Form 10-K
NU HORIZONS ELECTRONICS CORP
filed 1995-05-25
CIK 718074

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ANNUAL REPORT
      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended                              Commission file number
   February 28, 1995                                           1-8798
-------------------------                              ----------------------

                         Nu Horizons Electronics Corp.
-----------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

           Delaware                                           11-2621097
--------------------------------                         --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  6000 New Horizons Blvd., Amityville, New York                 11701
-----------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                                (516) 226-6000
-----------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None
-----------------------------------------------------------------------------
                               (Title of class)


-----------------------------------------------------------------------------
                               (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange on
        Title of each class                           which registered

    Common Stock Par Value $.0066 Per Share    NASDAQ National Market System
   -----------------------------------------  -------------------------------

-----------------------------------------------------------------------------
                               (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  YES  X     NO ___
                                                        ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 17, 1994.

    Common Stock - Par Value $.0066                   7,732,051
    -------------------------------              ------------------
            Class                                Outstanding Shares

        Aggregate Market Value of Non-Affiliate Stock at May 17, 1995 -
        ---------------------------------------------------------------
         approximately $67,655,000
         -------------------------

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES


                               TABLE OF CONTENTS

PART I:

   Item 1.     Business

   Item 2.     Properties

   Item 3.     Legal Proceedings

   Item 4.     Submission of Matters to a Vote of Security Holders

PART II:

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   Item 6.     Selected Financial Data

   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations

   Item 8.     Financial Statements and Supplementary Data

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III:

   Item 10.     Directors and Executive Officers of the Company

   Item 11.     Executive Compensation

   Item 12.     Security Ownership of Certain Beneficial Owners and
                Management

   Item 13.     Certain Relationships and Related Transactions

PART IV:

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K

PART I.

ITEM 1.  BUSINESS:

        GENERAL:

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC") and Nu Horizons/Merit Electronics Corp. ("NUM"), are engaged in the distribution of high technology active and passive electronic components. Nu Horizons International Corp. ("International"), another wholly-owned subsidiary, is an export distributor of electronic components. Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEM's. All references herein to the Company shall, unless the context otherwise requires, be deemed to refer to the Company and its subsidiaries.

         Active components distributed by the Company, principally to original equipment manufacturers (OEMs) in the eastern United States, include commercial and military semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

         The active and passive components distributed by the Company are utilized by the electronics industry and other industries in the manufacture of sophisticated electronic products including: military, industrial instrumentation, computers and peripheral equipment, consumer electronics, telephone and telecommunications equipment, satellite communications equipment, cellular communications equipment, medical equipment, automotive electronics, and audio and video electronic equipment.

         Manufacturers of electronic components augment their marketing programs through the use of independent distributors and contract assemblers such as the Company, upon which they rely to a considerable extent to market their products. Distributors and assemblers, such as the Company, offer their customers the convenience of diverse inventories and rapid delivery, design and technical assistance, and the availability of product in smaller quantities than generally available from manufacturers. Generally, companies engaged in the distribution of active and passive electronic components, such as the Company, are required to maintain a relatively significant investment in inventories and accounts receivable. To meet these requirements, the Company, and other companies in the industry, typically depend on internally generated funds as well as external borrowings.

         Effective April 1, 1994, the Company acquired, through a newly formed subsidiary, Nu Horizons/Merit Electronics Corp. ("NUM"), substantially all of the assets and certain liabilities of Merit Electronics Corp., located in San Jose, California ("Merit"). NUM is engaged in the distribution of active electronic components in the Northern California marketplace and provides the Company with a base of operations for future expansion on the West Coast. See Note 3 of the accompanying financial statements for further information relative to this acquisition.

         Management's policy is to manage, maintain and control all inventories from its principal headquarters and stocking facilities on Long Island, New York and, effective April 1, 1994, in San Jose, California. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable in order to better serve the specific needs of local markets.

        Semiconductor Products (Active Components):

         The Company is a distributor of a broad range of semiconductor products to commercial and military OEMs principally in the United States. The Company is a franchised distributor of active components for approximately fifty-five product lines, the most significant of which are SGS-Thomson Microelectronics and Toshiba. Other significant franchised product lines include Atmel, Cirrus Logic, Elantec, Exar, Exel Microelectronics, General Instrument, Integrated Circuit Systems, International Rectifier, M/A-COM, Maxim Integrated Products, NEC, Silicon Systems, Standard Microsystems Corporation, Supertex, Inc., VTC Incorporated and Xilinx.

         The Company's franchise agreements authorize it to sell all or part of the product line of a manufacturer on a non-exclusive basis. Under these agreements, each manufacturer will grant credits for any subsequent price reduction by such manufacturer and inventory return privileges whereby the Company can return to each such manufacturer for credit or exchange a percentage ranging from 5% to 20% of the inventory purchased from said manufacturer during a semi-annual period. The franchise agreement may be cancelled by either party upon written notice. The Company anticipates, in the future, entering into additional franchise agreements and increasing its inventory levels in accordance with business demands.

        Passive Components and Relationship with Nippon:

         NIC is the exclusive outlet in North America for Nippon Industries Co. Ltd.'s (Japan) brand of passive components and does not foresee any change in this relationship. While the Company does not have a written agreement with Nippon in this regard, it believes that a formal written agreement is not material to its ongoing business relationship with Nippon.

         Due to certain market situations, NIC, with Nippon's assent, has also established several manufacturing associations with U.S. and Taiwan based companies. NIC intends to continue to give Nippon priority however, in acquiring its products whenever the technology and pricing are commensurate with the North American market's requirements.

       Contract Assembly:

         As discussed above, the Company's core business is the distribution of active components to OEMs and passive components to OEM's and distributors nationally in the United States.

         Those components are then placed on printed circuit boards by the OEMs themselves or are contracted for placement to outside contract assembly companies (domestically or offshore). The Company believes that the latter (outside contract assembly) is becoming more prevalent nationally, especially among small to midsize OEMs.

         With a view towards maximizing the Company's current customer base as well as offering new customers additional services, the Company decided, in 1991, that contract circuit board assembly was a natural extension to its business, since 80% of the components found on most printed circuit boards can be provided through the Company's active and NIC's passive products.

         In August 1991, the Company formed a new subsidiary, Nu Visions Manufacturing, Inc. (NUV), a Massachusetts corporation, for the purpose of providing contract assembly services. On September 6, 1991, NUV purchased all of the assets of Leja Assoc., Inc. located in Springfield, Massachusetts, in a bulk transfer for approximately $300,000. Leja was an existing subcontract board assembly operation. NUV began doing business in September 1991 and was moved to a new facility in mid-February 1992. In order to expand and enhance this part of the business, the Company has acquired approximately $1,000,000 of automated circuit board assembly equipment.

        Sales and Marketing:

         Management's strategy for long-term success has been to focus the Company's sales and marketing efforts towards the following industry
       segments:   industrial, telecom/datacom, military, medical
       instrumentation, microwave and RF, fiberoptic, consumer electronics, security and protection devices, office equipment, computers and computer peripherals, factory automation and robotics both domestically and abroad. In order to help achieve these goals, the Company may enter into new franchise agreements for a broad base of commodity semiconductor products including those used in the key niche industries referred to above. In order to service military customers, the Company has a separate and controlled military warehouse section in its existing facility which it believes complies with all government requirements. NIC, in an effort to meet the increasing demand for its surface mount chip capacitors, resistors and thermistors, occupies an environmentally controlled warehouse in the Company's Long Island facility.

         As of February 28, 1995 the Company had approximately 13,000 customers. All sales are made through customers' purchase orders. Semiconductors are sold primarily via telephone by the Company's executive officers and in-house staff of 70 salespersons, and by a field sales force of 77 salespersons. The Company maintains branch sales facilities located in Pine Brook, New Jersey; Wakefield, Massachusetts; Rochester, New York; Columbia, Maryland; Mt. Laurel, New Jersey; Ft. Lauderdale, Florida; Huntsville, Alabama; Norcross, Georgia; Orlando, Florida; Cleveland, Ohio; Dallas, Texas; Austin, Texas and Edina, Minnesota. In April 1994, the Company acquired substantially all of the assets of Merit Electronics, Inc., a distribution business based in San Jose, California as its vehicle for entry to the West Coast electronic component distribution market. See Note 3 of the accompanying financial statements for further information relative to this acquisition. Subsequent to this acquisition, the Company opened a branch sales office in Irvine, California.

         NIC's passive components are marketed through the services of a national network of approximately 20 independent sales representative organizations, employing over 200 salespersons, as well as through NIC's in-house sales and engineering personnel. The independent representative organizations do not represent competing product lines but sell other related products. Commissions to such organizations are generally equivalent to 5% of all sales in a representative's exclusive territory.

         NIC has developed a national network of approximately 75 regional distributor locations which market passive components on a non-exclusive basis. Approximately 35 of the regional distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory. These distributors are protected by NIC against price reductions and are granted inventory return and other privileges. Due to the efforts of NIC and its distributors, NIC's passive components have been tested and "designed in" as a prime source of qualified product by over 7,000 OEMs in the United States.

         Nu Visions' contract manufacturing facilities are marketed through the services of several East Coast independent sales representatives as well as the Company's field sales force.

         No single customer accounted for more than 2% of the Company's consolidated sales for the year ended February 28, 1995. The Company's sales practice is to require payment within thirty days of delivery.

        Source of Supply:

         The Company inventories an extensive stock of active and passive components; however, if the Company's customers order products for which the Company does not maintain inventory, the Company's marketing strategy is to obtain such products from its franchise manufacturers, or, if a product is unobtainable, to identify and recommend satisfactory interchangeable alternative components. For this purpose, the Company devotes considerable efforts to familiarizing itself with component product movement throughout the industry, as well as to constant monitoring of its own inventories.

         As of February 28, 1995, there were two manufacturers that represented more than 10% of the Company's inventory, on a consolidated basis. These two suppliers, SGS-Thomson and Toshiba, respectively, accounted for 13% and 11% of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced shortages or surplus of certain electronic products.

        Competition and Regulation:

         The Company competes with many companies that distribute semiconductor and passive electronic components and to a lesser extent companies which manufacture such products and sell them directly to OEMs and other distributors. Many of these companies have substantially greater assets and possess greater financial and personnel resources than those of the Company. In addition, certain of these companies possess independent franchise agreements to carry semiconductor product lines which the Company does not carry, but which it may desire to sell. Competition is based primarily upon inventory availability, quality of service, knowledge of product and price. The Company believes that it derives an advantage in the distribution of passive electronic components from the distribution of those components under its own label.

         The Company's competitive ability to price its imported passive components could be adversely affected by increases in tariffs, duties, changes in the United States' trade treaties with Japan or other foreign countries, transportation strikes and the adoption of Federal laws containing import restrictions. In addition, the cost of the Company's imports could be subject to governmental controls and international currency fluctuations. Because imports are paid for with U.S. dollars, the decline in value of United States currency as against foreign currencies would cause increases in the dollar prices of the Company's imports from Japan and other foreign countries. Although the Company has not experienced any material adverse effect to date in its ability to compete or maintain its profit margins as a result of any of the foregoing factors, no assurance can be given that such factors will not have a material adverse effect in the future.

        Backlog:

         The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment no later than 60 days for active components and no longer than 90 days for passive components from the date of the order. As of May 1, 1995, the Company's backlog was approximately $22,000,000 as compared to a backlog of approximately $16,000,000 at May 2, 1994.

        Employees:

         As of February 28, 1995, the Company employed 307 persons: 8 in management, 171 in sales and sales support, 19 in product and purchasing, 9 in accounting and finance, 18 in operations, 46 in manufacturing, and
       36   in shipping, receiving and warehousing.  The Company believes that its employee relations are satisfactory.

         The Company was incorporated under the laws of the State of Delaware in 1987 and continued the business of its predecessor.

ITEM 2. PROPERTIES

         In September 1985, the Company moved its corporate headquarters to a 20,000 square foot building located in Amityville, New York, which serves as its executive offices and distribution center. The building was financed through an Industrial Revenue Bond with interest at a percentage of the bank's prime rate. As of February 28, 1995, the Company's outstanding mortgage indebtedness in respect of this property was $504,483.

         In October 1991, the Company leased approximately 10,400 square feet of manufacturing and office space in Springfield, Massachusetts for its Nu Visions Manufacturing, Inc. subsidiary which was subsequently increased to 14,400 square feet. The lease term is from February 17, 1992 to February 16, 2002 at an annual base rental of $98,000 subject to annual consumer price index increases not to exceed 2% annually. The lease includes buy out provisions at the end of the fifth and sixth years.

         In April 1994, the Company leased approximately 12,500 square feet of warehouse and office space in San Jose, California for its Nu Horizons/Merit subsidiary. This facility will serve as the Company's West Coast regional sales and distribution headquarters. The lease term is from May 1, 1994 to April 30, 1999 at an annual base rental of $140,000.

         The Company also leases fourteen (14) branch sales offices which range in size from 1,000 square feet to 5,000 square feet, with lease terms that expire between April 1995 and March 2000. Annual rentals range from $12,000 to $63,000 with aggregate rentals approximating $328,000.

ITEM 3. LEGAL PROCEEDINGS:

         No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted during the fourth quarter of the fiscal year ended February 28, 1995 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

       (a) The Company's common stock is traded on the NASDAQ National Market System under the symbol "NUHC". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock, as adjusted for 5% stock dividends declared on September 16, 1992 and March 9, 1993, a 3:2 stock split declared on September 7, 1993, as reported by the NASDAQ National Market System.

                                                         HIGH    LOW
                                                        ------  -----
              FISCAL YEAR 1994:

                First Quarter                           $ 6.08  $4.08
                Second Quarter                           10.83   5.58
                Third Quarter                            16.50   9.25
                Fourth Quarter                           12.25   7.63

              FISCAL YEAR 1995:

                First Quarter                            10.75   8.25
                Second Quarter                            8.75   5.75
                Third Quarter                             9.75   6.13
                Fourth Quarter                            9.50   6.88

              FISCAL YEAR 1996:

                First Quarter (Through May 17, 1995)      8.75   6.50

       (b) As of May 17, 1995, the Company's common stock was owned by approximately 2,000 holders of record.

       (c) The Company has never paid a cash dividend on its common stock. In addition, the Company's revolving credit line agreement prohibits, without the bank's consent, the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA:

                        FOR THE       FOR THE       FOR THE       FOR THE       FOR THE
                      YEAR ENDED     YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                       FEBRUARY       FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY
                       28, 1995       28, 1994      28, 1993      29, 1992      28, 1991
                     -----------    -----------   -----------   -----------   -----------
INCOME STATEMENT
 DATA:

  Net sales          $130,251,554   $92,418,038   $60,507,620   $42,187,636   $39,007,394
  Gross profit
   on sales            30,913,305    24,950,478    15,390,022    10,715,954     9,883,241
  Gross profit
   percentage                23.7%         27.0%         25.4%         25.4%         25.3%
  Income before
   provision for
   income taxes         7,444,147     8,549,534     2,564,335       495,559       223,971
  Net income            4,421,823     5,044,225     1,489,658       296,816       155,353
  Earnings per
   common share:

    Primary          $        .56   $       .65   $       .20   $       .04   $       .02

    Fully diluted    $        .52   $       .65   $       .19   $       .04   $       .02

                       FEBRUARY       FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY
                       28, 1995       28, 1994      28, 1993      29, 1992      28, 1991
                     -----------    -----------   -----------   -----------   -----------
BALANCE SHEET
 DATA:

  Working capital    $ 36,328,941   $23,792,512   $17,523,791   $12,465,363   $12,098,111
  Total assets         51,972,606    37,448,040    26,083,687    17,849,628    16,713,047
  Long-term debt       20,580,613     9,339,195     8,079,590     4,279,514     3,983,609
  Shareholders'
   equity              22,541,916    18,051,985    12,679,681    10,887,624    10,511,539

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

   Fiscal Year 1995 versus 1994

   Results of Operations:

     Net sales for the year ended February 28, 1995 aggregated $130,251,554 as compared to $92,418,038 for the year ended February 28, 1994, an increase of 41%. Management attributes the increase in sales for the period to the following reasons: Approximately $13,845,000 or 37% of the overall increase resulted from the inception of distribution operations, as of April 1, 1994, of the new "NUM" subsidiary located in San Jose, California. Approximately $1,328,000 or 3% of the overall increase resulted from incremental sales increases achieved at the Nu Visions Manufacturing subsidiary. The balance of the increase, approximately $22,661,000 or 60% of the overall increase, resulted from incremental sales generated by the core distribution business through greater market penetration and continuing economic strength in the electronic industry.

     Gross profit margin as a percentage of net sales was 23.7% for the year ended February 28, 1995 as compared to 27% for the year ended February 28, 1994. Management attributes this lower profit margin primarily to a downward correction in selling prices in the marketplace during the period ended February 28, 1995 and a greater volume of larger orders at lower gross profit margins.

     Operating expenses increased $6,185,668 to $22,094,158 for the year ended February 28, 1995 from $15,908,490 for the year ended February 28, 1994, an increase of approximately 39%. As a percentage of net sales, operating expenses declined from 17.2% in fiscal 1994 to 16.9% in fiscal 1995. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $5,540,000 or approximately 90% of the increases were for personnel related costs - commissions, salaries, travel, fringe benefits and the addition of the San Jose California distribution facility and sales branches in Dallas, Texas, Austin, Texas and Edina, Minnesota. These increases were required to produce the increased sales which were achieved during the past fiscal year. The remaining increase of approximately $645,000 or approximately 10% of the total increment is a result of increases in various other operating costs to support the increase in net sales for the period.

     Interest expense increased $850,428 from $536,591 for the year ended February 28, 1994 to $1,387,019 for the year ended February 28, 1995. This increase was primarily due to higher average borrowings resulting from an increase in the Company's inventory, accounts receivable resulting from the increase in sales volume and debt incurred in connection with the Merit acquisition, as well as higher interest rates during the period.

     Net income for the year ended February 28, 1995 was $4,421,823 or $.56 per share as compared to $5,044,225 or $.65 per share for the year ended February 28, 1994. The decrease in earnings is primarily due to lower gross profit margins and higher operating expenses, partially offset by the increase in sales volume.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        Fiscal Year 1995 versus 1994 (Continued)

        Liquidity and Capital Resources:

       The Company ended its 1995 fiscal year with working capital and cash aggregating approximately $36,329,000 and $499,000, respectively at February 28, 1995 as compared to approximately $23,792,000 and $2,124,000, respectively, at February 28, 1994. The Company's current ratio at February 28, 1995 was 5.1:1. The Company believes that its financial position at February 28, 1995 will enable it to take advantage of any new opportunities that may arise.

       In order to expand and enhance the subcontract circuit board assembly part of the business, Nu Visions Manufacturing, Inc. ("NUV"), the Company would expect to incur possible additional capital expenditures. At this time, the Company has acquired approximately $1,000,000 of equipment and has budgeted to acquire approximately $200,000 of additional equipment, which has and will be financed through equipment leases and or with funds from operations.

       In April 1994, the Company entered into an amended and restated unsecured revolving line of credit agreement, which as amended, currently provides for maximum borrowings of $18,000,000 at the bank's prime rate, through May 1, 1997. At February 28, 1995, $4,400,000 was outstanding under this line of credit as compared to $8,100,000 at February 28, 1994.

       Effective April 1, 1994, Nu Horizons/Merit Electronics Corp., a newly formed subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Merit Electronics, Inc., an electronic component distributor, located in San Jose, California. The $6,000,000 cost of the acquisition was paid in cash and was financed through a borrowing of such amount under the Company's revolving line of credit (see Notes 3 and 6 to the accompanying financial statements).

       In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 30, February 28, May 31 and August 31. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes.

       The Company anticipates that its capital resources provided from its cash flow from operations and its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve month period.

        Inflationary Impact:

       Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

        Fiscal Year 1994 versus 1993

        Results of Operations:

       Net sales for the year ended February 28, 1994 aggregated $92,418,038 as compared to $60,507,620 for the year ended February 28, 1993, an increase of 52.7%. Management attributes this increase in net sales to the addition of new customers, incremental sales to existing customers, increased market penetration by the East Coast branch network, growth in existing product lines and the addition of several niche franchised lines.

       Gross profit margin as a percentage of net sales increased to 27% for the year ended February 28, 1994 as compared to 25.4% for the year ended February 28, 1993. Management attributes this increase to its success in increasing sales of more profitable product lines, its continuing emphasis on monitoring gross profit margins on individual sales and a maturing of the Company's customer relationships.

       Operating expenses increased $ 3,444,305 to $15,908,490 for the year ended February 28, 1994 from $12,464,185 for the year ended February 28, 1993, an increase of approximately 28%. As a percentage of net sales, operating expenses declined from 20.6% in fiscal 1993 to 17.2% in fiscal 1994. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $2,400,000 or approximately 70% of the increases were for personnel related costs - commissions, salaries, travel and fringe benefits. These increases were required to produce the increased sales which were achieved during the past fiscal year. Approximately $665,000 or approximately 19% of the overall increase for the year resulted from bonuses accrued on employment contracts for three senior executives which became effective on March 1, 1992 (see note 12a to the consolidated financial statements). In addition, other operating expenses increased approximately $270,000 or approximately 8% of the total for fiscal 1994 over fiscal 1993 relative to Nu Visions Manufacturing, Inc., the Company's contract manufacturing subsidiary. The remaining increase of approximately $109,000 or approximately 3% of the total increment is a result of increases in various other operating costs to support the increase in net sales for the period.

       Interest expense increased $125,095 from $411,496 for the year ended February 28, 1993 to $536,591 for the year ended February 28, 1994. This increase was primarily due to increased borrowings which were required to support the higher accounts receivable and inventory levels, resulting from the 52.7% increase in sales volume.

       The increase in net income from $1,489,658 or $.20 per share for the year ended February 28, 1993 to $5,044,225 or $.65 per share for the year ended February 28, 1994 was primarily due to the increase in gross profit dollars, resulting from the 52.7% increase in net sales net of the increase in operating and interest expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        Fiscal Year 1994 versus 1993 (Continued)

        Liquidity and Capital Resources:

       The Company ended its 1994 fiscal year with working capital and cash aggregating approximately $23,792,000 and $2,124,000, respectively at February 28, 1994 as compared to approximately $17,524,000 and $1,319,000, respectively, at February 28, 1993. The Company's current ratio at February 28, 1994 was 3.4:1.

       In order to expand and enhance the subcontract circuit board assembly part of the business, Nu Visions Manufacturing, Inc. ("NUV"), the Company would expect to incur possible additional capital expenditures. As of February 28, 1994 the Company had acquired $900,000 of equipment and had budgeted to acquire approximately $200,000 of additional equipment, which has been financed through equipment loans and or with funds from operations.

       In April 1994, the Company entered into an amended and restated unsecured revolving line of credit agreement, which as amended, provided for maximum borrowings of $18,000,000 at the bank's prime rate, through May 1, 1997. At February 28, 1994, $8,100,000 was outstanding under this line of credit as compared to $6,600,000 at February 28, 1993.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Independent Auditors' Report



To The Board of Directors
Nu Horizons Electronics Corp.
Amityville, New York

   We have audited the accompanying consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries as listed in the Index under Item 14 in this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995 in conformity with generally accepted accounting principles.



                     BY:  /s/ LAZAR, LEVINE, & COMPANY LLP
                         ----------------------------------
                          LAZAR, LEVINE & COMPANY LLP



New York, New York
May 18, 1995



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                       -ASSETS-                   FEBRUARY     FEBRUARY
                        ------                    28, 1995     28, 1994
                                                  --------     --------
CURRENT ASSETS:
 Cash (including time deposits)                 $   498,919  $ 2,124,307
 Accounts receivable-net of allowance for
  doubtful accounts of $898,359 and $500,463
  for 1995 and 1994, respectively                20,786,943   15,011,384
 Inventories                                     22,255,545   16,043,826
 Prepaid expenses and other current assets        1,637,611      669,855
                                                -----------  -----------
TOTAL CURRENT ASSETS                             45,179,018   33,849,372

PROPERTY, PLANT AND EQUIPMENT - NET
(Notes 4 and 7)                                   3,141,054    2,842,376

OTHER ASSETS (Note 5)                             3,652,534      756,292
                                                -----------  -----------
                                                $51,972,606  $37,448,040
                                                ===========  ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $ 6,286,579  $ 6,376,574
  Accrued expenses                                2,201,006    1,165,931
  Current portion of long-term debt (Note 7)        311,063      315,275
  Income taxes (Note 10)                              7,743    2,199,080
  Other current liabilities                          43,686            -
                                                -----------  -----------
TOTAL CURRENT LIABILITIES                         8,850,077   10,056,860
                                                -----------  -----------

DEFERRED INCOME TAXES (Note 10)                     585,209      461,078
                                                -----------  -----------

REVOLVING CREDIT LINE (Note 6)                    4,400,000    8,100,000
                                                -----------  -----------

LONG-TERM DEBT (Note 7)                             595,404      778,117
                                                -----------  -----------

SUBORDINATED CONVERTIBLE NOTES (Note 8)          15,000,000            -
                                                -----------  -----------

COMMITMENTS AND CONTINGENCIES
 (Notes 6, 11, 12 and 13)

SHAREHOLDERS' EQUITY (Note 9):
  Preferred stock, $1 par value, 1,000,000
   shares authorized; none issued or
   outstanding                                            -            -
  Common stock, $.0066 par value, 20,000,000
   shares authorized; 7,732,051 and
   7,713,634 shares issued and outstanding
   for 1995 and 1994, respectively                   51,032       50,910
  Additional paid-in capital                     10,726,727   10,699,407
  Retained earnings                              11,764,157    7,342,334
                                                -----------  -----------
                                                 22,541,916   18,092,651
  Less:  loan to ESOP (Notes 7 and 11)                    -       40,666
                                                -----------  -----------
                                                 22,541,916   18,051,985
                                                -----------  -----------
                                                $51,972,606  $37,448,040
                                                ===========  ===========

                See notes to consolidated financial statements.
                                                            Page F-2

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                         FOR THE YEAR ENDED
                                                              --------------------------------------
                                                              FEBRUARY       FEBRUARY       FEBRUARY
                                                              28, 1995       28, 1994       28, 1993
                                                              --------       --------       --------

NET SALES                                                   $130,251,554   $92,418,038    $60,507,620
                                                            ------------   -----------    -----------


COSTS AND EXPENSES:

 Cost of sales (Note 13)                                      99,338,249    67,467,560    45,117,598
 Operating expenses                                           22,094,158    15,908,490    12,464,185
 Interest expense                                              1,387,019       536,591       411,496
 Interest income                                                 (12,019)      (44,137)      (49,994)
                                                             -----------   -----------   -----------
                                                             122,807,407    83,868,504    57,943,285
                                                             -----------   -----------   -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                               7,444,147     8,549,534     2,564,335

 Provision for income
 taxes (Note 10)                                               3,022,324     3,505,309     1,074,677
                                                             -----------   -----------   -----------

NET INCOME                                                   $ 4,421,823   $ 5,044,225   $ 1,489,658
                                                             ===========   ===========   ===========

EARNINGS PER SHARE
(Note 2j):

 Primary                                                     $       .56   $       .65   $       .20
                                                             ===========   ===========   ===========

 Fully diluted                                               $       .52   $       .65   $       .19
                                                             ===========   ===========   ===========


                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------


                                                   COMMON STOCK   ADDITIONAL                               TOTAL
                                         COMMON      DIVIDEND      PAID-IN      RETAINED     LOAN TO    SHAREHOLDERS'
                           SHARES        STOCK        PAYABLE      CAPITAL      EARNINGS      ESOP        EQUITY
                          ---------  -------------  -----------  -----------  ------------  ----------  -----------

Balance at
  February 29, 1992       4,494,199       $44,942   $        -   $ 7,883,859  $ 3,198,992   $(240,169)  $10,887,624

Exercise of stock
  options                    89,894           899            -       201,750            -           -       202,649
Repayment from ESOP               -             -            -             -            -      99,750        99,750
Stock dividends             225,153         2,251            -       856,145     (858,396)          -             -
Stock dividend
  distributable                   -             -        2,403     1,529,742   (1,532,145)          -             -
Net income                        -             -            -             -    1,489,658           -     1,489,658
                          ---------       -------   ----------   -----------  -----------   ---------   -----------
Balance at
  February 28, 1993       4,809,246        48,092        2,403    10,471,496    2,298,109    (140,419)   12,679,681

Stock dividend
  distributed               240,319         2,403       (2,403)            -            -           -             -
Exercise of stock
  options and warrants      113,670           930            -       227,396            -           -       228,326
Repayment from ESOP               -             -            -             -            -      99,753        99,753
Stock split               2,550,399          (515)           -           515            -           -             -
Net income                        -             -            -             -    5,044,225           -     5,044,225
                          ---------       -------   ----------   -----------  -----------   ---------   -----------
Balance at
  February 28, 1994       7,713,634        50,910            -    10,699,407    7,342,334     (40,666)   18,051,985

Exercise of stock
  options                    18,417           122            -        27,320            -           -        27,442
Repayment from ESOP               -             -            -             -            -      40,666        40,666
Net income                        -             -            -             -    4,421,823           -     4,421,823
                          ---------       -------   ----------   -----------  -----------   ---------   -----------
Balance at
  February 28, 1995       7,732,051       $51,032   $   -        $10,726,727  $11,764,157   $   -       $22,541,916
                          =========       =======   ==========   ===========  ===========   =========   ===========



                        See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                              FOR THE YEAR ENDED
                                          ---------------------------------------------
                                             FEBRUARY        FEBRUARY      FEBRUARY
                                             28, 1995        28, 1994      28, 1993
                                           ------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
  Cash received from customers             $125,991,043   $  88,245,555   $  56,114,506
  Cash paid to suppliers and employees     (124,980,742)    (85,752,410)    (58,315,068)
  Interest received                              18,991          47,037          59,167
  Interest paid                              (1,387,019)       (536,591)       (411,496)
  Income taxes paid                          (5,770,418)     (1,744,114)       (426,094)
                                           ------------   -------------   -------------
     Net cash provided by (used by)
      operating activities                   (6,128,145)        259,477      (2,978,985)
                                           ------------   -------------   -------------

Cash flows from investing activities:
   Capital expenditures                        (602,746)       (827,629)       (384,485)
     Purchase of Merit Electronics -
      net of cash acquired                   (5,753,022)              -               -
                                           ------------   -------------   -------------

     Net cash (used by) investing
      activities                             (6,355,768)       (827,629)       (384,485)
                                           ------------   -------------   -------------

Cash flows from financing activities:
   Borrowings under revolving
     credit line                             66,090,000      20,050,000      17,425,000
   Repayments under revolving
    credit line                             (69,790,000)    (18,550,000)    (13,925,000)
   Principal payments of long-term
     debt                                      (468,917)       (355,164)       (327,346)
   Proceeds from exercise of employee
     stock options                               27,442         228,326         202,649
   Proceeds from subordinated debt           15,000,000               -               -
                                           ------------   -------------   -------------
    Net cash provided by
      financing activities                   10,858,525       1,373,162       3,375,303
                                           ------------   -------------   -------------

Net increase (decrease) in cash and
   cash equivalents                          (1,625,388)        805,010          11,833

Cash and cash equivalents, beginning
   of year                                    2,124,307       1,319,297       1,307,464
                                           ------------   -------------   -------------

Cash and cash equivalents, end of year     $    498,919   $   2,124,307   $   1,319,297
                                           ============   =============   =============

                See notes to consolidated financial statements.



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------

                                                      FOR THE YEAR ENDED
                                             -----------------------------------
                                             FEBRUARY       FEBRUARY    FEBRUARY
                                             28, 1995       28, 1994    28, 1993
                                             --------       --------    --------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                  $  4,421,823   $ 5,044,225   $ 1,489,658
                                            ------------   -----------   -----------

Adjustments to reconcile net income to
  net cash provided by (used by)
  operating activities:

  Depreciation and amortization                  886,235       535,794       445,196
  Bad debts                                      442,500       409,000       184,500
  Contribution to ESOP (compensation)             40,666        99,753        99,750
Changes in assets and liabilities:
    (Increase) in accounts receivable         (4,260,511)   (4,172,483)   (4,393,114)
    (Increase) in inventories                 (3,566,701)   (6,239,178)   (3,358,169)
    (Increase) in prepaid expenses
       and other current assets               (1,183,805)     (193,494)     (121,738)
    (Increase) decrease in other assets       (1,277,857)      (71,353)       43,426
    Increase (decrease) in accounts
     payable and accrued expenses               (354,525)    3,105,867     2,022,211
    Increase (decrease)in income taxes        (1,625,045)    1,255,853       450,129
    Increase (decrease) in other
      current liabilities                         34,361       (19,848)       19,426
    Increase in deferred taxes                   314,714       505,341       139,740
                                            ------------   -----------   -----------
       Total adjustments                     (10,549,968)   (4,784,748)   (4,468,643)
                                            ------------   -----------   -----------

Net cash provided by (used by) operating
  activities                                $ (6,128,145)  $   259,477   $(2,978,985)
                                            ============   ===========   ===========

SUPPLEMENTAL INFORMATION:

During the year ended February 28, 1995, the Company entered into capitalized lease obligations aggregating $281,991.

                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------

1.  ORGANIZATION:

    Nu Horizons Electronics Corp. and its subsidiaries, NIC Components Corp., and Nu Horizons International Corp., were incorporated in the State of New York on October 22, 1982, November 8, 1982, and December 8, 1986, respectively. Nu Visions Manufacturing, Inc. was incorporated in the State of Massachusetts on August 9, 1991. On April 15, 1988, Nu Horizons Electronics Corp. was reincorporated in the State of Delaware. On April 18, 1994, Nu Horizons/Merit Electronics Corp. was incorporated in the State of Delaware, for the express purpose of acquiring the business of Merit Electronics, Inc. See Note 3 of these Notes for further information. All companies are wholesale distributors or export distributors of electronic components, except for Nu Visions Manufacturing, which is a contract assembler of circuit boards and various electromechanical devices.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    a. Principles of Consolidation:

      The consolidated financial statements include the accounts of Nu Horizons Electronics Corp., (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons/Merit Electronics Corp. ("NUM"), Nu Visions Manufacturing, Inc. ("NUV") and Nu Horizons International Corp. ("International"). All material intercompany balances and transactions have been eliminated.

    b.  Concentration of Credit Risk:

      Accounts receivable potentially exposes the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standard No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk".

  c.  Inventories:

      Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.

  d.  Depreciation:

      Depreciation is provided using the straight-line method as follows:

        Building and improvements       25 years
        Transportation equipment         3 years
        Office equipment                 5 years
        Furniture and fixtures           5 years
        Computer equipment               5 years

      Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition, the associated cost and accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations.



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  e.  Income Taxes:

      The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided for on the timing differences for certain items which are treated differently for tax and financial reporting purposes. These items include depreciation of fixed assets, inventory capitalization valuations and the recognition of bad debt expense.

      International has elected under Section 995 of the Internal Revenue Code to be taxed as an "Interest Charge Disc". Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International's untaxed income at February 28, 1995 approximates $2,200,000.

      The Company adopted SFAS No. 109, "Accounting For Income Taxes" ("SFAS 109"), for the year ended February 28, 1993. SFAS 109 requires use of the asset and liability approach of providing for income taxes and required implementation no later than for years beginning after December 15, 1992. Management of the Company believes that the adoption of SFAS No. 109 had no material effect on the financial statements.

  f.  Goodwill

      Costs in excess of net assets acquired (see Note 3), which is included in other assets, is being amortized on a straight-line basis over fifteen years. For the year ended February 28, 1995, amortization of goodwill aggregated $130,770.

      The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

  g.  Post Retirement Benefits:

      On December 31, 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions". SFAS No. 106 requires that companies recognize the cost of providing post retirement health care and other non-pension benefits over an employee's service periods, rather than as the benefits are paid. The Company does not provide any non-pension post retirement benefits at the present time.

  h.  Postemployment Benefits:

      In November 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 112, "Employers' Accounting for Postemployment Benefits" which become effective for fiscal years beginning after December 15, 1993. This standard requires the expensing on an accrual basis, of all benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment, but before retirement. The Company does not provide any postemployment benefits at this time.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  i.  Cash and Cash Equivalents:

      For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  j.  Earnings Per Common Share:

      Primary earnings per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. All shares held by the Employee Stock Ownership Plan (see Note 11) are included in outstanding shares. Fully diluted earnings per common share has been computed assuming conversion of all dilutive stock options and convertible debt. All per share amounts have been retroactively restated for all periods presented - see Note 9 regarding stock dividends and three for two stock split.

      The following average shares were used for the computation of primary and fully diluted earnings per share:

                           1995       1994       1993
                         ---------  ---------  ---------
        Primary          7,847,677  7,774,440  7,558,311
        Fully diluted    9,279,297  7,814,605  7,716,813

  k.  Reclassifications:

           Certain prior year information has been reclassified to conform to the current year's reporting presentation.

3.  ACQUISITION:

    Effective April 1, 1994, Nu Horizons/Merit Electronics Corp., a newly formed subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Merit Electronics Corp., an electronic component distributor, located in San Jose, California. The $6,000,000 cost of the acquisition was paid in cash and was financed through a borrowing of the same amount under the Company's revolving line of credit (see Note 6).

    This acquisition was accounted for using the purchase method of accounting. The following table presents, on a pro forma basis, a condensed consolidated balance sheet at February 28, 1994, giving effect to the acquisition as if it had occurred on that date:

                            Unaudited Pro Forma
    Assets                                       February 28, 1994
    ------                                      -------------------

  Current assets                                  $38,927,000
  Net fixed assets - other                          3,633,000
  Intangible assets - net                           2,353,000
                                                  -----------
                                                  $44,913,000
                                                  ===========



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------

3.  ACQUISITION (continued):

    Liabilities and Equity
    ----------------------
    Current liabilities                             $11,067,000
    Long-term debt                                   15,794,000
    Shareholder's equity                             18,052,000
                                                    -----------
                                                    $44,913,000
                                                    ===========

    The Company's consolidated statement of earnings did not include the revenues and expenses of Nu Horizons/Merit until April 1, 1994. The revenues of Nu Horizons/Merit after April 1, 1994 are reflected for the fiscal year ended February 28, 1995. The following pro forma results were developed assuming the acquisition had occurred at the beginning of the earliest period presented.

                                          Pro Forma Year Ended
                         -------------------------------------------------------
(Unaudited)              February 28, 1995  February 28, 1994  February 28, 1993
-----------              -----------------  -----------------  -----------------

   Net sales                  $131,914,000       $107,507,000        $72,969,000
   Net earnings                  4,426,000          5,484,000          1,744,000
   Earnings per share         $        .56       $        .71        $       .23

    This unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on March 1, 1992, nor are they necessarily indicative of results that may occur in the future.

4.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment, which is reflected at cost, consists of the following:

                                       FEBRUARY    FEBRUARY
                                       28, 1995    28, 1994
                                      ----------  ----------

   Land                               $  266,301  $  266,301
   Building and improvements           1,574,435   1,521,873
   Furniture, fixtures and office
    equipment                          1,512,926   1,273,800
   Computer equipment                  1,920,776   1,580,422
   Assets held under capitalized
    leases                               919,834     637,842
                                      ----------  ----------
                                       6,194,272   5,280,238

   Less:  accumulated depreciation
           and amortization            3,053,218   2,437,862
                                      ----------  ----------
                                      $3,141,054  $2,842,376
                                      ==========  ==========

    Included in building and improvements is approximately $65,000 of the interest costs which were capitalized during the period of construction of the corporate headquarters.

    Depreciation expense including depreciation of capitalized leases for the years ended February 28, 1995, 1994 and 1993 aggregated $615,356, $501,098 and $386,078, respectively.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------

 5.    OTHER ASSETS:

    Other assets as of February 28, 1995 and 1994 consists of the following:


                                                       1995        1994
                                                   ------------  --------

    Costs in excess of net assets acquired           $2,223,104  $      -
    Net cash surrender value - life insurance           720,959   648,182
    Debt issue costs - net                              663,527         -
    Other                                                44,944   108,110
                                                     ----------  --------
                                                     $3,652,534  $756,292
                                                     ==========  ========

6.  REVOLVING CREDIT LINE:

    In February, 1988 the Company entered into an agreement with its bank, which as amended, provides for a $18,000,000 unsecured revolving line of credit at the bank's prime rate (9.0% at February 28, 1995) with payments of interest only through May 1, 1997. Direct borrowings under lines of credit were $4,400,000 and $8,100,000 at February 28, 1995 and February 28, 1994,
    respectively. The credit agreement contains various covenants including a restriction on the payment of cash dividends without the bank's consent.
    The Company meets all of the required covenants.

7.  LONG-TERM DEBT:


    Long-term debt consists of the following:
                                                    FEBRUARY   FEBRUARY
                                                    28, 1995   28, 1994
                                                    --------   --------

Mortgage payable to bank, due in quarterly
 installments of $26,552 plus interest at
 88% of the bank's prime rate (7.92% at
 February 28, 1995) to December 1, 1999            $  504,483   $610,690

Term loan payable to bank, due in monthly
 installments of $6,564 plus interest at
 82% of the bank's prime rate to March 31, 1994             -      6,564

Term loan payable to bank, due in monthly
 installments of $1,750 plus interest at
 5.33% to February 28, 1996                                 -     42,000

Non-Compete Agreement
 due in annual installments                            14,500     37,000

Various capitalized equipment leases,
interest rates ranging from 6.78% to 8.38%,
maturing in 1997 and 1998.  Gross lease
obligations aggregate $172,089, $172,089,
$85,134 and $34,748, for each of the next
four years, with interest thereon
aggregating $76,576                                   387,484    397,138
                                                   ----------   --------
                                                      906,467  1,093,392
Less:  current portion                                311,063    315,275
                                                   ----------   --------

                                                   $  595,404   $778,117
                                                   ==========   ========

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------


7.  LONG-TERM DEBT (Continued):

    The mortgage payable is collateralized by land, building, and substantially all furniture and fixtures. The term loans payable are secured by a pledge of the shares of the common stock of the Company purchased with the proceeds of the loans (See Note 11). Other equipment loans are secured by the specific equipment acquired.

  Long-term debt of the Company matures as follows:

        1996   $  311,063
        1997      233,980
        1998      175,562
        1999      106,207
        2000       79,655
               ----------
               $  906,467
               ==========

8.  SUBORDINATED CONVERTIBLE NOTES:

    In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 30, February 28, May 31 and August 31. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes.

9.  CAPITAL STOCK, OPTIONS AND WARRANTS:

    On September 16, 1992, the Board of Directors approved a 5% stock dividend payable on October 21, 1992 to shareholders of record on October 1, 1992. As a result of the stock dividend, 225,153 shares were distributed, common stock was increased by $2,251, additional paid-in capital was increased by $856,145 and retained earnings was decreased by $858,396.

    On March 9, 1993, the Board of Directors approved a 5% stock dividend payable on April 12, 1993 to shareholders of record on March 22, 1993. As a result of the stock dividend, 240,319 shares were distributed, common stock was increased by $2,403, additional paid-in capital was increased by $1,529,742 and retained earnings was decreased by $1,532,145.

    On September 7, 1993, the Company's Board of Directors, declared a three for two stock split of the common stock, to be distributed on September 30, 1993 to all holders of record at the close of business on September 20, 1993.
    As a result of the stock split, 2,550,399 shares were distributed. All shares and per share data for all periods presented have been restated to reflect this stock split.




                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------


9.  CAPITAL STOCK, OPTIONS AND WARRANTS (continued):

    A summary of activity with respect to stock options for the three years ended February 28, 1995 is as follows:

                                                    TOTAL        SHARES
                                      OPTION        OPTION    AVAILABLE FOR
                          SHARES      PRICES        PRICE     FUTURE GRANTS
                         ---------  -----------  -----------  -------------

Balance outstanding,
  February 29, 1992       320,908   $ .90-$1.50  $  371,375    327,067
                                                               =======
    Granted                97,570          2.11     206,500
    Exercised            (142,636)    .90- 1.50    (202,762)
    Cancelled             (35,637)    .90- 1.50     (30,675)
                         --------   -----------  ----------
Balance outstanding
  February 28, 1993       240,205     .90- 2.11     344,438    269,167
                                                               =======
    Granted                37,500          5.41     202,875
    Exercised            (122,823)    .90- 2.11    (195,966)
                         --------   -----------  ----------
Balance outstanding
  February 28, 1994       154,882     .90- 5.41     351,347    241,376
                                                               =======

    Granted               580,950    7.25- 8.13   4,311,381
    Exercised             (18,417)    .90- 2.11     (27,442)
                         --------   -----------  ----------
Balance outstanding
  February 28, 1995       717,415   $ .90-$8.13  $4,635,286    410,000
                         ========   ===========  ==========    =======

  Stock options granted to date under the Company's Key Employees Stock Incentive Plan and 1994 Stock Option Plan generally expire five years after date of grant and become exercisable in four equal annual installments commencing one year from date of grant. Stock options granted under the Company's Outside Director Stock Option Plan expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

10.    INCOME TAXES:

  The provision for income taxes is comprised of the following:


                           FEBRUARY    FEBRUARY    FEBRUARY
                           28, 1995    28, 1994    28, 1993
                          ----------  ----------  ----------
     Current:
        Federal           $2,436,377  $2,679,000  $  837,496
       State and local       461,816     775,000     276,776
     Deferred:
       Federal               120,704      45,309     (48,250)
       State                   3,427       6,000       8,655
                          ----------  ----------  ----------
                          $3,022,324  $3,505,309  $1,074,677
                          ==========  ==========  ==========

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------

10.   INCOME TAXES (continued):

    The components of the net deferred income tax liability, pursuant to SFAS 109, as of February 28, 1995 and 1994 are as follows:

                                              1995         1994
                                          -----------  ----------

 Deferred Tax Assets:
  Accounts Receivable                     $   364,588   $ 205,000
  Inventory                                    64,960      54,940
                                          -----------   ---------
  Total Deferred Tax Assets                   429,548     259,940
                                          -----------   ---------

 Deferred Tax Liabilities:
  Fixed Assets                               (256,293)   (224,397)
  Income of Interest Charge DISC             (758,464)   (496,621)
                                          -----------   ---------
  Total Deferred Tax Liabilities           (1,014,757)   (721,018)
                                          -----------   ---------
 Net Deferred Tax Liabilities             $  (585,209)  $(461,078)
                                          ===========   =========

 The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                              1995        1994     1993
                                              ----        ----     ----
Statutory rate                                34.0%       34.0%    34.0%
State and local taxes                          6.4         6.0      7.2
Other                                           .2         1.0       .7
                                              ----        ----     ----

Effective tax rate                            40.6%       41.0%    41.9%
                                              ====        ====     ====

11.   EMPLOYEE BENEFIT PLANS:

    On January 13, 1987, the Company's Board of Directors approved the termination of the Company's pension plan and approved the adoption of an employee stock ownership plan (ESOP) to replace the terminated pension plan. The ESOP covers all eligible employees and contributions are determined by the Board of Directors. Contributions are in the form of cash which is utilized to acquire the Company's common stock for the benefit of participating employees. Contributions to the Plan for the years ended February 28, 1995, 1994 and 1993 aggregated $40,666, $99,753 and $99,750, respectively.

    In May 1988, the Company, on behalf of the ESOP, entered into an additional credit agreement with its bank which provides for a $2,000,000 revolving line of credit at a percentage of the bank's prime rate (82%) until May 1, 1997. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 1995, the ESOP owned 295,818 shares at an average price of approximately $1.21 per share. At February 28, 1995, direct borrowings outstanding under the ESOP line of credit had been repaid in full.

    In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company's contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 1995 were $61,519, $46,611 and $23,242, respectively.


                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------


12. COMMITMENTS:

    (a) The Company signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a six year period expiring February 28, 1998. The Contracts specify a base salary of $200,000 for each officer, which shall be increased each year by the change in the consumer price index, and also entitles each of the officers to an annual bonus equal to 3.33% (10% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. The contracts also provide for certain payments of the executive's salaries, performance bonuses and other benefits in the event of death or disability of the officer for the balance of the period covered by the agreement.

    (b) The Company leases certain office, warehouse and other properties which leases include various escalation clauses, renewal options, etc. Aggregate minimum rental commitments under noncancellable operating leases are as follows:

               Fiscal 1996         $507,982
               Fiscal 1997          373,514
               Fiscal 1998          310,697
               Fiscal 1999          301,036
               Fiscal 2000          184,636
               Fiscal 2001          103,596
               Fiscal 2002           98,345 (i)

      Rent expense was $450,201, $262,985 and $158,200 for each of the three years in the period ending February 28, 1995.

      (i) This amount represents the last base rent lease commitment for the Nu Visions Manufacturing facility in Springfield, Massachusetts. The ten year lease contains buy out provisions at the end of the fifth and sixth years of $135,000 and $92,000 respectively. Alternatively, the Company could continue to occupy the premises through February 2002 at the base rental.

  (c) The Company has signed a four year consulting agreement with the former owner of Merit Electronics (see Note 3) which commenced on April 29, 1994. The agreement provides for the consultant to perform advisory services to Nu Horizons/Merit and to receive consulting fees of approximately $665,000 per annum.

13.   MAJOR SUPPLIERS:

    For the year ended February 28, 1995 the Company purchased inventory from one supplier that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $12,400,000.

    For the year ended February 28, 1994 the Company purchased inventory from two suppliers that were each in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $19,590,000.

    For the year ended February 28, 1993, the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $11,400,000.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------


14. BUSINESS SEGMENT INFORMATION

    The Company's operations have been classified into two business segments:
    Electronic component distribution and industrial contract manufacturing.
    The component distribution segment includes the resale of active and passive components to various original equipment manufacturers and distributors.
    The industrial contract manufacturing segment consists of a subsidiary which provides electronic circuit board and harness assembly services to original equipment manufacturers. This segment began operations in September 1991.

    Summarized financial information by business segment for fiscal 1995 and 1994 is as follows:

                                           1995           1994
                                       -------------  ------------
Net sales:

  Electronic Component Distribution    $126,680,968   $90,175,291
  Industrial Contract Manufacturing       3,570,586     2,242,747
------------------------------------------------------------------
                                       $130,251,554   $92,418,038
------------------------------------------------------------------
Operating income (loss):

  Electronic Component Distribution    $  9,614,776   $10,113,874
  Industrial Contract Manufacturing        (795,629)   (1,071,886)
------------------------------------------------------------------
                                       $  8,819,147   $ 9,041,988
------------------------------------------------------------------
Total assets:

  Electronic Component Distribution    $ 49,879,311   $35,389,522
  Industrial Contract Manufacturing       2,093,295     2,058,518
------------------------------------------------------------------
                                       $ 51,972,606   $37,448,040
------------------------------------------------------------------
Depreciation and amortization:

  Electronic Component Distribution    $    649,591   $   323,787
  Industrial Contract Manufacturing         236,644       212,007
------------------------------------------------------------------
                                       $    886,235   $   535,794
------------------------------------------------------------------
Capital expenditures:

  Electronic Component Distribution    $    874,722   $   610,385
  Industrial Contract Manufacturing          10,016       217,244
------------------------------------------------------------------
                                       $    884,738   $   827,629
------------------------------------------------------------------



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1995
                      -----------------------------------

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                              THREE MONTH PERIOD ENDED
                           ------------------------------------------------------
                             FEBRUARY    NOVEMBER      AUGUST            MAY
                             28, 1995    30, 1994     31, 1994         31, 1994
                           -----------  -----------  -----------     ------------
  NET SALES                $37,150,707  $33,324,316  $31,014,574      $28,761,957
                           -----------  -----------  -----------      -----------

  COST OF SALES             28,699,720   25,573,225   23,452,551       21,612,753
                           -----------  -----------  -----------      -----------

  OTHER OPERATING
  EXPENSES                   6,724,029    6,126,443    5,613,071        5,005,615
                           -----------  -----------  -----------      -----------

  PROVISION FOR
  INCOME TAXES                 678,276      664,892      799,232          879,924
                           -----------  -----------  -----------      -----------

  NET INCOME               $ 1,048,682  $   959,756  $ 1,149,720      $ 1,263,665
                           ===========  ===========  ===========      ===========

  PRIMARY EARNINGS                $.13         $.12         $.15             $.16
  PER SHARE                       ====         ====         ====             ====

  WEIGHTED AVERAGE
  NUMBER OF COMMON AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING         7,849,605    7,840,474    7,843,336        7,856,465
                           ===========  ===========  ===========      ===========


                                         THREE MONTH PERIOD ENDED
                           -----------------------------------------------------

                             FEBRUARY     NOVEMBER      AUGUST         MAY
                             28, 1994     30, 1993     31, 1993       31, 1993
                           -----------  -----------  -----------     -----------
  NET SALES                $24,036,089  $24,282,438  $23,802,010     $20,297,501
                           -----------  -----------  -----------     -----------

  COST OF SALES             17,752,105   17,633,145   17,364,984      14,717,326
                           -----------  -----------  -----------     -----------

  OTHER OPERATING
  EXPENSES                   4,149,345    4,285,600    4,137,571       3,828,428
                           -----------  -----------  -----------     -----------

  PROVISION FOR
  INCOME TAXES                 875,249      969,067      946,325         714,668
                           -----------  -----------  -----------     -----------

  NET INCOME               $ 1,259,390  $ 1,394,626  $ 1,353,130     $ 1,037,079
                           ===========  ===========  ===========     ===========

  PRIMARY EARNINGS                $.16         $.18         $.17            $.13
  PER SHARE                       ====         ====         ====            ====

  WEIGHTED AVERAGE
  NUMBER OF COMMON AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING         7,839,966    7,811,955    7,794,519       7,758,108
                           ===========  ===========  ===========     ===========

  REPORT OF MANAGEMENT

    The management of Nu Horizons Electronics Corp. is responsible for the preparation of the consolidated financial statements in accordance with generally accepted accounting principles and for the integrity and objectivity of all the financial data included in this annual report. In preparing the financial statements, management makes informed judgements and estimates as to the expected effects of events and transactions currently being reported.

    To meet this responsibility, the Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded, and that transactions are properly executed and recorded. The system includes policies and procedures, and reviews by officers of the Company.

    The Board of Directors, through its Audit Committee, is responsible for determining that management fulfills its responsibility with respect to the Company's financial statements and the system of internal accounting controls.

    The Audit Committee is composed solely of outside directors. The Committee meets periodically and, when appropriate, separately with representatives of the independent accountants and officers of the Company to monitor the activities of each.

    Lazar, Levine & Company LLP, the independent accountants, have been selected by the Board of Directors to examine the Company's financial statements. Their report appears herein.



BY:  /s/ PAUL DURANDO                            BY:  /s/ ARTHUR NADATA
    ---------------------------                      ---------------------------
     Paul Durando                                     Arthur Nadata
  Vice President, Finance                                 President



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

        The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three year period ending February 28, 1995.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

       NAME                  AGE              POSITION
       ----                  ---              --------

      Irving Lubman           56        Chief Executive Officer and
                                        Chairman of The Board

      Arthur Nadata           49        President, Treasurer and Director

      Richard S. Schuster     46        Vice-President, Secretary and
                                        Director

      Paul Durando            51        Vice President - Finance and Director

      Herbert M. Gardner      55        Director

      Harvey R. Blau          59        Director

      David Siegel            68        Director

        Each of the directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified. All officers serve at the discretion of the Board. There are no family relationships among the directors and officers.

        Irving Lubman has been Chief Executive Officer and Chairman of the Board since October 1982. Mr. Lubman has been actively involved in electronic components distribution since 1957, when he joined Milgray Electronics Corp., holding the position of sales manager until 1968. From 1968 through October 1982, when he joined the Company, Mr. Lubman was corporate vice president of Diplomat Electronics Corp., also a distributor of electronic components.

        Arthur Nadata has been President, Treasurer and a Director since October 1982. Prior to joining the Company in October 1982, Mr. Nadata worked for eighteen years for Diplomat Electronics Corp. in various operational and sales positions of increasing responsibility, eventually becoming corporate vice president of sales and marketing.

        Richard S. Schuster has been Vice President, Secretary and a Director since October 1982. For the seven years prior to joining the Company in November 1982, Mr. Schuster served as manager of Capar Components Corp., an importer and distributor of passive components, and a wholly-owned subsidiary of Diplomat Electronics Corp. For the six years prior to 1975, Mr. Schuster was employed by International Components Corp., responsible for production, engineering and sales of imported semiconductor and passive components.

        Paul Durando has been Vice President, Finance since joining the Company in March 1991 and has been a Director since September 1994. Prior to joining the Company in March 1991, Mr. Durando served for six years as Executive Vice President of Sigma Quality Foods, Inc. From 1977 to 1984, he was Vice President, Operations of the Wechsler Coffee Corp. Mr. Durando was also associated with Deloitte Haskins & Sells for seven years.

         Herbert M. Gardner has been a Director of the Company since May 1984. For more than the past five years, Mr. Gardner has been Senior Vice President of Janney Montgomery Scott Inc., investment bankers and Underwriter of the Company's May 1984 public offering. Mr. Gardner is Chairman of the Board of ESI Industries, Inc., a director of Transmedia Network, Inc., TGC Industries Inc., Shelter Components Corp., Oneita Industries, Inc. and the Western Transmedia Company, Inc.

         Harvey R. Blau has been a director of the Company since May 1984. Mr. Blau has been a practicing attorney in the State of New York since 1961, and is a member of the law firm of Blau, Kramer, Wactlar & Lieberman, P.C., Jericho, New York, counsel to the Company. Mr. Blau is Chairman of the Board of Griffon Corporation and Aeroflex Incorporated.

         David Siegel has been a Director since September 1991. Mr. Siegel has been the President and a director of Quantech Electronics for the past five years. He is also on the boards of Kent Electronics, New England Micronetics and Surge Components. Mr. Siegel is one of the founders of Great American Electronics, a distribution company, and has been in the distribution business since 1954.

ITEM 11.  EXECUTIVE COMPENSATION:

    The following table sets forth the compensation paid by the Company to its chief Executive Officer and each of the three remaining executive officers for the years ended February 28, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE

                                                  Long Term
                      Annual Compensation (1)    Compensation
                -------------------------------  ------------

                                                         Securities
                                                         Underlying
Name of Principal and   Fiscal                            Options     All Other (3)
      Position           Year     Salary      Bonus      SAR's (2)    Compensation
---------------------   ------    ------      -----      ---------    -------------
 Irving Lubman          1995     $214,022    $275,709    148,650        $11,673
 CEO, Chairman          1994      210,878     316,649       -            10,069
 of the Board           1993      200,000      94,486       -             8,100

 Arthur Nadata          1995     $214,022    $275,709    148,650        $ 9,464
 President and          1994      210,878     316,649       -            10,069
 Treasurer              1993      200,000      94,486       -             9,300

 Richard Schuster       1995     $214,022    $275,709    148,650        $12,249
 Vice President,        1994      210,878     316,649       -            10,069
 Secretary and          1993      200,000      94,486       -             8,130
 President, NIC
 Components Corp.

 Paul Durando           1995     $115,000    $10,000       10,000       $   850
 Vice President,        1994      105,000     10,000        7,500           850
 Finance                1993       95,000     10,000        8,268           850


                     SUMMARY COMPENSATION TABLE - Footnotes


    (1) No Other Annual Compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

    (2) The Share quantities in this column give effect to 5% stock dividends declared by the Company on September 16, 1992 and March 9, 1993, as well as a 3:2 stock split declared on September 7, 1993.

    (3) The amounts disclosed in this column include the Company's contributions on behalf of the named executive officer to the Company's 401(K) retirement plan in amounts equal to a maximum of 1% of the executive officer's annual salary.


   Employment Contracts

    The Company has signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a six year period expiring February 28, 1998. The Contracts specify a base salary of $200,000 for each officer, which shall be increased each year by the change in the consumer price index, and also entitles each of the officers to an annual bonus equal to 3.33% (10% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. In the event the employee terminates his employment within six months after a change in control of the Company, he will receive a lump sum payment equal to three quarters of the remaining compensation under his employment agreement. The contracts also provide for certain payments of the executive's salaries, performance bonuses and other benefits in the event of death or disability of the officer for the balance of the period covered by the agreement.

    The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended February 28, 1995.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                      Potential
                                                                   Realizable Value
                           % of                                       at Assumed
                           Total                                     Annual Rates
                          Options      Exercise                     of Stock Price
              Options    Granted to     Price      Expiration      Appreciation for
             Granted(1)  Employees   ($ per share)    Date        Entire Term (2) (3)
             ----------  ----------  ------------- ----------   ---------------------
                                                                   5%         10%
                                                                --------   --------
I. Lubman    148,650      27.3%          7.454       5/27/99    $305,773   $697,168
A. Nadata    148,650      27.3%          7.454       5/27/99     305,773    697,168
R. Schuster  148,650      27.3%          7.454       5/27/99     305,773    697,168
P. Durando    10,000       1.8%          7.875       5/27/99      21,750     49,530

               OPTIONS/SAR GRANTS IN LAST FISCAL YEAR - Footnotes


    (1) Options were granted for a term of five years, subject to earlier termination in certain events of termination of employment. Options become exercisable in four equal annual installments commencing one year from the date of grant.

    (2) These amounts represent assumed rates of appreciation which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.

    (3) Potential Realizable Value is based on the assumed annual growth rates for the five-year option term. Annual growth of 5% results in a stock price of $9.51 per share and 10% results in a price of $12.14, per share for Messrs. Lubman, Nadata and Schuster and $10.05 and $12.83 respectively, for Mr. Durando. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock as well as the option holder's continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Appreciation reported is net of exercise price.

    The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 1995 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END
                               OPTIONS/SAR VALUES

                                                                 Value of
                                                 Number of      Unexercised
                                                Unexercised    In-the-Money
                                                Options/SARs   Options/SARs
                                               at FY End (2)     at FY End
                      Shares                   --------------  -------------
                    Acquired on     Value       Exercisable/   Exercisable/
                     Exercise    Realized (1)  Unexercisable   Unexercisable
                    -----------  ------------  --------------  -------------
Irving Lubman                 -  $         -          24,805        $163,713
                                                     148,650          25,000

Arthur Nadata                 -            -          24,805         161,480
                                                     148,650          25,000

Richard Schuster              -            -          24,805         161,480
                                                     148,650          25,000

Paul Durando                  -            -           7,500          15,675
                                                      10,000               0

   1. Market value less exercise price, before payment of applicable federal or state taxes.

    2. The share quantities in this column give effect to 5% stock dividends declared by the Company on September 16, 1992 and March 6, 1993 and a 3 for 2 stock split declared by the Company on September 7, 1993.

    Directors who are not employees of the Company receive a fee of $500 for each Board of Directors or Committee meeting attended. There were four meetings of the Board of Directors during the fiscal year ended February 28, 1995. Each director attended or participated in at least 75% of the meetings of the Board of Directors and the committees thereof on which he served.

    For the fiscal year ended February 28, 1995, there was one meeting of the Audit Committee. The Company's Audit Committee is involved in discussions with the Company's independent public accountants with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 1995, the Company had no standing Nominating Committee or Compensation Committee or any committee performing similar functions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee consisted during fiscal 1995 of Messrs. Gardner (Chairman), Blau and Siegel. Mr. Gardner is Senior Vice President of Janney Montgomery Scott, Inc., investment bankers, which acted as placement agent in connection with the Company's $15 million private placement of convertible subordinated notes in August 1994. Mr. Blau is a partner in the law firm of Blau, Kramer, Wactlar & Lieberman, P.C. The Company has utilized, and anticipates that it will continue to utilize, the services of Blau, Kramer, Wactlar & Lieberman, P.C. as its general counsel.

    In accordance with rules promulgated by the Securities and Exchange Commission, the information included under the captions "Compensation Committee Report on Executive Compensation" and "Company Stock Performance" will not be deemed to be filed or to be proxy soliciting material or incorporated by reference in any prior or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The compensation of the Company's executive officers generally is determined by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a Director who is not an employee of the Company or any of its affiliates. The following report with respect to certain compensation paid or awarded to the Company's executive officers during fiscal 1994 is furnished by the Compensation Committee.

General Policies

    The Company's compensation programs are intended to enable the Company to attract, motivate, reward and retain management talent required to achieve aggressive corporate objectives in a rapidly changing industry, and thereby increase stockholder value. It is the Company's policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company's business. To attain these objectives, the Company's executive compensation program includes a competitive base salary, coupled with, with respect to certain executives, a substantial cash bonus which is "at risk" based on the Company's earnings.

    Many of the Company's employees, including its executive officers, also are eligible to be granted stock options periodically in order to more directly align their interests with the long-term financial interests of the Company's stockholders.

Relationship of Compensation to Performance

    The Compensation Committee annually establishes, subject to any applicable employment agreements, the salaries which will be paid to the Company's executive officers during the coming year. In setting salaries, the Board of Directors takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock option plan maintained by the Company and its affiliates, and qualitative factors bearing on an individuals's experience, responsibilities, management and leadership abilities, and job performance.

    Stock options are granted to key employees, including the Company's executive officers, by the Compensation Committee of the Board of Directors under the Plans. Among the Company's executive officers, the number of shares subject to to options granted to each individual generally depends upon his or her base salary and the level of that officer's management responsibility.

    During fiscal 1995, 10,000 options were granted to each outside director under the Company's Outside Director Stock Option Plan. Options to purchase 148,650 shares each were granted to Messrs. Lubman, Nadata and Schuster and options to purchase 10,000 shares were granted to Mr. Durando under the Company's Stock Option Plan. Bonuses were paid to three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and on a discretionary basis to the Paul Durando, the Company's Vice President, Finance and Director. This latter bonus was determined to be appropriate by the Compensation Committee in light of Mr. Durando's contributions to the Company's performance, his base salary level and the level of his management responsibilities.

Compensation of Chief Executive Officer

    The Company has entered into an employment agreement with Irving Lubman, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Lubman receives a base salary of $200,000 and an incentive bonus equal to three and thirty-three one-hundreths percent (3.33%) of the Company's consolidated pre-tax earnings. In this way, Mr. Lubman's cash compensation is tied directly to the Company's profitability. In fiscal 1995, the Company granted Mr. Lubman options to purchase 148,500 shares of Common Stock at an exercise price of $7.45 per share, which represented the market price of the Common Stock on the date of grant. In this way, Mr. Lubman's interest are directly aligned with the interests of the Company's stockholders.

           Herbert Gardner  - Chairman
           Harvey Blau
           David Siegel

Compliance with Section 16(a) of the Securities Exchange Act

    Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD.

    Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons compiled on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1995, except that Irving Lubman, Chairman of the Board; Arthur Nadata, President, Treasurer and Director; Richard Schuster, Vice President, Secretary and Director and Paul Durando, Vice President, Finance and Director, each failed to timely file one Form 4 relating to the vesting of shares of Common Stock under the Company's Employee Stock Ownership Plan.


                        COMPANY STOCK PERFORMANCE GRAPH

    The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five year period (February 28, 1990 to February 28, 1995) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
   AMONG NU HORIZONS ELECTRONICS CORP., NASDAQ MARKET INDEX AND PEER GROUP **

                         Nu Horizons  NASDAQ
Measurement Period       Electronics  Market
(Fiscal Year Covered)       Corp.      Index   Peer Group
-----------------------  -----------  -------  ----------

 Measurement Pt.

  FYE 2/28/90                $100.00  $100.00     $100.00
  FYE 2/28/91                $ 76.47  $104.75     $113.58
  FYE 2/29/92                $152.93  $115.76     $126.24
  FYE 2/28/93                $315.12  $115.95     $170.65
  FYE 2/28/94                $690.98  $147.74     $189.46
  FYE 2/28/95                $583.93  $141.05     $181.92


    Assumes $100 Invested on February 28, 1990 in Nu Horizons Electronics Common Stock, NASDAQ market Index and Peer Group. Peer group includes All American Semiconductor, Anthem Electronics Inc., Arrow Electronics Inc., Avnet Inc., Bell Industries Inc., Jaco Electronics Inc., Kent Electronics Corp., Marshall Industries, Milgray Electronics Inc., Pioneer Standard Electronics, Premier Industrial Corp., Sterling Electronics Corp., Western Microtechnology and Wyle Laboratories Inc.


    * Total Return Assumes Reinvestment of Dividends
    ** Fiscal Year Ending February 28

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The following table sets forth, as of May 18, 1995, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all officers and directors of the Company as a group:

NAME                                      SHARES         PERCENT
----------------------------------  -------------------  --------

      Paul Durando                       12,293 (5) (6)        -
      Irving Lubman                     167,203 (3) (4)      2.0%
      Arthur Nadata                     322,257 (2) (3) (4)  4.1%
      Richard S. Schuster               351,175 (3) (4)      4.4%
      David Siegel                       27,107 (7)            -
      Herbert M. Gardner                  3,528 (8)            -
      Harvey R. Blau                      3,741 (8)            -
      All officers and directors
      as a group (7 persons)            887,304             11.0%

NOTES:
-----

(1) Unless otherwise indicated, no director beneficially owns more than 1% of the Company's outstanding common stock.

(2) Includes 45,398 shares held by his children as to which Mr. Nadata disclaims beneficial ownership.

(3) Includes options exercisable within 60 days for 36,967 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.

(4) Includes 13,592 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These Officers are also Trustees of the Plan.

(5) Includes options exercisable within 60 days for 10,000 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.

(6) Includes 2,293 shares of fully vested common stock owned through the Employee's Stock Ownership Plan, which include voting power.

(7) Includes options exercisable within 60 days for 3,333 shares of common stock under the Company's Outside Director Stock Option Plan and 20,381 shares held by his wife as to which Mr. Siegel disclaims beneficial ownership.

(8) Includes options exercisable within 60 days for 3,333 shares of common stock under the Company's Outside Director Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued):

   Key Employees Stock Incentive Plan:

      The Company has a Key Employees Stock Incentive Plan ("Plan"), approved by the stockholders in 1984, as amended in September, 1987 which presently covers 712,765 shares of Common Stock. Options are currently outstanding for 377,392 shares and 426 shares are currently available for grant. The Plan is intended to provide an additional means of inducing executives and other "key salaried employees" of the Company (which is defined under Section 422A of the Internal Revenue Code) to join and remain with the Company by offering them a greater share of the Company's stock and a greater identification with the Company.

      The Board of Directors or a Committee which may be appointed and maintained by the Board shall have the power to administer the Plan. The Board or Committee shall have full power and authority: (i) to designate participants; (ii) to designate options or any portion thereof as Incentive Stock Options ("ISO"); (iii) to determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, provisions concerning the time or times when and the extent to which the stock options ("Options") and Stock Appreciation Rights ("SARs") may be exercised and the nature and duration of restrictions as to transferability or constituting substantial risk forfeiture; (iv) to accelerate the right to an optionee to exercise in whole or in part any previously granted ISO including any options modified to qualify as ISO's; and (v) to interpret the provisions and supervise the administration of the Plan.

      The purchase price of each share subject to an Option or any portion thereof which has been designated by the Board or the Committee as an ISO shall not be less than 100% (or 110%, if at the time of grant the optionee owns more than 10% of the voting stock of the Company) in the case of options designated as ISO's or 85% in case of options not designated as incentive stock options, of the fair market value of such shares on the date the option is granted. In no event shall the option price be less than the par value of the stock.

   1994 Stock Option Plan:

      In September 1994, the Company's stockholders approved the 1994 Stock Option plan (the "Plan"), under which key employees and officers of the company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 600,000 shares of the Company's Common Stock. The plan is administered by the Compensation Committee, consisting of at least three members of the Board of Directors. The committee, subject to provisions in the Plan, will designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant, or 110% of such fair market value for options granted to any employee or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. During fiscal 1995, 310,000 options were granted under the Plan at exercise prices of $7.25 and $8.13. As of May, 18, 1995, no options to purchase shares under the 1994 Plan were exercisable and no options to purchase shares granted under the 1994 Plan have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued):

   1994 Stock Option Plan:

      The Compensation Committee of the Board of Directors will have the responsibility and authority to administer and interpret the provisions of the Director Plan. The Compensation Committee shall appropriately adjust the number of shares for which awards may be granted pursuant to the 1994 Stock Option Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering or any change in capitalization. The Board may, from time to time, amend, suspend or terminate any or all of the provisions of the Plan, provided that, without the Participant's approval, no change may be made which would prevent an Incentive Stock Option granted under the Plan from qualifying as an Incentive Stock Option under Section 422A of the Internal Revenue Code (the "Code") or results in a modification" of the Incentive Stock Option under
    Section 425(h) of the Code or otherwise alter or impair any right theretofore granted to any Participant; and further provided that, without the consent and approval of the holders of a majority of the outstanding shares of Common Stock of the Company present at that meeting at which a quorum exists, neither the Board not the Committee may make any amendment which (i) changes the class of persons eligible for options; (ii) increases (except as provided under Section 1.6 of the 1994 Stock Option Plan) the total number of shares or other securities reserved for issuance under the 1994 Stock Option Plan; (iii) decreases the minimum option prices stated in
    Section 2.2 of the 1994 Stock Option (other than to change the manner of determining Fair Market Value to conform to any then applicable provision of the Code or any regulation thereunder); (iv) extends the expiration date of the 1994 Stock Option Plan, or the limit on the maximum term of Options; or
    (v) withdraws the administration of the 1994 Stock Option Plan from a committee consisting of three or more members, each of whom is a Disinterested Person. With the consent of the Participant affected thereby, the Committee may amend or modify any outstanding Option in any manner not inconsistent with the terms of the 1994 Stock Option Plan.

   Outside Director Stock Option Plan:

      In September 1994, the Company's stockholders approved the Outside Directors Stock Option Plan (the "Director Plan") which covers 150,000 shares of the Company's Common Stock. The primary purposes of the Director Plan are to attract and retain well-qualified persons for service as directors of the Company and to provide such outside directors with the opportunity to increase their proprietary interest in the Company's continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of the Company's Common Stock.

      All directors of the Company who are not employees of the Company, of which there are presently three, are eligible to participate in the Director Plan. None of the non-employee directors are eligible to participate in any of the other compensation plans of the Company.

      The Board of Directors of the Company may amend the Director Plan from time to time in such manner as it may deem advisable. The provisions of the Director Plan relating to (i) which directors shall be granted Options; (ii) the amount of Shares subject to Options granted; (iii) the price at which Shares subject to Options may be purchased; and (iv) the timing of grants of Options shall not be amended more than once every six (6) months, other than to comport with changes in the Internal Revenue Code or the Employee Retirement Income Security Act of 1974, as amended. No amendment to the Director Plan shall adversely affect any outstanding Option, however, without the consent of the Optionee that holds such Option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued):

   Outside Director Stock Option Plan (continued):

      The Compensation Committee of the Board of Directors will have the responsibility and authority to administer and interpret the provisions of the Director Plan. The Compensation Committee shall appropriately adjust the number of shares for which awards may be granted pursuant to the Director Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering, or any change in capitalization.

   Outside Director Stock Option Plan

      Under the Director Plan, each non-employee Director ("Outside Director") received options to purchase 10,000 shares of Common Stock at a price of $8.25 per share (the price of shares of Common Stock on June 1, 1994) and henceforth, on the June 1 of each subsequent year, each non-employee director will be granted options to purchase 10,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "asked" prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director shall vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the Outside Director upon vesting.

   Summary of Fiscal 1995 Stock Option Grants:

      During fiscal 1995, the Company granted options to purchase 580,950 shares at prices ranging from $7.25 to $8.13 per share. Messrs. Lubman, Nadata and Schuster each received options to purchase 148,650 shares at prices ranging from $7.25 to $7.875 per share. Mr. Durando received options to purchase 10,000 shares at an exercise price of $7.875. Options to purchase 18,417 shares were exercised at prices ranging from $.90 to $2.11.

   Employee Stock Ownership Plan:

      In January 1987, the Company adopted an Employee Stock Ownership Plan ("ESOP" or "Plan"), which covers substantially all of the Company's employees. The ESOP is managed by three Trustees, Messrs. Lubman, Nadata and Schuster (the "Trustees"), who vote the securities held by the Plan (other than securities of the Company which have been allocated to employees' accounts).

      The annual contributions to the Plan are to be in such amounts as the Board of Directors in its sole discretion shall determine. Each employee who participates in the Plan has a separate account and the annual contribution by the Company to an employee's account is not permitted to exceed the lesser of $30,000 (or such other limit as may be the maximum permissible pursuant to the provisions of Section 415 of the Internal Revenue Code and Regulations issued hereunder) or 25% of such employee's annual compensation, as defined under the Plan. No contributions are required of, nor shall any be accepted from, any employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued):

   Employee Stock Ownership Plan (Continued):

      All contributions to the Plan are invested in the Company's securities (except for temporary investments), the Trustees having the right to purchase the Company's securities on behalf of employees. The Trustees are considered the stockholder for the purpose of exercising all owners' and stockholders' rights, with respect to the Company's securities held in the Plan, except for voting rights which insure to the benefit of each employee who can vote all shares held in his account, even if said shares are not vested. Vesting is based upon an employee's years of service, employees generally becoming fully vested after six years.

      Benefits are payable to employees at retirement or upon death, disability or termination of employment, with payments commencing no later than sixty days following the last day of the Plan year in which such event occurred. Subject to the right of the employee to demand payment in the form of the Company's Common Stock, all benefits are payable in cash or in Common Stock, at the discretion of the Trustees.

      The Trustees are empowered to borrow funds for the purpose of purchasing the Company's securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In May, 1988 the Company, on behalf of the ESOP, entered into a revolving credit agreement with its bank which provides for a $2,000,000 revolving line of credit at a percentage of the bank's prime rate until May 1, 1997. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 1995 the ESOP owned 295,818 shares at an average price of approximately $1.21 per share.

   401(k) Savings Plan

      The Company sponsors a retirement plan intended to be qualified under
    Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($9,240 in calendar 1994). Company contributions are discretionary. For the plan year ended February 28, 1994, the Company has elected to make matching contributions at the rate of $.25 per dollar contributed by each employee up to a maximum of 1% of an employee's salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee's service with Company, matching contributions by the Company are fully vested. As of February 28, 1995 approximately 152 employees had elected to participate in the plan. For the fiscal year ended February 28, 1995, the Company contributed approximately $61,500 to the plan, of which $1,500 was a matching contribution for each of Mr. Lubman, Mr. Nadata and Mr. Schuster and $850 for Mr. Durando.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

      None.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

     (a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

                                                        Page
                                                        ----

 Independent Auditors' Report                           F-1

 Consolidated Balance Sheets as of February 28, 1995
 and February 28, 1994                                  F-2

 Consolidated Statements of Income for the three
 years in the period ended February 28, 1995            F-3

 Consolidated Statements of Changes in Shareholders'
 Equity for the three years in the period ended
 February 28, 1995                                      F-4

 Consolidated Statements of Cash Flows for the three
 years in the period ended February 28, 1995            F-5

 Notes to Consolidated Financial Statements             F-7

(a)  (3)  See exhibits required - Item (c) below

(b) No reports were filed by the Company on Form 8-K during the last quarter of the fiscal year.

(c)       Exhibits

       EXHIBIT
       NUMBER                          DESCRIPTION
       -----------------------------------------------------------------------

          3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended February 29, 1988)

          3.2 By-laws, as amended (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended February 29, 1988)

          3.3  Certificate of Amendment to Certificate of Incorporation (Exhibit
                   3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1994)

          4.1  Specimen Common Stock Certificate (*)

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (c)      Exhibits (continued):

        EXHIBIT
        NUMBER                              DESCRIPTION
        ----------------------------------------------------------------------

          10.1 The Registrant's Key Employee Incentive Stock Option Plan, as amended (**)

          10.2 Agreement between the Company and Trustees relating to the Company's Employee Stock Ownership Plan (Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended February 28, 1987)

          10.3 Revolving Credit and Term Loan Agreement with National Westminster Bank, USA dated May 26, 1988 and amendments 1 through 4 thereto (Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended February 29, 1992).

          10.4 Amendment numbers 5, 6 and 7 to Revolving Credit and Term Loan Agreement with National Westminster Bank, USA. (Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended February 28, 1993).

          10.5 Amendment numbers 8 and 9 to Revolving Credit and Term Loan Agreement with National Westminster Bank, USA. (Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended February 28, 1994).

          10.6 Employment Agreements, as amended, between the Company and Messrs. Lubman, Nadata and Schuster. (Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended February 28, 1994).

          10.7 Amended and restated Revolving Credit Agreement with National Westminster Bank USA dated as of April 29, 1994 (Exhibit 10 to the Company's Report on Form 8-K dated April 29, 1994).

          10.8 Asset Purchase Agreement dated April 29, 1994 between Nu Horizons/Merit Electronics Corp., Merit Electronics, Inc. and Robert G. Pipkin (Exhibit 2 to the Company's Report on Form 8-K dated April 29, 1994).

          10.9 Note Agreement dated August 15, 1994 between the Company and Massachusetts Mutual Life Insurance Company (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

          10.10 Amendment No. 1 to Amended and Restated Revolving Credit Agreement dated as of August 24, 1994 between the Company and National Westminster Bank USA (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

          10.11 1994 Stock Option Plan (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (c)      Exhibits (continued):

        EXHIBIT
        NUMBER                              DESCRIPTION
        ----------------------------------------------------------------------

          10.12 Outside Director Stock Option Plan (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

          11.      Statement re:  Computation of Per Share Earnings (see
                   Item 8 - Notes to Consolidated Financial Statements -
                   Note 2j)

          22.      The following is a list of the Company's subsidiaries:


                                                               State of
                                  Name                        Incorporation
                      ---------------------------------       -------------
                      NIC Components Corp.                     New York
                      Nu Horizons International Corp.          New York
                      Nu Visions Manufacturing, Inc.           Massachusetts
                      Nu Horizons/Merit Electronics Corp.      Delaware

          23.      Accountant's Consent

          27.      Financial Data Schedule

          99.      Additional Exhibit

-----------------

(*) Incorporated by reference to the Company's registration statement on Form S-1, registration No. 2-89176.

(**) Incorporated by reference to the Company's registration statement on Form S-8, registration No. 33-20661.

      24.  Accountants' Consent
           --------------------

      We consent to the incorporation by reference in Registration Statement numbers 33-11032 and 33-20661 on Form S-8 of our opinion dated May 18, 1995 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation's annual report on Form 10-K for the fiscal year ended February 28, 1995.



                                                LAZAR, LEVINE & COMPANY LLP
                                                Certified Public Accountants



          New York, New York
          May 18, 1995

      99.  Additional Exhibit:
           ------------------

          The following undertakings are incorporated by reference into the Company's Registration Statement on Form S-8 (Registration Nos. 33-11032, 33-20661, 33-88952 and 33-88958).

          (a)  The undersigned registrant hereby undertakes:

                (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

                     (i) To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;

                     (ii) To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;

                     (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;

                     Provided, however, that paragraphs (a) (1) (i) and (a) (1)
                     (ii) do not apply if the registration statement is on Form S-3 or Form S-8, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

                (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

                (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

           (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

           ------------------

           (f) (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report for the fiscal year will be furnished to each such employee.

                (2) The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as stockholders of the registrant, at the time and in the matter such material is sent to its stockholders, copies of all reports, proxy statements and other communications distributed to its stockholders generally.

                (3) Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted promptly, without charge, to any participant in the plan who makes a written request, a copy of the then latest annual report of the plan filed pursuant to section 15(d) of the Securities Exchange Act of 1934 (Form 11-
                K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered pursuant to paragraph (1) or (2) of this undertaking, additional delivery shall not be required.

                (4) If the registrant is a foreign private issuer, eligible to use Form 20-F, then the registrant shall undertake to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given, a copy of the registrant's latest filing on Form 20-F in lieu of the annual report to stockholders.

           (i) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NU HORIZONS ELECTRONICS CORP.
                                                          (Registrant)


                                                     By:/s/ ARTHUR NADATA
                                                        ------------------------
                                                       Arthur Nadata,
                                                       President (Principal
                                                       Operating Officer)


                                                     By:/s/ PAUL DURANDO
                                                        ------------------------
                                                       Paul Durando,
                                                       Vice President, Finance
                                                       (Principal Financial and
                                                       Accounting Officer)


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         SIGNATURE                   CAPACITY                   DATE
         ---------                   --------                   ----

   By:/s/ IRVING LUBMAN       Chairman of The Board,        May 18, 1995
      ----------------------  Chief Executive Officer
        Irving Lubman


   By:/s/ ARTHUR NADATA       President, Treasurer and      May 18, 1995
      ----------------------    Director
      Arthur Nadata


   By:/s/ RICHARD SCHUSTER    Vice President, Secretary    May 18, 1995
      ----------------------    and Director
       Richard Schuster


   By:/s/ PAUL DURANDO        Vice President, Finance      May 18, 1995
      ----------------------    and Director
       Paul Durando


   By:/s/ HERBERT M. GARDNER  Director                     May 18, 1995
      ----------------------
        Herbert M. Gardner


   By:/s/ HARVEY R. BLAU      Director                     May 18, 1995
      ----------------------
       Harvey R. Blau


   By:/s/ DAVID SIEGEL        Director                     May 18, 1995
      ----------------------
       David Siegel

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                 EXHIBIT INDEX

                                       to

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------


                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)



     EXHIBIT
     NUMBER                                   DESCRIPTION
     ----------------------------------------------------------------------

     11                Computation of Per Share Earnings

     27                Financial Data Schedules