Form 10-Q
period 1995-05-31
NU HORIZONS ELECTRONICS CORP
filed 1995-07-13
CIK 718074

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               QUARTERLY REPORT
       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended                                         Commission file number
   May 31, 1995                                                    1-8798
- -----------------                                         ----------------------

                         Nu Horizons Electronics Corp.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                               11-2621097
- -------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

6000 New Horizons Blvd., Amityville, New York                       11701
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)


                                (516) 226-6000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Common Stock - Par Value $.0066                   7,738,751
    -------------------------------              ------------------
                Class                            Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----

                                                                         Page(s)
PART I.   Financial Information:

ITEM 1.   Financial Statements

         Consolidated Condensed Balance Sheets -
         May 31, 1995 (unaudited) and February 28, 1995                    3.

         Consolidated Condensed Statements of Income (unaudited) -
         Three Months Ended May 31, 1995 and 1994                          4.

         Consolidated Condensed Statements of Cash Flows (unaudited) -
         Three Months Ended May 31, 1995 and 1994                       5. -  6.

         Notes to Interim Consolidated Condensed Financial
         Statements (unaudited)                                         7. -  8.

ITEM 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9. - 10.

PART II.  Other Information                                               11.

SIGNATURES                                                                12.

INDEX TO EXHIBITS

  Exhibit 11 - Computation of Earnings per Common Share

  Exhibit 27 - Financial Data Schedules

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     ------------------------------------
                                    -ASSETS-
                                    --------

                                                         MAY        FEBRUARY
                                                      31, 1995      28, 1995
                                                     -----------  -----------
                                                     (unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                      $ 1,575,345  $   489,919
 Accounts receivable-net of allowance for doubt-
  ful accounts of $1,268,175 and $898,359 for May
   31, 1995 and February 28, 1995, respectively       24,418,753   20,786,943
 Inventories                                          25,169,264   22,255,545
 Prepaid expenses and other current assets             1,117,356    1,637,611
                                                     -----------  -----------
TOTAL CURRENT ASSETS                                  52,280,718   45,179,018

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)           3,375,922    3,141,054

OTHER ASSETS                                           3,565,691    3,652,534
                                                     -----------  -----------

                                                     $59,222,331  $51,972,606
                                                     ===========  ===========
                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                   $ 8,684,475  $ 6,286,579
  Accrued expenses                                     1,475,590    2,201,006
  Current portion of long-term debt                      293,050      311,063
  Income taxes                                           124,795        7,743
  Other current liabilities                                6,226       43,686
                                                     -----------  -----------
 TOTAL CURRENT LIABILITIES                            10,584,136    8,850,077
                                                     -----------  -----------

DEFERRED INCOME TAXES                                    714,407      585,209
                                                     -----------  -----------

REVOLVING CREDIT LINE (Note 3)                         8,750,000    4,400,000
                                                     -----------  -----------

LONG-TERM DEBT                                           520,887      595,404
                                                     -----------  -----------

SUBORDINATED CONVERTIBLE NOTES (Note 4)               15,000,000   15,000,000
                                                     -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 1,000,000 shares
   authorized; none issued or outstanding                      -            -
  Common stock, $.0066 par value, 20,000,000 shares
   authorized; 7,738,751 and 7,732,051 shares issued
   and outstanding for May 31, 1995 and
   February 28, 1995, respectively                        51,076       51,032
  Additional paid-in capital                          10,740,821   10,726,727
  Retained earnings                                   13,395,254   11,764,157
                                                     -----------  -----------
                                                      24,187,151   22,541,916
  Less:  loan to ESOP                                    534,250            -
                                                     -----------  -----------
                                                      23,652,901   22,541,916
                                                     -----------  -----------

                                                     $59,222,331  $51,972,606
                                                     ===========  ===========

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                           FOR THE THREE MONTHS ENDED
                                           ---------------------------
                                           MAY 31, 1995   MAY 31, 1994
                                           ------------   ------------
NET SALES                                   $44,716,053   $28,761,957
                                            -----------   -----------

COSTS AND EXPENSES:

  Cost of sales                              34,407,272    21,612,753
  Operating expenses                          7,126,748     4,809,193
  Interest expense                              453,384       207,998
  Interest income                                (2,110)      (11,576)
                                            -----------   -----------
                                             41,985,294    26,618,368
                                            -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES      2,730,759     2,143,589

  Provision for income taxes                  1,099,662       879,924
                                            -----------   -----------

NET INCOME                                  $ 1,631,097   $ 1,263,665
                                            ===========   ===========

NET INCOME PER SHARE (Note 5):

 Primary                                           $.21          $.16
                                                   ====          ====

 Fully diluted                                     $.18          $.15
                                                   ====          ====

       See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                 MAY 31, 1995   MAY 31, 1994
                                                 -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS:

Cash flows from operating activities:
   Cash received from customers                  $ 40,666,743   $ 26,408,209
   Cash paid to suppliers and employees           (42,306,713)   (33,570,515)
   Interest received                                    2,110          1,376
   Interest paid                                     (453,384)      (207,998)
   Income taxes paid                                 (139,232)    (2,328,428)
                                                 ------------   ------------
      Net cash (used in) operating activities      (2,230,476)    (9,697,356)
                                                 ------------   ------------

Cash flows from investing activities:
   Capital expenditures                              (404,906)      (153,736)
   Purchase of stock for ESOP                        (559,800)             -
                                                 ------------   ------------
      Net cash (used in) investing activities        (964,706)      (153,736)
                                                 ------------   ------------

Cash flows from financing activities:
   Borrowings under revolving credit line          11,350,000     19,450,000
   Repayments under revolving credit line          (7,000,000)   (10,140,000)
   Principal payments of long-term debt               (92,530)       (74,861)
   Proceeds from stock options                         14,138          4,772
                                                 ------------   ------------
      Net cash provided by financing
       activities                                   4,271,608      9,239,911
                                                 ------------   ------------

Net increase (decrease) in cash and
 cash equivalents                                   1,076,426       (611,181)

Cash and cash equivalents, beginning
 of year                                              498,919      2,124,307
                                                 ------------   ------------

Cash and cash equivalents, end of period         $  1,575,345   $  1,513,126
                                                 ============   ============

        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ---------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (unaudited)


                                             FOR THE THREE MONTHS ENDED
                                           -----------------------------
                                           MAY 31, 1995     MAY 31, 1994
                                           -------------    ------------
RECONCILIATION OF NET INCOME TO NET
 CASH (USED IN) OPERATING ACTIVITIES:

Net income                                   $ 1,631,097     $ 1,263,665
                                             -----------     -----------

Adjustments to reconcile net income to
 net cash (used in) operating
 activities:

 Depreciation and amortization                   273,289         156,289
 Contribution to ESOP                             25,550          11,813
 Bad debt provision                              417,500               -
 Changes in assets and liabilities:
   (Increase) in accounts receivable          (4,049,310)     (2,353,748)
   (Increase) in inventories                  (2,913,719)     (4,127,543)
   Decrease in prepaid expenses
   and other current assets                      520,255         147,298
   (Increase) in other assets                    (16,408)     (2,623,176)

   Increase (decrease) in accounts
   payable and accrued expenses                1,672,480        (822,401)
   Increase (decrease) in income taxes           117,052      (1,440,371)
   (Decrease) in other current liabilities       (37,460)              -
   Increase in deferred taxes                    129,198          90,818
                                             -----------     -----------
     Total adjustments                        (3,861,573)    (10,961,021)
                                             -----------     -----------

Net cash (used in) operating activities      ($2,230,476)    ($9,697,356)
                                             ===========     ===========

       See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1995 and February 28, 1995 and the results of its operations and cash flows for the three month periods ended May 31, 1995 and 1994.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

     The results of operations for the three month period ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following:

                                                  MAY       FEBRUARY
                                               31, 1995     28, 1995
                                              ----------  ----------
   Land                                       $  266,301  $  266,301
   Building and improvements                   1,675,446   1,574,435
   Furniture, fixtures and office
    equipment                                  1,710,914   1,512,926
   Computer equipment                          2,026,683   1,920,776
   Assets held under capitalized
    leases                                       919,834     919,834
                                              ----------  ----------
                                               6,599,178   6,194,272
   Less:  accumulated depreciation
           and amortization                    3,223,256   3,053,218
                                              ----------  ----------
                                              $3,375,922  $3,141,054
                                              ==========  ==========

3.  BANK LINE OF CREDIT:

    In February, 1988 the Company entered into a revolving credit agreement, as amended, with its bank which provides for an $18,000,000 unsecured revolving line of credit at the bank's prime rate with payments of interest only through May 1, 1997. Direct borrowings under the line of credit were $8,750,000 at May 31, 1995 and $4,400,000 at February 28, 1995.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes.

5.   NET INCOME PER SHARE:

     Net income per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options.

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                              May                 May
                           31, 1995            31, 1994
                          ----------           ----------
    Primary                7,852,309           7,856,465
    Fully diluted         10,309,609           8,188,493

     All per share amounts have been retroactively restated as a result of stock dividends and a three for two stock split.

     A detailed computation of earnings per common share appears in Exhibit 11 of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS:
        --------------------------

  Introduction:
  -------------

  Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("Merit"), NIC Components Corp. ("NIC") and Nu Horizons International Corp. ("International"), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

  Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEM's.

  The financial information presented herein includes: (i) Balance sheets as of May 31, 1995 and February 28, 1995; (ii) Statements of income for the three month periods ended May 31, 1995 and 1994 and (iii) Statements of cash flows for the three month periods ended May 31, 1995 and 1994.

  Results of Operations:
  ----------------------

  Sales for the three month period ended May 31, 1995 were $44,716,053 as compared to $28,761,957 for the comparable period of the prior year, an increase of approximately 55%. Management attributes the increase in sales to the following sales categories: Approximately $872,000 or 5% of the overall increase resulted from incremental sales achieved at the Nu Visions Manufacturing subsidiary. The balance of the increase, approximately $15,082,000 or 95% of the overall increase, resulted from incremental sales generated by the core distribution business through greater market penetration and continuing economic strength in the electronic industry.

  The gross profit margin for the quarter ended May 31, 1995 was 23.1% as compared to 24.9% for the quarter ended May 31, 1994. Management attributes this lower profit margin primarily to a downward correction of selling prices in the marketplace during the period ended May 31, 1995 and a greater volume of larger orders at lower gross profit margins.

  Operating expenses were approximately $4,809,000 for the three months ended May 31, 1994 as compared to $7,127,000 for the three months ended May 31, 1995, an increase of approximately $2,318,000 or 48%. As a percentage of net sales, operating expenses declined from 16.7% to 15.9% for the comparable period of the prior year. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $1,480,000 or 64% of the increase was for personnel related costs - new sales people, commissions, salaries, travel and fringe benefits. These increases were required to produce the increased sales which were achieved during the quarter. Approximately $418,000 or 18% of the total increment was an increase in accounts receivable reserves required to support larger receivable balances resulting from the incremental sales. The remaining increase of $420,000 or 18% of the total increment was a result of increases in various other operating costs required to support the increase in sales for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

  Results of Operations (Continued):
  ----------------------------------

  Interest expense increased from approximately $208,000 for the three months ended May 31, 1994 to approximately $453,000 for the three months ended May 31, 1995. This increase was primarily due to higher average borrowings resulting from an increase in the Company's accounts receivable and inventory resulting from the increase in sales volume and higher interest rates during the period.

  Net income for the three month period ended May 31, 1995 was $1,631,097 or $.21 per share as compared to $1,263,665 or $.16 per share for the three month period ended May 31, 1994. Management attributes the increased earnings to the increase in sales and gross profit dollars net of the increase in operating and interest expenses as described above.

  Liquidity and Capital Resources:
  --------------------------------

  At May 31, 1995 the Company's current ratio was 4.9:1 as compared to 5.1:1 at February 28, 1995. Working capital increased from approximately $36,329,000 at February 28, 1995 to approximately $41,697,000 at May 31, 1995 while cash increased from February 28, 1995 to May 31, 1995 by approximately $1,076,000. The primary reasons for the increase in working capital was an increase in accounts receivable and inventories financed primarily through long term debt during the current period. These increases were required to support increased sales activity.

  In February 1988, the Company entered into an unsecured revolving line of credit agreement, as amended, which provides for maximum borrowings of $18,000,000 at the bank's prime rate with payments of interest only through May 1, 1997.

  In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price $9.00 per share.

  The Company anticipates that its resources provided from its cash flow from operations and its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve month period.

  Inflationary Impact:
  --------------------

  Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

        There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports:

        (a)  Exhibits:

             11. See Exhibit 11 and Notes to Financial Statements, Note 5, regarding computation of per share earnings

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             None

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Nu Horizons Electronics Corp.
                                -----------------------------
                                Registrant



                                /s/ Arthur Nadata
                                ----------------------------------------
Date:   July 13, 1995           Arthur Nadata, President and
                                Chief Executive Officer



                                /s/ Paul Durando
                                ----------------------------------------
Date:   July 13, 1995           Paul Durando, Vice President-Finance
                                and Chief Financial Officer