Form 10-Q
period 1995-08-31
NU HORIZONS ELECTRONICS CORP
filed 1995-10-12
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                                        Commission file number
August 31, 1995                                                   1-8798
-----------------                                        ----------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                               11-2621097
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

6000 New Horizons Blvd., Amityville, New York                      11701
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (516) 226-6000
 -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                    ---
        NO ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Common Stock - Par Value $.0066                   7,740,511
    -------------------------------              ------------------
               Class                             Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----


                                                                      Page(s)

PART I.   Financial Information:

ITEM 1.   Financial Statements

         Consolidated Condensed Balance Sheets - August 31, 1995
         (unaudited) and February 28, 1995                                3.

         Consolidated Condensed Statements of Income (unaudited)
         - Six Months and Three Months Ended August 31, 1995
         and 1994                                                         4.

         Consolidated Condensed Statements of Cash Flows (unaudited)
         - Six Months Ended August 31, 1995 and 1994                   5. - 6.

         Notes to Interim Consolidated Condensed Financial
         Statements (unaudited)                                        7. - 8.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9. - 11.

PART II.  Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders             12.

ITEM 6.  Exhibits and Reports on Form 8-K                                12.


SIGNATURES                                                               13.


INDEX TO EXHIBITS                                                        14.

   Exhibit 10.13 - Agreement dated September 22, 1995, between the Company and Paul Durando

   Exhibit 11    - Computation of Earnings per Common Share

   Exhibit 27    - Financial Data Schedules

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                                   -ASSETS-
                                   --------

                                                         AUGUST     FEBRUARY
                                                        31, 1995    28, 1995
                                                        --------    --------
                                                       (Unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                       $ 2,347,307  $   498,919
 Accounts receivable-net of allowance for doubtful
  accounts of $1,302,163 and $898,359 for August
  31, 1995 and February 28, 1995, respectively         26,432,187   20,786,943
 Inventories                                           29,139,628   22,255,545
 Prepaid expenses and other current assets              1,258,781    1,637,611
                                                      -----------  -----------
TOTAL CURRENT ASSETS                                   59,177,903   45,179,018

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)            3,401,994    3,141,054

OTHER ASSETS                                            3,655,256    3,652,534
                                                      -----------  -----------
                                                       66,235,153  $51,972,606
                                                      ===========  ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                      $ 9,984,463  $ 6,286,579
 Accrued expenses                                        2,026,019    2,201,006
 Current portion of long-term debt                         270,034      311,063
 Income taxes                                              148,454        7,743
 Other current liabilities                                   5,915       43,686
                                                       -----------  -----------
TOTAL CURRENT LIABILITIES                               12,434,885    8,850,077
                                                       -----------  -----------

DEFERRED INCOME TAXES                                      976,424      585,209
                                                       -----------  -----------

REVOLVING CREDIT LINE (Note 3)                          11,250,000    4,400,000
                                                       -----------  -----------

LONG-TERM DEBT                                             466,898      595,404
                                                       -----------  -----------

SUBORDINATED CONVERTIBLE NOTES (Note 4)                 15,000,000   15,000,000
                                                       -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares
  authorized; none issued or outstanding                         -            -
  Common stock; $.0066 par value, 20,000,000 shares
  authorized; 7,740,511 and 7,732,051 shares
  issued and outstanding for August 31, 1995
  and February 28, 1995, respectively                       51,087       51,032
  Additional paid-in capital                            10,744,522   10,726,727
 Retained earnings                                      15,801,162   11,764,157
                                                       -----------  -----------
                                                        26,596,771   22,541,916
 Less:  loan to ESOP                                       489,825            -
                                                       -----------  -----------
                                                        26,106,946   22,541,916
                                                       -----------  -----------

                                                       $66,235,153  $51,972,606
                                                       ===========  ===========

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)


                        FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                          AUGUST        AUGUST         AUGUST        AUGUST
                         31, 1995      31, 1994       31, 1995      31, 1994
                         --------      --------       --------      --------
NET SALES              $94,807,858   $59,776,531   $50,091,805   $31,014,574
                       -----------   -----------   -----------   -----------

COSTS AND EXPENSES:

 Cost of sales          72,600,251    45,065,304    38,192,979    23,452,551
 Operating expenses     14,487,541    10,122,107     7,360,793     5,312,914
 Interest expense          934,661       508,585       481,277       300,587
 Interest income            (2,534)      (12,006)         (424)         (430)
                       -----------   -----------   -----------   -----------

                        88,019,919    55,683,990    46,034,625    29,065,622
                       -----------   -----------   -----------   -----------

INCOME BEFORE PRO-
VISION FOR INCOME
TAXES                    6,787,939     4,092,541     4,057,180     1,948,952

 Provision
 for income taxes        2,750,934     1,679,156     1,651,272       799,232
                       -----------   -----------   -----------   -----------

NET INCOME             $ 4,037,005   $ 2,413,385   $ 2,405,908   $ 1,149,720
                       ===========   ===========   ===========   ===========

NET INCOME
PER SHARE (Note 5):

 Primary               $       .51   $       .31   $       .30   $       .15
                       ===========   ===========   ===========   ===========

 Fully diluted         $       .43   $       .30   $       .25   $       .14
                       ===========   ===========   ===========   ===========




        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                    FOR THE SIX MONTHS ENDED
                                                    ------------------------
                                                AUGUST 31, 1995  AUGUST 31, 1994
                                                ---------------  ---------------
                                                           (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                     $ 88,638,864   $ 56,538,189
  Cash paid to suppliers and employees             (89,527,433)   (65,474,671)
  Interest received                                      2,534         18,906
  Interest paid                                       (934,661)      (508,585)
  Income taxes paid                                 (1,859,826)    (3,544,344)
                                                  ------------   ------------
     Net cash (used in)
      operating activities                          (3,680,522)   (12,970,505)
                                                  ------------   ------------

Cash flows (used in) investing activities:
  Capital expenditures                                (609,605)      (180,643)
 Purchase of stock for ESOP                           (559,800)             -
                                                  ------------   ------------
   Net cash (used in) investing
    activities                                      (1,169,405)      (180,643)
                                                  ------------   ------------


Cash flows from financing activities:
  Borrowings under revolving credit line            25,800,000     45,690,000
  Repayments under revolving credit line           (18,950,000)   (48,390,000)
  Principal payments of long-term debt                (169,535)      (146,174)
  Proceeds from stock options and
   warrants                                             17,850         26,809
  Proceeds from subordinated debt                            -     15,000,000
                                                  ------------   ------------
     Net cash provided by financing activities       6,698,315     12,180,635
                                                  ------------   ------------

Net increase (decrease) in cash and
 cash equivalents                                    1,848,388       (970,513)

Cash and cash equivalents, beginning
  of year                                              498,919      2,124,307
                                                  ------------   ------------

Cash and cash equivalents, end of period          $  2,347,307   $  1,153,794
                                                  ============   ============





        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------

                                                    FOR THE SIX MONTHS ENDED
                                                    ------------------------
                                                AUGUST 31, 1995  AUGUST 31, 1994
                                                ---------------  ---------------
                                                           (Unaudited)
RECONCILIATION OF NET INCOME TO NET
   CASH (USED IN) OPERATING ACTIVITIES:

Net income                                         $ 4,037,005   $  2,413,385
                                                   -----------   ------------
Adjustments to reconcile net income to
     net cash (used in) operating
      activities:

     Depreciation and amortization                     555,169        360,052
     Contribution to ESOP                               69,975         17,063
     Bad debt provision                                523,750        150,000

     Changes in assets and liabilities:
        (Increase) in accounts receivable           (6,168,994)    (3,238,342)
        (Increase) in inventories                   (6,884,083)    (7,483,493)
        Decrease (increase) in prepaid expenses
              and other current assets                 378,830       (886,084)
        (Increase) in goodwill                               -     (2,353,874)
        (Increase) in other assets                    (209,226)      (285,206)
        Increase (decrease) in accounts payable
          and accrued expenses                       3,485,126       (451,677)
        Increase (decrease) in income taxes            140,711     (1,381,166)
        Increase in deferred income taxes              391,215        168,837
                                                   -----------   ------------
              Total adjustments                     (7,717,527)   (15,383,890)
                                                   -----------   ------------

Net cash (used in) operating activities            $(3,680,522)  $(12,970,505)
                                                   ===========   ============





        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1995 and February 28, 1995 and the results of its operations for the six and three month periods ended August 31, 1995 and 1994 and cash flows for the six month periods ended August 31, 1995 and 1994.

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

    The results of operations for the six and three month periods ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following:


                                                 AUGUST     FEBRUARY
                                                31, 1995    28, 1995
                                                --------    --------
   Land                                       $  266,301  $  266,301
   Building and improvements                   1,680,770   1,574,435
   Furniture, fixtures and office
    equipment                                  1,812,616   1,512,926
   Computer equipment                          2,124,356   1,920,776
   Assets held under capitalized
    leases                                       919,834     919,834
                                              ----------  ----------
                                               6,803,877   6,194,272
   Less:  accumulated depreciation
           and amortization                    3,401,883   3,053,218
                                              ----------  ----------
                                              $3,401,994  $3,141,054
                                              ==========  ==========

3.  BANK LINE OF CREDIT:

    In February, 1988 the Company entered into a revolving credit agreement, as amended, with its bank which provides for an $18,000,000 unsecured revolving line of credit at the bank's prime rate with payments of interest only through May 1, 1997. Direct borrowings under the line of credit were $11,250,000 at August 31, 1995 and $4,400,000 at February 28, 1995.

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

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                            Six Months Ended         Three Months Ended
                               August 31,                August 31,
                            1995        1994         1995          1994
                            ----        ----         ----          ----


    Primary              7,950,562   7,834,620     8,009,707     7,843,336
    Fully diluted       10,323,729   8,112,295    10,339,609     8,127,962


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

  Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEM's.

  The financial information presented herein includes: (i) Balance sheets as of August 31, 1995 and February 28, 1995; (ii) Statements of income for the six and three month periods ended August 31, 1995 and 1994 and (iii) Statements of cash flows for the six month periods ended August 31, 1995 and 1994.

  Results of Operations:
  ----------------------

  Sales for the six and three month periods ended August 31, 1995 were $94,807,858 and $50,091,805 as compared to $59,776,531 and $31,014,574 for the comparable periods of the prior year, increases of approximately 59% and 62%, respectively. Management attributes the increase in sales for the six month period to the following reasons: Approximately $2,930,000 or 8% of the overall increase is attributable to a full six months of sales by the new "Merit" subsidiary in San Jose, California as compared to five months in the prior year. Approximately $1,871,000 or 5% of the overall increase resulted from incremental sales increases achieved at the Nu Visions Manufacturing subsidiary. The balance of the increase, approximately $30,231,000 or 87% of the overall increase, resulted from incremental sales generated by the core distribution business through greater market penetration and continuing economic strength in the electronic industry.

  Gross profit margins for the six and three month period ended August 31, 1995 were 23.4% and 23.8% as compared to 24.6% and 24.4% for the comparable periods of the prior year. Management attributes this lower profit margin primarily to a downward correction of selling prices in the marketplace during the period ended August 31, 1995 and a greater volume of larger orders at lower gross profit margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------


  Results of Operations (Continued):
  ----------------------------------

  Operating expenses have increased from approximately $10,122,000 for the six months ended August 31, 1994 to approximately $14,488,000 for the six months ended August 31, 1995 or by approximately $4,366,000. For the three months ended August 31, 1995 as compared to the three months ended August 31, 1994 operating expenses increased from approximately $5,313,000 to $7,361,000, or approximately $2,048,000. As a percentage of net sales operating expenses for the three and six month periods decreased from 17% and 16.9% respectively to 14.6% and 15.2% respectively. This decrease was due to sales increasing at a faster rate than expenses. The dollar increases in operating expenses were due to increases in the following expense categories: Approximately $2,765,000 of the increase for the six month period and approximately $1,610,000 of the increase for the three month period, were for personnel related costs - commissions, salaries, travel, fringe benefits and the addition of the San Jose, California branch and other facilities. The increases were needed to produce the increased sales which were achieved in these periods.

  Interest expense increased from $508,585 to $934,661 when comparing the six month periods ended August 31, 1994 and 1995. For the three months ended August 31, 1995, interest expense was $481,277 as compared to $300,587 for the corresponding period of the prior year. These increases were primarily the result of higher average borrowings primarily due to the increase in the Company's accounts receivable and inventory resulting from the incremental sales volume mentioned above.

  Net income for the six month period ended August 31, 1995 was $4,037,005 or $.51 per share as compared to $2,413,385 or $.31 per share for the six month period ended August 31, 1994. Net income for the three month period ended August 31, 1995 was $2,405,908 or $.30 per share as compared to $1,149,720 or $.15 per share for the corresponding period of the prior year. Management attributes the increased earnings to the incremental sales and gross profit dollars net of the increase in operating and interest expenses as described above.

  Liquidity and Capital Resources:
  --------------------------------

  At August 31, 1995 the Company's current ratio was 4.76:1 as compared to 5.1:1 for the fiscal year ended February 28, 1995. Working capital increased from approximately $36,329,000 as of February 28, 1995 to approximately $46,743,000 at August 31, 1995 while cash increased from February 28, 1995 to August 31, 1994 by approximately $1,848,000. The primary reasons for the increase in both working capital and the current ratio was the increase in cash and an increase in accounts receivable and inventories financed primarily through long term debt during the current period. These increases were required to support the increased sales activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------


  Liquidity and Capital Resources (Continued):
  --------------------------------------------

  In February 1988, the Company entered into an unsecured revolving line of credit agreement, as amended, which provides for maximum borrowings of $18,000,000 at the bank's prime rate with payments of interest only through May 1, 1997.

  In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The Company has registered, under the Securities Act of 1933, for the resale by the holders thereof, 333,333 shares of common stock, representing the number of shares of common stock obtainable by such holders upon conversion of 20% of the outstanding principal amount of such notes. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

  The Company anticipates that its capital resources provided from its cash flow from operations and its bank line of credit will be sufficient to meet its financing requirements for at least the ensuing twelve month period.

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

    None

ITEM 3. Defaults upon Senior Securities

    None

ITEM 4. Submission of Matters to a Vote of Security Holders

   (a) The Registrant held its Annual Meeting of Stockholders on September 22, 1995. The following proposals were adopted by the votes indicated.

   (b)(c)(1) Two directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1998, in addition to the five other Directors, Herbert Gardner, Paul Durando, David Siegel, Irving Lubman and Arthur Nadata, whose term of office continued after the meeting. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


             NAME                VOTES FOR       VOTES WITHHELD
             ----                ---------       --------------

             Harvey Blau         6,424,454           59,566
             Richard Schuster    6,424,454           59,566


ITEM 5. Other Information

    None

ITEM 6. Exhibits and Reports:

    (a)  Exhibits:

       10.13. Agreement dated September 22, 1995 between the Company and Paul Durando

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



                                Nu Horizons Electronics Corp.
                                -----------------------------
                                Registrant



                                /s/ Arthur Nadata
                                ------------------------------------
Date:  October 11, 1995         Arthur Nadata, President and
                                Chief Executive Officer



                                /s/ Paul Durando
                                ------------------------------------
Date:  October 11, 1995         Paul Durando, Vice President-Finance
                                and Chief Financial Officer

                                  INDEX TO EXHIBITS


  Exhibit 10.13. Agreement dated September 22, 1995 between the Company and Paul Durando

  Exhibit 11. See Notes to Financial Statements, Note 5, regarding computation of per share earnings

  Exhibit 27.      Financial Data Schedule