Form 10-Q
period 1995-11-30
NU HORIZONS ELECTRONICS CORP
filed 1996-01-12
CIK 718074

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               QUARTERLY REPORT
       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                                      Commission file number
November 30, 1995                                             1-8798
-----------------                                      ----------------------


                          Nu Horizons Electronics Corp.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             11-2621097
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


6000 New Horizons Blvd., Amityville, New York                      11701
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


                                (516) 226-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  YES  [X]   NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Common Stock - Par Value $.0066                                   8,081,844
-------------------------------                               ------------------
             Class                                            Outstanding Shares

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------

                                     INDEX
                                     -----


                                                                      Page(s)

PART I.   Financial Information:

ITEM 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          November 30, 1995 (Unaudited) and February 28, 1995         3.

          Consolidated Condensed Statements of Income
          (Unaudited) - Nine Months and Three Months Ended
          November 30, 1995 and 1994                                  4.

          Consolidated Condensed Statements of Cash Flows
          (Unaudited) - Nine Months Ended November 30, 1995
          and 1994                                                    5. -  6.

          Notes to Interim Consolidated Condensed Financial
          Statements (Unaudited)                                      7. -  8.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9. - 12.

PART II.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K                           13.


SIGNATURES                                                           14.

INDEX TO EXHIBITS

     Exhibit 10.14 - Amendment No. 2 to Amended and Restated
                     Revolving Credit Agreement and Tenth Amendment to Revolving Credit and Term Loan Agreement dated as of November 29, 1995 between the Company and National Westminster Bank, USA

     Exhibit 10.15 - Amendment No. 3 to Amended and Restated Revolving
                     Credit Agreement and Eleventh Amendment to Revolving Credit and Term Loan Agreement dated as of November 30, 1995 between the Company and National Westminster Bank, USA

  Exhibit 11       - Computation of Earnings per Common Share

  Exhibit 27       - Financial Data Schedules

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                                   -ASSETS-
                                   --------

                                                      NOVEMBER       FEBRUARY
                                                      30, 1995       28, 1995
                                                    ------------   ------------
                                                     (unaudited)
CURRENT ASSETS:
  Cash                                               $ 1,275,691   $    498,919
  Accounts receivable-net of allowance for doubtful
    accounts of $1,379,161 and $1,302,163 for
    November 30, 1995 and February 28, 1995,
    respectively                                      28,420,702     20,786,943
  Inventories                                         35,718,728     22,255,545
  Prepaid expenses and other current assets              812,859      1,637,611
                                                     -----------    -----------
TOTAL CURRENT ASSETS                                  66,227,980     45,179,018

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)           3,315,232      3,141,054

OTHER ASSETS
  Costs in excess of net assets acquired - Net         2,105,411      2,223,104
  Other Assets                                         1,463,505      1,429,430
                                                     -----------    -----------
                                                     $73,112,128    $51,972,606
                                                     ===========    ===========
                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                   $ 9,520,092    $ 6,286,579
  Accrued expenses                                     2,539,590      2,201,006
  Current portion of long-term debt                      256,996        311,063
  Income taxes                                           716,541          7,743
  Other current liabilities                                    -         43,686
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                             13,033,219      8,850,077
                                                     -----------    -----------
DEFERRED INCOME TAXES                                  1,082,424        585,209
                                                     -----------    -----------
REVOLVING CREDIT LINE (Note 3)                        14,000,000      4,400,000
                                                     -----------    -----------
LONG-TERM DEBT                                           983,946        595,404
                                                     -----------    -----------
SUBORDINATED CONVERTIBLES NOTES (Note 4)              12,000,000     15,000,000
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
  Preferred stock, $1 par value, 1,000,000 shares
    authorized; none issued or outstanding                     -              -
  Common stock, $.0066 par value, 20,000,000 shares
    authorized; 8,081,844 and 7,732,051 shares
    issued and outstanding for November 30, 1995
    and February 28, 1995, respectively                   53,342         51,032
  Additional paid-in capital (Note 4)                 13,778,730     10,726,727
  Retained earnings                                   18,635,305     11,764,157
                                                     -----------    -----------
                                                      32,467,377     22,541,916
  Less:  loan to ESOP                                    454,838              -
                                                     -----------    -----------
                                                      32,012,539     22,541,916
                                                     -----------    -----------
                                                     $73,112,128    $51,972,606
                                                     ===========    ===========

       See notes to interim consolidated condensed financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------

                         FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                         --------------------------  --------------------------
                           NOVEMBER      NOVEMBER      NOVEMBER      NOVEMBER
                           30, 1995      30, 1994      30, 1995      30, 1994
                         ------------  ------------  ------------  ------------

NET SALES                $149,874,502   $93,100,847   $55,066,644   $33,324,316
                         ------------  ------------  ------------  ------------
COSTS AND EXPENSES:
  Cost of sales           114,584,192    70,638,529    41,983,941    25,573,225
  Operating expenses       22,186,588    15,792,181     7,699,044     5,670,063
  Interest expense          1,479,951       964,965       545,290       456,380
  Interest income              (2,537)      (12,017)            -             -
                         ------------  ------------  ------------  ------------
                          138,248,194    87,383,658    50,228,275    31,699,668
                         ------------  ------------  ------------  ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES         11,626,308     5,717,189     4,838,369     1,624,648

  Provision for
    income taxes            4,755,160     2,344,048     2,004,226       664,892
                         ------------  ------------  ------------  ------------
NET INCOME               $  6,871,148   $ 3,373,141   $ 2,834,143   $   959,756
                         ============  ============  ============  ============
NET INCOME
  PER SHARE (Note 5):

  Primary                        $.85          $.43          $.34          $.12
                                 ====          ====          ====          ====

  Fully diluted                  $.71          $.40          $.29          $.11
                                 ====          ====          ====          ====

       See notes to interim consolidated condensed financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                     FOR THE NINE MONTHS ENDED
                                                   ----------------------------
                                                       NOVEMBER      NOVEMBER
                                                       30, 1995      30, 1994
                                                   -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS:

Cash flows from operating activities:
  Cash received from customers                     $ 141,605,743   $ 88,280,315
  Cash paid to suppliers and employees              (145,064,324)   (96,187,976)
  Interest received                                        2,537         18,917
  Interest paid                                       (1,479,951)      (964,965)
  Income taxes paid                                   (3,008,216)    (4,788,545)
                                                   -------------  -------------
    Net cash (used-in) operating
      activities                                      (7,944,211)   (13,642,254)
                                                   -------------  -------------
Cash flows from investing activities:
  Capital expenditures                                  (708,005)      (711,928)
  Purchase of Stock for ESOP                            (559,800)             -
  Sale of subordinated notes                          (3,000,000)             -
                                                   -------------  -------------
    Net cash (used in) investing activities           (4,267,805)      (711,928)
                                                   -------------  -------------
Cash flows from financing activities:
  Borrowings under revolving credit line              50,200,000     62,590,000
  Repayments under revolving credit line             (40,600,000)   (64,640,000)
  Principal payments of long-term debt                  (225,325)      (337,146)
  Proceeds from stock options                          3,054,313         26,809
  Proceeds from subordinated debt                              -     15,000,000
  Proceeds from long-term debt                           559,800        281,992
                                                   -------------  -------------
    Net cash provided by financing activities         12,988,788     12,921,655
                                                   -------------  -------------
Net increase (decrease) in cash and
  cash equivalents                                       776,772     (1,432,527)

Cash and cash equivalents, beginning
  of year                                                498,919      2,124,307
                                                   -------------  -------------
Cash and cash equivalents, end of period           $   1,275,691  $     691,780
                                                   =============  =============

       See notes to interim consolidated condensed financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (unaudited)

                                                     FOR THE NINE MONTHS ENDED
                                                    ---------------------------
                                                      NOVEMBER       NOVEMBER
                                                      30, 1995       30, 1994
                                                    ------------   ------------
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                          $  6,871,148   $  3,373,141
                                                    ------------   ------------
Adjustments to reconcile net income to
  net cash provided by operating
  activities:

  Depreciation and amortization                          844,366        580,940
  Contribution to ESOP                                   104,962         22,312
  Bad debt provision                                     635,000        340,000
  Changes in assets and liabilities:
    (Increase) in accounts receivable                 (8,268,759)    (4,820,532)
    (Increase) in inventories                        (13,463,183)    (6,163,947)
    Decrease (increase) in prepaid expenses
      and other current assets                           824,752     (1,385,563)
    (Increase) in goodwill                                     -     (2,353,874)
    (Increase) in other assets                          (226,921)      (802,606)
    Increase (decrease) in accounts payable
      and accrued expenses                             3,528,411     (1,217,032)
    Increase (decrease) in income taxes                  708,798     (1,428,568)
    Increase in deferred taxes                           497,215        213,475
                                                    ------------   ------------
    Total adjustments                                (14,815,359)   (17,015,395)
                                                    ------------   ------------
Net cash (used in) operating activities             $ (7,944,211)  $(13,642,254)
                                                    ============   ============

       See notes to interim consolidated condensed financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1995 and February 28, 1995 and the results of its operations for the nine and three month periods ended November 30, 1995 and 1994 and cash flows for the nine month periods ended November 30, 1995 and 1994.

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

   The results of operations for the nine and three month periods ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2. PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment consists of the following:

                                                         NOVEMBER     FEBRUARY
                                                         30, 1995     28, 1995
                                                        ----------   ----------

Land                                                    $  266,301   $  266,301
Building and improvements                                1,687,570    1,574,435
Furniture, fixtures and
  office equipment                                       1,822,457    1,512,926
Computer equipment                                       2,206,114    1,920,776
Assets held under capitalized leases                       919,834      919,834
                                                        ----------   ----------
                                                         6,902,276    6,194,272
Less: accumulated depreciation
  and amortization                                       3,587,044    3,053,218
                                                        ----------   ----------
                                                        $3,315,232   $3,141,054
                                                        ==========   ==========

3. BANK LINE OF CREDIT:

   In February, 1988 the Company entered into a revolving credit agreement, as amended, with its bank which provides for a $20,000,000 unsecured revolving line of credit at the bank's prime rate through May 1, 1997. Direct borrowings under the line of credit were $14,000,000 and $4,400,000 at November 30, 1995 and February 28, 1995, respectively.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)

4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 30, February 28, May 31 and August 31. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of November 30, 1995, $3,000,000 of the notes were converted into 333,333 shares of common stock and $12,000,000 principal amount of subordinated convertible notes remained outstanding.

5.   NET INCOME PER SHARE:

     Net income per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options.

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                                   Nine Months Ended      Three Months Ended
                                      November 30,            November 30,
                                    1995        1994        1995        1994
                                 ----------  ----------  ----------  ----------

        Primary                   8,098,973   7,845,534   8,310,144   7,840,474
        Fully diluted            10,410,189   8,995,726  10,416,109  10,111,109

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

        The financial information presented herein includes: (i) Balance sheets as of November 30, 1995 and February 28, 1995; (ii) Statements of income for the nine and three month periods ended November 30, 1995 and 1994 and (iii) Statements of cash flows for the nine month periods ended November 30, 1995 and 1994.

        Results of Operations:
        ----------------------

        Sales for the three month period ended November 30, 1995 were $55,066,644 as compared to $33,324,316 for the comparable period of the prior year, an increase of approximately $21,742,000 or 65%. Management attributes the increase in sales for the three month period to the following reasons: Approximately $4,284,000 or 20% of the overall increase resulted from incremental sales generated by the recently formed West Coast distribution group which consists of the San Jose, Irvine, Los Angeles and San Diego branches. Approximately $467,000 or 2% of the increase was generated by the Nu Visions Manufacturing subsidiary. The balance of the increase, approximately $16,991,000 or 78% resulted from incremental sales generated by the core distribution business through greater market penetration and continued economic strength in the electronic industry.

        Sales for the nine month period ended November 30, 1995 were $149,874,502 as compared to $93,100,847 for the comparable period of the prior year, an increase of approximately 61%. Management attributes the increase in sales for the nine month period to the following reasons:
        Approximately $8,821,000 or 16% of the overall increase resulted from incremental sales generated by the recently formed West Coast distribution group sales branches. Approximately $2,338,000 or 4% of the increase was generated by the Nu Visions Manufacturing subsidiary. The balance of the increase, approximately, $45,615,000 or 80% resulted from incremental sales generated by the core distribution business through greater market penetration and continued economic strength in the electronic industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

        Results of Operations (Continued):
        ----------------------------------

        The Company experienced compressed gross profit margins of 23.7% for the year ended February 28, 1995 as compared to 27% for the year ended February 28, 1994 primarily due to overall competitive pressures in the active (semiconductor) component industry across all product lines. Semiconductors comprise approximately 78% of the Company's sales.

        Gross profit margins for the three and nine months ended November 30, 1995 were 23.8% and 23.5% as compared to 23.3% and 24.1% for the comparable periods of the prior year. Management attributes the relative stabilization of profit margins during these periods primarily to a settling effect in the marketplace subsequent to the downward adjustment in calendar 1994. Although the Company expects that these conditions will continue, as long as current market trends prevail, no assurances can be given in this regard.

        Operating expenses have increased from approximately $15,792,000 for the nine months ended November 30, 1994 to approximately $22,187,000 for the nine months ended November 30, 1995, an increase of 41% or approximately $6,395,000. For the three months ended November 30, 1994 as compared to the three months ended November 30, 1995 operating expenses increased from approximately $5,670,000 to $7,699,000, an increase of 36%, or approximately $2,029,000. As a percentage of sales, operating expenses for the nine and three month periods decreased from 17.0% and 17.0% respectively to 14.8% and 14.0% respectively. The decrease is due to increased sales volume associated with fixed costs. The dollar increases in operating expenses were due to increases in the following expense categories: Approximately $5,309,000 of the increase for the nine month period and approximately $1,962,000 of the increase for the three month period, were for personnel related costs -commissions, salaries, travel, fringe benefits and the addition of the San Jose, California branch and other facilities. These increases were needed to produce the increased sales which were achieved in these periods. The remaining increases of approximately $1,086,000 and $67,000 respectively are a result of increases in various other operating expenses.

        Interest expense increased from approximately $965,000 to approximately $1,480,000 when comparing the nine month periods ended November 30, 1994 and 1995. This increase was primarily due to the subordinated convertible notes being outstanding for a full nine months this year versus approximately four months last year and higher average bank borrowings. For the three months ended November 30, 1995, interest expense was approximately $545,000 as compared to approximately $456,000 for the corresponding period of the prior year as higher levels of bank debt more than offset the lower outstanding amount of subordinated convertible debt. These increases were primarily due to higher average borrowings resulting from an increase in the Company's inventory and receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

                                                INTEREST EXPENSE
                                    -------------------------------------------
                                       FOR THE THREE          FOR THE NINE
                                        MONTHS ENDED          MONTHS ENDED
                                    -------------------   ---------------------
                                    NOVEMBER   NOVEMBER    NOVEMBER    NOVEMBER
                                    30, 1995   30, 1994    30, 1995    30, 1994
                                    --------   --------   ----------   --------

Revolving Bank Credit               $297,790   $147,005     $613,701   $655,590
Sub. Convert. Notes                  247,500    309,375      866,250    309,375
                                    --------   --------   ----------   --------
Total Interest Expense              $545,290   $456,380   $1,479,951   $964,965
                                    ========   ========   ==========   ========

        Results of Operations (Continued):
        ----------------------------------

        Net income for the nine month period ended November 30, 1995 was $6,871,000 or $.71 per share fully diluted as compared to $3,373,000 or $.40 per share fully diluted for the nine month period ended November 30, 1994. Net income for the three month period ended November 30, 1995 was $2,834,000 or $.29 per share fully diluted as compared to $960,000 or $.11 per share fully diluted for the corresponding period of the prior year. The increase in earnings is primarily due to increased sales volume net of lower operating expenses as a percentage of sales.

        Liquidity and Capital Resources:
        --------------------------------

        At November 30, 1995 and at the fiscal year ended February 28, 1995, the Company's current ratio was approximately 5.1:1. Working capital increased from approximately $36,329,000 as of February 28, 1995 to approximately $53,195,000 at November 30, 1995 while cash increased from February 28, 1995 to November 30, 1995 by approximately $777,000. The primary reasons for the increase in working capital was an increase in cash, accounts receivable and inventories financed primarily through long term debt during the current period. These increases were required to support the increase in sales as discussed above.

        In February 1988, the Company entered into an unsecured revolving line of credit agreement, as amended, which currently provides for maximum borrowings of $20,000,000 at the bank's prime rate with payments of interest only through May 1, 1997.

        In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. As of November 30, 1995, $3,000,000 of the notes had been converted into 333,333 shares of common stock and $12,000,000 principal amount of subordinated convertible notes remained outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

        Liquidity and Capital Resources (Continued):
        --------------------------------------------

        The Company has experienced an overall short fall in operating cash flow over the last seven fiscal quarters primarily due to the approximate sixty percent increase in sales for the nine month period of the current fiscal year and the approximately forty percent increase in sales in fiscal 1995. As a result of this sales growth the Company has been required to finance increased levels of accounts receivable and inventory which exceed the amounts that can be supported by operating cash flows. The short fall in operating cash flow has been supplemented through the issuance of the subordinated convertible notes and the utilization of the unsecured bank credit line as described above.

        While the Company cannot predict that growth will continue at the same rate experienced over the prior seven quarters, management is planning for substantial growth over the ensuing twelve month period which more than likely will result in a continued short fall in operating cash flow. The Company anticipates that its capital resources provided by its bank line of credit will be sufficient to meet its financing requirements during that period.

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

        None

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports:

        (a) Exhibits:

            Exhibit 10.14 - Amendment No. 2 to Amended and Restated Revolving
                            Credit Agreement and Tenth Amendment to Revolving Credit and Term Loan Agreement dated as of November 29, 1995 between the Company and National Westminster Bank, USA

            Exhibit 10.15 - Amendment No. 3 to Amended and Restated Revolving
                            Credit Agreement and Eleventh Amendment to Revolving Credit and Term Loan Agreement dated as of November 30, 1995 between the Company and National Westminster Bank, USA

            Exhibit 11    - Computation of Earnings per Common Share

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


                                Nu Horizons Electronics Corp.
                                -----------------------------
                                Registrant



                                /s/ Arthur Nadata
                                ----------------------------
Date: January 12, 1996          Arthur Nadata, President and
                                Chief Executive Officer



                                /s/ Paul Durando
                                ------------------------------------
Date: January 12, 1996          Paul Durando, Vice President-Finance
                                and Chief Financial Officer