Form 10-K
period 1996-02-29
NU HORIZONS ELECTRONICS CORP
filed 1996-05-28
CIK 718074

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ANNUAL REPORT
                                  ON FORM 10K

      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended                             Commission file number
  February 29, 1996                                           1-8798
- ----------------------------------                    --------------------------

                         Nu Horizons Electronics Corp.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                              11-2621097
 --------------------------------                   ----------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  6000 New Horizons Blvd., Amityville, New York                   11701
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                                (516) 226-6000
- -------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None
- --------------------------------------------------------------------------------
                               (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange on
        Title of each class                          which registered

    Common Stock Par Value $.0066 Per Share      NASDAQ National Market System
- -----------------------------------------   ----------------------------------


- --------------------------------------------------------------------------------

                     (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X     NO
                                              ___     ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 17, 1996.

    Common Stock - Par Value $.0066                   8,676,049
    -------------------------------              ------------------
            Class                                 Outstanding Shares

        Aggregate Market Value of Non-Affiliate Stock at May 17, 1996 -
        ---------------------------------------------------------------
         approximately $129,598,000
         --------------------------

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES


                               TABLE OF CONTENTS

PART I:

   Item 1.     Business                                                     Pages  3 -  7

   Item 2.     Properties                                                   Pages  7 -  8

   Item 3.     Legal Proceedings                                            Page   8

   Item 4.     Submission of Matters to a Vote of Security Holders          Page   8

PART II:

   Item 5.     Market for the Registrant's Common Equity and Related        Page   8
               Stockholder Matters

   Item 6.     Selected Financial Data                                      Page   9

   Item 7.     Management's Discussion and Analysis of Financial            Pages  10 - 13
               Condition and Results of Operations

   Item 8.     Financial Statements and Supplementary Data                  Pages  F1 - F19

   Item 9.     Changes in and Disagreements with Accountants on             Page   14
               Accounting and Financial Disclosures

PART III:

   Item 10.    Directors and Executive Officers of the Company              Pages  14 - 16

   Item 11.    Executive Compensation                                       Pages  16 - 25

   Item 12.    Security Ownership of Certain Beneficial Owners and          Page   26
               Management

   Item 13.    Certain Relationships and Related Transactions               Page   26

PART IV:

   Item 14.    Exhibits, Financial Statement Schedules, and Reports         Pages  27 - 33
               on Form 8-K
Signatures                                                                  Page   34

Exhibit Index

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

         Active components distributed by the Company, principally to original equipment manufacturers (OEM's) in the United States, include mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEM's and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

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

         Manufacturers of electronic components augment their marketing programs through the use of independent distributors and contract assemblers such as the Company, upon which the Company believes they rely to a considerable extent to market their products. Distributors and assemblers, such as the Company, offer their customers the convenience of diverse inventories and rapid delivery, design and technical assistance, and the availability of product in smaller quantities than generally available from manufacturers. Generally, companies engaged in the distribution of active and passive electronic components, such as the Company, are required to maintain a relatively significant investment in inventories and accounts receivable. To meet these requirements, the Company, and other companies in the industry, typically depend on internally generated funds as well as external borrowings.

         Effective April 1, 1994, the Company acquired, through a newly formed subsidiary, Nu Horizons/Merit Electronics Corp. ("NUM"), substantially all of the assets and certain liabilities of Merit Electronics Corp., located in San Jose, California ("Merit"). NUM is engaged in the distribution of active electronic components in the Northern California marketplace and provides the Company with a base of operations for the remainder of the West Coast.

         Management's policy is to manage, maintain and control all inventories from its principal headquarters and stocking facilities on Long Island, New York and San Jose, California. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable in order to better serve the specific needs of local markets.

        Semiconductor Products (Active Components):

                The Company is a distributor of a broad range of semiconductor products to commercial and military OEM's principally in the United States. The Company is a franchised distributor of active components for approximately fifty-five product lines, the most significant of which are SGS-Thomson Microelectronics and Toshiba. Other significant franchised product lines include Allegro, Cirrus Logic, Crystal, Elantec, Exar, Exel, Microelectronics, Integrated Circuit Systems, International Rectifier, Maxim Integrated Products, NEC, Silicon Systems, Standard Microsystems Corporation, Supertex, Inc., Watkins Johnson, and Xilinx.

                The Company's franchise agreements authorize it to sell all or part of the product line of a manufacturer on a non-exclusive basis. Under these agreements, each manufacturer will grant credits for any subsequent price reduction by such manufacturer and inventory return privileges whereby the Company can return to each such manufacturer for credit or exchange a percentage ranging from 5% to 20% of the inventory purchased from said manufacturer during a semi-annual period. The franchise agreements generally may be cancelled by either party upon written notice. The Company anticipates, in the future, entering into additional franchise agreements and increasing its inventory levels in accordance with business demands.

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

        Contract Assembly:

                As discussed above, the Company's core business is the distribution of active components to OEM's and passive components to OEM's and distributors nationally in the United States.

                Those components are then placed on printed circuit boards by the OEM's themselves or are contracted for placement to outside contract assembly companies (domestically or offshore). The Company believes that the latter (outside contract assembly) is becoming more prevalent nationally, especially among small to midsize OEM's

                With a view towards maximizing the Company's current customer base as well as offering new customers additional services, the Company decided, in 1991, that contract circuit board assembly was a natural extension to its business, since 80% of the components found on most printed circuit boards can be provided through the Company's active and NIC's passive products.

                In August 1991, the Company formed a new subsidiary, Nu Visions Manufacturing, Inc. (NUV), a Massachusetts corporation, for the purpose of providing contract through hole and surface mount circuit board assembly services. NUV began doing business in September 1991 and was moved to a new facility in mid-February 1992. In order to expand and enhance this part of the business, the Company has acquired approximately $2,000,000 of automated circuit board assembly equipment.

        Sales and Marketing:

                Management's strategy for long-term success has been to focus the Company's sales and marketing efforts towards the following industry segments: industrial, telecom/datacom, medical instrumentation, microwave and RF, fiberoptic, consumer electronics, security and protection devices, office equipment, computers and computer peripherals, factory automation and robotics both domestically and abroad. In order to help achieve these goals, the Company may enter into new franchise agreements for a broad base of commodity semiconductor products including those used in the key niche industries referred to above.

                As of February 29, 1996 the Company had approximately 13,000 customers. All sales are made through customers' purchase orders. Semiconductors are sold primarily via telephone by the Company's in-house staff of approximately 90 salespersons, and by a field sales force of approximately 100 salespersons. The Company maintains branch sales facilities located as follows:

        EAST COAST
        ----------

        Massachusetts - Boston
        New York - Amityville (Long Island) and Rochester
        New Jersey - Mt. Laurel (Philadelphia) and Pine Brook
        Ohio - Cleveland
        Maryland - Columbia
        North Carolina - Raleigh
        Georgia - Atlanta
        Alabama - Huntsville
        Florida - Ft. Lauderdale and Orlando

        MIDWEST
        -------

        Minnesota - Minneapolis
        Texas - Austin and Dallas

        WEST COAST
        ----------

        California - Irvine, Los Angeles, San Diego and San Jose

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

                NIC has developed a national network of approximately 75 regional distributor locations which market passive components on a non-exclusive basis. Approximately 35 of the regional distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory. These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges. Due to the efforts of NIC and its distributors, NIC's passive components have been tested and "designed in" as a prime source of qualified product by over 7,000 OEM's in the United States.

                Nu Visions' contract manufacturing facilities are marketed through the services of several East Coast independent sales representatives as well as the Company's field sales force.

                No single customer accounted for more than 2% of the Company's consolidated sales for the year ended February 29, 1996. The Company's sales practice is to require payment within thirty days of delivery.

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

                As of February 29, 1996, there were two manufacturers that represented more than 10% of the Company's inventory, on a consolidated basis. These two suppliers, SGS-Thomson and Xilinx, respectively, accounted for 14% and 11% of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced shortages or surplus of certain electronic products.

                 For the year ended February 29, 1996, the Company purchased inventory from two suppliers, SGS-Thomson and Toshiba, that were each in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $33,505,000 for the fiscal year.

        Competition and Regulation:

                The Company competes with many companies that distribute semiconductor and passive electronic components and to a lesser extent companies which manufacture such products and sell them directly to OEM's and other distributors. Many of these companies have substantially greater assets and possess greater financial and personnel resources than those of the Company. In addition, certain of these companies possess independent franchise agreements to carry semiconductor product lines which the Company does not carry, but which it may desire to have. Competition is based primarily upon inventory availability, quality of service, knowledge of product and price. The Company believes that it derives an advantage in the distribution of passive electronic components from the distribution of those components under its own label.

         The Company's competitive ability to price its imported active and passive components could be adversely affected by increases in tariffs, duties, changes in the United States' trade treaties with Japan, Taiwan or other foreign countries, transportation strikes and the adoption of Federal laws containing import restrictions. In addition, the cost of the Company's imports could be subject to governmental controls and international currency fluctuations. Because imports are paid for with U.S. dollars, the decline in value of United States currency as against foreign currencies would cause increases in the dollar prices of the Company's imports from Japan and other foreign countries. Although the Company has not experienced any material adverse effect to date in its ability to compete or maintain its profit margins as a result of any of the foregoing factors, no assurance can be given that such factors will not have a material adverse effect in the future.

        Backlog:

         The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment no later than 60 days for active components and later than 90 days for passive components from the date of the order. As of May 1, 1996, the Company's backlog was approximately $30,000,000 as compared to a backlog of approximately $22,000,000 at May 1, 1995.

        Employees:

         As of February 29, 1996, the Company employed approximately 400 persons: 10 in management, 232 in sales and sales support, 17 in product and purchasing, 14 in accounting and finance, 31 in operations, 67 in manufacturing, and 30 in shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

         In September 1985, the Company moved its corporate headquarters to a 20,000 square foot building located in Amityville, New York, which serves as its executive offices and distribution center. The building was financed through an Industrial Revenue Bond with interest at a percentage of the bank's prime rate. As of February 29, 1996, the Company's outstanding mortgage indebtedness in respect of this property was $398,276.

         In October 1991, the Company leased approximately 10,400 square feet of manufacturing and office space in Springfield, Massachusetts for its Nu Visions Manufacturing, Inc. subsidiary which was subsequently increased to 14,400 square feet. The lease term is from February 17, 1992 to February 16, 2002 at an annual base rental of $100,850 subject to annual consumer price index increases not to exceed 2% annually. The lease includes buy out provisions at the end of the fifth and sixth years.

         On May 1, 1996, the Company leased approximately 25,000 square feet of warehouse and office space in San Jose, California for its Nu Horizons/Merit subsidiary. This facility will serve as the Company's West Coast regional sales and distribution headquarters. The lease term is from May 1, 1996 to April 30, 2001 at an annual base rental of $225,000.

         The Company also leases space for seventeen (17) branch sales offices which range in size from 1,000 square feet to 5,000 square feet, with lease terms that expire between September 1996 and January 2002. Annual rentals range from $9,300 to $48,000 with aggregate rentals approximating $362,000.

ITEM 3. LEGAL PROCEEDINGS:

         No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted during the fourth quarter of the fiscal year ended February 29, 1996 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

       (a) The Company's common stock is traded on the NASDAQ National Market System under the symbol "NUHC". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock, as reported by the NASDAQ National Market System.

                                                         HIGH    LOW
                                                        ------  ------
              FISCAL YEAR 1995:

                First Quarter                           $10.75  $ 8.25
                Second Quarter                            8.75    5.75
                Third Quarter                             9.75    6.13
                Fourth Quarter                            9.50    6.88

              FISCAL YEAR 1996:

                First Quarter                             9.38    6.50
                Second Quarter                           11.50    7.13
                Third Quarter                            17.25   10.50
                Fourth Quarter                           18.88   13.00

              FISCAL YEAR 1997:

                First Quarter (Through May 17, 1996)     16.63   14.50

       (b) As of May 17, 1996, the Company's common stock was owned by approximately 4,500 holders of record.

       (c) The Company has never paid a cash dividend on its common stock. In addition, the Company's revolving credit line agreement prohibits, without the bank's consent, the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA:


                              FOR THE              FOR THE       FOR THE       FOR THE       FOR THE
                             YEAR ENDED           YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                              FEBRUARY             FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY
                              29, 1996             28, 1995      28, 1994      28, 1993      29, 1992
                            --------------------------------------------------------------------------
INCOME STATEMENT
 DATA:
  Net sales                       $202,803,184  $130,251,554   $92,418,038   $60,507,620   $42,187,636
  Gross profit
   on sales                         48,201,148    30,913,305    24,950,478    15,390,022    10,715,954
  Gross profit
   percentage                             23.8%         23.7%         27.0%         25.4%         25.4%
  Income before
   provision for
   income taxes                     15,799,592     7,444,147     8,549,534     2,564,335       495,559
  Net income                         9,396,301     4,421,823     5,044,225     1,489,658       296,816
  Earnings per
   common share:

    Primary                             $ 1.14         $ .56        $  .65        $  .20        $  .04

    Fully diluted                       $  .97         $ .52       $   .65        $  .19        $  .04

                                      FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY
                                      29, 1996      28, 1995      28, 1994      28, 1993      29, 1992
                                 ---------------------------------------------------------------------
BALANCE SHEET
 DATA:

  Working capital                  $57,954,434   $36,328,941   $23,792,512   $17,523,791   $12,465,363
  Total assets                      75,459,586    51,972,606    37,448,040    26,083,687    17,849,628
  Long-term debt                    27,094,030    20,580,613     9,339,195     8,079,590     4,279,514
  Shareholders'
   equity                           37,617,703    22,541,916    18,051,985    12,679,681    10,887,624

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

   Fiscal Year 1996 versus 1995

   Introduction:

     Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("Merit"), NIC Components Corp. ("NIC") and Nu Horizons International Corp. ("International"), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEM's") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEM's and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

     Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEM's.

     The financial information presented herein includes: (i) Balance sheets as of February 29, 1996 and February 28, 1995; (ii) Statements of income for the twelve month periods ended February 29, 1996 and February 28, 1995 and 1994 (iii) Statements of cash flows for the twelve month periods ended February 29, 1996 and February 28, 1995 and 1994; (iv) Consolidated changes in stockholder's equity for the twelve month periods ended February 29, 1996 and February 28, 1995 and 1994.

   Results of Operations:

     Net sales for the year ended February 29, 1996 aggregated $202,803,184 as compared to $130,251,554 for the year ended February 28, 1995, an increase of 56%. Management attributes the increase in sales for the period to the following reasons: Approximately $3,303,000 or 4.6% of the overall increase resulted from incremental sales at the Nu Visions Manufacturing subsidiary. Approximately $12,807,000 or 17.6% of the overall increase resulted from incremental sales relative to the newer California segment of the distribution business which the Company owned for ten months during fiscal 1995. The balance of the overall increase, approximately $56,441,000 or 77.8%, resulted from incremental sales generated, by the East Coast core distribution business and NIC passive component business as a whole, through greater market penetration and continued economic strength in the electronic component industry.

     Gross profit margin as a percentage of net sales was 23.8% for the year ended February 29, 1996 as compared to 23.7% for the year ended February 28, 1995. Management attributes the relative stabilization of profit margins during these periods primarily to a settling effect in the marketplace subsequent to the downward adjustment in calendar 1994. Although the Company expects that these conditions will continue, as long as current market trends prevail, no assurances can be given in this regard.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        Fiscal Year 1996 versus 1995 (Continued)

        Results of Operations (continued):

       Operating expenses increased by $8,283,222 to $30,377,380 for the year ended February 29, 1996 from $22,094,158 for the year ended February 28, 1995, an increase of approximately 37%. As a percentage of net sales, operating expenses declined from 17% in fiscal 1995 to 15% in fiscal 1996, as sales grew more rapidly than operating expenses. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $7,319,000 or approximately 88% of the increases were for personnel related costs - commissions, salaries, travel and fringe benefits. These increases were required to produce the increased sales which were achieved during the past fiscal year. The remaining increase of approximately $964,000 or approximately 12% of the total increment is a result of increases in various other operating costs to support the increase in net sales for the period.

       Interest expense increased by $639,698 from $1,387,019 for the year ended February 28, 1995 to $2,026,717 for the year ended February 29, 1996. This increase was primarily due to higher average borrowings resulting from an increase in the Company's inventory and accounts receivable required to support the 56% increase in sales volume mentioned above. See the liquidity and capital resources discussion below.


                                       INTEREST COSTS
                                       FOR THE FISCAL
                                        YEARS ENDED
                                   ----------------------
                                    February    February
                                     29, 1996    28, 1995
                                   ----------  ----------
         Revolving Bank Credit     $  916,226  $  716,707
         Sub. Convert. Notes        1,110,491     670,312
                                   ----------  ----------
         Total Interest Expense    $2,026,717  $1,387,019
                                   ==========  ==========

       Net income for the year ended February 29, 1996 was $9,396,301 or $.97 per share, fully diluted, as compared to $4,421,823 or $.52 per share fully diluted, for the year ended February 28, 1995. The increase in earnings is primarily due to increased sales volume net of higher operating expenses.

        Liquidity and Capital Resources:

       The Company ended its 1996 fiscal year with working capital and cash aggregating approximately $57,954,000 and $874,000, respectively at February 29, 1996 as compared to approximately $36,329,000 and $499,000 respectively, at February 28, 1995. The Company's current ratio at February 29, 1996 was 6.4:1. The Company believes that its financial position at February 29, 1996 will enable it to take advantage of any new opportunities that may arise.

       On April 8, 1996, subsequent to the balance sheet date, the Company entered into a new amended and restated unsecured revolving line of credit, which currently provides for maximum borrowings of $25,000,000 at the bank's prime rate, through April 8, 2000. At February 29, 1996, $17,300,000 was outstanding under this line of credit as compared to $4,400,000 at February 28, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        Fiscal Year 1995 versus 1994

        Results of Operations (continued):

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

       Operating expenses increased $6,185,668 to $22,094,158 for the year ended February 28, 1995 from $ 15,908,490 for the year ended February 28, 1994, an increase of approximately 39%. As a percentage of net sales, operating expenses declined from 17.2% in fiscal 1994 to 16.9% in fiscal 1995. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $5,540,000 or approximately 90% of the increases were for personnel related costs - commissions, salaries, travel, fringe benefits and the addition of the San Jose California distribution facility and sales branches in Dallas, Texas, Austin, Texas and Edina, Minnesota. These increases were required to produce the increased sales which were achieved during the past fiscal year. The remaining increase of approximately $645,000 or approximately 10% of the total increment is a result of increases in various other operating costs to support the increase in net sales for the period.

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

       Net income for the year ended February 28, 1995 was $4,421,823 or $.52 per share, fully diluted, as compared to $5,044,225 or $.65 per share, fully diluted, for the year ended February 28, 1994. The decrease in earnings is primarily due to lower gross profit margins and higher operating expenses, partially offset by the increase in sales volume.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        Fiscal Year 1996 versus 1995 (Continued)

        Liquidity and Capital Resources (continued):

       In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of February 29, 1996, $6,000,000 of the notes have been converted into 666,666 shares of common stock and $9,000,000 principal amount of subordinated convertible notes remained outstanding.

       On April 19, 1996, subsequent to the balance sheet date $1,491,003 of the notes were converted into $165,667 shares of common stock and $7,508,997 principal amount of subordinated convertible notes remain outstanding as of May 17, 1996.

       The Company has experienced an overall shortfall in operating cash flow over the last eight fiscal quarters primarily due to the approximate fifty-six percent increase in sales for the current fiscal year and the approximately forty-one percent increase in sales in fiscal 1995. As a result of this sales growth the Company has been required to finance increased levels of accounts receivable and inventory which exceed the amounts that can be supported by operating cash flows. The short fall in operating cash flow has been supplemented through the issuance of the subordinated convertible notes and the utilization of the unsecured bank credit line as described above.

       While the Company cannot predict that growth will continue at the same rate experienced over the last two fiscal years, management is planning for substantial growth over the ensuing twelve month period which more than likely will result in a continued shortfall in operating cash flow. The Company anticipates that its capital resources provided by its bank line of credit will be sufficient to meet its financing requirements during that period.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Independent Auditors' Report



To The Board of Directors
Nu Horizons Electronics Corp.
Amityville, New York

   We have audited the accompanying consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.



                          /s/ LAZAR, LEVINE, & COMPANY LLP
                         ----------------------------------
                          LAZAR, LEVINE & COMPANY LLP



New York, New York
May 16, 1996



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                   -ASSETS-

                                                   FEBRUARY     FEBRUARY
                                                   29, 1996     28, 1995
                                                  -----------------------
CURRENT ASSETS:
 Cash (including time deposits)                   $   874,267  $   498,919
 Accounts receivable-net of allowance for
  doubtful accounts of $1,509,802 and $898,359
  for 1996 and 1995, respectively                  30,005,182   20,786,943
 Inventories                                       36,808,915   22,255,545
 Prepaid expenses and other current assets          1,013,923    1,637,611
                                                  -----------  -----------
TOTAL CURRENT ASSETS                               68,702,287   45,179,018

PROPERTY, PLANT AND EQUIPMENT - NET
(Notes 4 and 7)                                     3,439,804    3,141,054

OTHER ASSETS
 Cost in excess of net assets acquired-net          2,066,180    2,223,104
 Other assets (Note 5)                              1,251,315    1,429,430
                                                  -----------  -----------

                                                  $75,459,586  $51,972,606
                                                  ===========  ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:                              $ 7,898,757  $ 6,286,579
  Accounts payable                                  2,254,878    2,201,006
  Accrued expenses                                    373,930      311,063
  Current portion of long-term debt (Note 7)          220,288        7,743
  Income taxes (Note 10)                                    -       43,686
  Other current liabilities                       -----------  -----------
                                                   10,747,853    8,850,077
TOTAL CURRENT LIABILITIES                         -----------  -----------


LONG TERM LIABILITIES:                                115,577      585,209
  Deferred income taxes (Note 10)                  17,300,000    4,400,000
  Revolving credit line (Note 6)                      678,453      595,404
  Long-term debt (Note 7)                           9,000,000   15,000,000
  Subordinated convertible notes (Note 8)         -----------  -----------
                                                   27,094,030   20,580,613
TOTAL LONG-TERM LIABILITIES                       -----------  -----------


COMMITMENTS AND CONTINGENCIES
 (Notes 6, 11, 12 and 13)

SHAREHOLDERS' EQUITY (Note 9):
  Preferred stock, $1 par value, 1,000,000
   shares authorized; none issued or
   outstanding                                            -            -
  Common stock, $.0066 par value, 20,000,000
   shares authorized; 8,423,137 and
   7,732,051 shares issued and outstanding
   for 1996 and 1995, respectively                   55,593       51,032
  Additional paid-in capital                     16,821,502   10,726,727
  Retained earnings                              21,160,458   11,764,157
                                                -----------  -----------
                                                 38,037,553   22,541,916
  Less:  loan to ESOP (Notes 7 and 11)              419,850            -
                                                -----------  -----------
                                                 37,617,703   22,541,916
                                                -----------  -----------
                                                $75,459,586  $51,972,606
                                                ===========  ===========

                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------


                                      FOR THE YEAR ENDED
                          -----------------------------------------
                             FEBRUARY      FEBRUARY       FEBRUARY
                             29, 1996      28, 1995       28, 1994
                          ------------------------------------------

NET SALES                   $202,803,184  $130,251,554   $92,418,038


COSTS AND EXPENSES:

 Cost of sales (Note 13)     154,602,036    99,338,249    67,467,560
 Operating expenses           30,377,380    22,094,158    15,908,490
 Interest expense              2,026,717     1,387,019       536,591
 Interest income                  (2,541)      (12,019)      (44,137)
                            ------------   -----------   -----------
                             187,003,592   122,807,407    83,868,504
                           -------------   -----------   -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES              15,799,592     7,444,147     8,549,534

 Provision for income
 taxes (Note 10)               6,403,291     3,022,324     3,505,309
                            ------------   -----------   -----------

NET INCOME                  $  9,396,301   $ 4,421,823   $ 5,044,225
                            ============   ===========   ===========

EARNINGS PER SHARE
(Note 2i):

 Primary                    $       1.14   $       .56   $       .65
                            ============   ===========   ===========

 Fully diluted              $        .97   $       .52   $       .65
                            ============   ===========   ===========




                See notes to consolidated financial statements.



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------


                                                    COMMON STOCK   ADDITIONAL                               TOTAL
                                        COMMO N      DIVIDEND       PAID-IN     RETAINED      LOAN TO    SHAREHOLDERS'
                           SHARES        STOCK       PAYABLE        CAPITAL     EARNINGS       ESOP        EQUITY
                          ---------  -------------  -----------  -----------  -----------  ----------  ---------------
Balance at
  February 28, 1993       4,809,246       $48,092      $ 2,403   $10,471,496  $ 2,298,109  $(140,419)  $12,679,681

Stock dividend
  distributed               240,319         2,403       (2,403)            -            -          -             -
Exercise of stock
  options and warrants      113,670           930            -       227,396            -          -       228,326
Repayment from ESOP               -             -            -             -            -     99,753        99,753
Stock split               2,550,399          (515)           -           515            -          -             -
Net income                        -             -            -             -    5,044,225          -     5,044,225
                          ---------       -------   ----------   -----------  -----------  ---------   -----------
Balance at
  February 28, 1994       7,713,634        50,910            -    10,699,407    7,342,334    (40,666)   18,051,985

Exercise of stock
  options                    18,417           122            -        27,320            -          -        27,442
Repayment from ESOP               -             -            -             -            -     40,666        40,666
Net income                        -             -            -             -    4,421,823          -     4,421,823
                          ---------       -------   ----------   -----------  -----------  ---------   -----------
Balance at
  February 28, 1995       7,732,051        51,032            -    10,726,727   11,764,157          -    22,541,916

Exercise of stock
  options                    24,420           161            -        99,175            -          -        99,336
Conversion of
 subordinated
 convertible notes          666,666         4,400            -     5,995,600            -          -     6,000,000
Loan to ESOP                      -             -            -             -            -   (559,800)     (559,800)
Repayment from ESOP               -             -            -             -            -    139,950       139,950
Net income                        -             -            -             -    9,396,301          -     9,396,301
                          ---------       -------   ----------   -----------  -----------  ---------   -----------
Balance at
  February 29, 1996       8,423,137       $55,593   $        -   $16,821,502  $21,160,458  $(419,850)  $37,617,703
                          =========       =======   ==========   ===========  ===========  =========   ===========



                        See notes to consolidated financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                      FOR THE YEAR ENDED
                                          --------------------------------------------------------------------------
                                             FEBRUARY              FEBRUARY               FEBRUARY
                                             29, 1996              28, 1995               28, 1994
                                            ----------            ---------              ---------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
  Cash received from customers           $ 192,949,945         $ 125,991,043           $ 88,245,555
    Cash paid to suppliers and employees  (196,045,525)         (124,980,742)           (85,752,410)
    Interest received                            2,541                18,991                 47,037
    Interest paid                           (2,026,717)           (1,387,019)              (536,591)
    Income taxes paid                       (6,034,790)           (5,770,418)            (1,744,114)
                                            ----------           -----------             ----------
      Net cash provided by (used by)
       operating activities                (11,154,546)           (6,128,145)               259,477
                                            ----------           -----------             ----------
Cash flows from investing activities:
    Capital expenditures                    (1,055,558)             (602,746)              (827,629)
  Purchase of stock for ESOP                  (559,800)                -                      -
    Purchase of Merit Electronics -
   net of cash acquired                          -                (5,753,022)                 -

      Net cash (used by) investing
       activities                           (1,615,358)           (6,355,768)              (827,629)
                                            ----------           -----------             ----------
Cash flows from financing activities:
    Borrowings under revolving
      credit line                           65,000,000            66,090,000             20,050,000
    Repayments under revolving
     credit line                           (52,100,000)          (69,790,000)           (18,550,000)
    Principal payments of long-term
      debt                                    (413,884)             (468,917)              (355,164)
    Proceeds from exercise of employee
      stock options                             99,336                27,442                228,326
    Proceeds from long-term debt               559,800                 -                      -
    Proceeds from subordinated debt              -                15,000,000                  -
                                            ----------           -----------             ----------
     Net cash provided by
       financing activities                 13,145,252            10,858,525              1,373,162
                                            ----------           -----------             ----------
Net increase (decrease) in cash and
    cash equivalents                           375,348            (1,625,388)               805,010

Cash and cash equivalents, beginning
    of year                                    498,919             2,124,307              1,319,297
                                            ----------            ----------             ----------

Cash and cash equivalents, end of year    $    874,267   $           498,919              2,124,307
                                            ==========            ==========             ==========

                See notes to consolidated financial statements.



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------


                                                         FOR THE YEAR ENDED
                                            -----------------------------------------------
                                            FEBRUARY       FEBRUARY      FEBRUARY
                                            29, 1996       28, 1995      28, 1994
                                            ----------     ----------    ----------

RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                  $  9,396,301   $  4,421,823   $ 5,044,225
                                            ------------   ------------   -----------

Adjustments to reconcile net income to
  net cash provided by (used by)
  operating activities:

  Depreciation and amortization                1,169,816        886,235       535,794
 Bad debts                                       635,000        442,500       409,000
  Contribution to ESOP (compensation)            139,950         40,666        99,753
Changes in assets and liabilities:
    (Increase) in accounts receivable         (9,853,239)    (4,260,511)   (4,172,483)
   (Increase) in inventories                 (14,553,370)    (3,566,701)   (6,239,178)
    (Increase) decrease in prepaid
       expenses and other current assets         623,688     (1,183,805)     (193,494)
    (Increase) in other assets                   (77,969)    (1,277,857)      (71,353)
    Increase (decrease) in accounts
     payable and accrued expenses              1,666,050       (354,525)    3,105,867
    Increase (decrease) in income taxes          212,545     (1,625,045)    1,255,853
    Increase (decrease) in other
      current liabilities                        (43,686)        34,361       (19,848)
    Increase (decrease) in deferred
      taxes                                     (469,632)       314,714       505,341
                                            ------------   ------------   -----------
       Total adjustments                     (20,550,847)   (10,549,968)   (4,784,748)
                                            ------------   ------------   -----------

Net cash provided by (used by) operating
  activities                                $(11,154,546)  $ (6,128,145)  $   259,477
                                            ============   ============   ===========


NON-CASH FINANCING ACTIVITIES:

    During the year ended February 29, 1996 the subordinated debt-holder (see
    Note 8) converted $6,000,000 of debt into 666,666 shares of the Company's common stock.



                See notes to consolidated financial statements.



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------

1.  ORGANIZATION:

    Nu Horizons Electronics Corp. and its subsidiaries, NIC Components Corp., and Nu Horizons International Corp., were incorporated in the State of New York on October 22, 1982, November 8, 1982, and December 8, 1986, respectively. Nu Visions Manufacturing, Inc. was incorporated in the State of Massachusetts on August 9, 1991. On April 15, 1987, Nu Horizons Electronics Corp. was reincorporated in the State of Delaware. On April 18, 1994, Nu Horizons/Merit Electronics Corp. was incorporated in the State of Delaware, for the express purpose of acquiring the business of Merit Electronics, Inc. See Note 3 of these Notes for further information. All companies are wholesale distributors throughout the United States or export distributors of electronic components, except for Nu Visions Manufacturing, which is a contract assembler of circuit boards and various electromechanical devices.

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

    b. Use of Estimates:

       In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

    c. Concentration of Credit Risk:

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

       The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institution and believes the Company's risk is negligible.

       Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

    d. Inventories:

       Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  e.  Depreciation:

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

  f.  Income Taxes:

      The Company has elected to file a consolidated federal income tax return with its subsidiaries. Deferred income taxes are provided for on the timing differences for certain items which are treated differently for tax and financial reporting purposes. These items include depreciation of fixed assets, inventory capitalization valuations and the recognition of bad debt expense.

      International has elected under Section 995 of the Internal Revenue Code to be taxed as an "Interest Charge Disc". Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International's untaxed income at February 29, 1996 approximates $2,600,000.

      The Company adopted SFAS No. 109, Accounting For Income Taxes ("SFAS 109"), for the year ended February 28, 1993. SFAS 109 requires use of the asset and liability approach of providing for income taxes and required implementation no later than for years beginning after December 15, 1992. Management of the Company believes that the adoption of SFAS No. 109 had no material effect on the financial statements.

    g.  Goodwill:

      Costs in excess of net assets acquired (see Note 3) are being amortized on a straight-line basis over fifteen years. For the year ended February 29, 1996, amortization of goodwill aggregated $287,694.

      The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

  h.  Cash and Cash Equivalents:

      For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
                                                            Page F-8

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

 i. Earnings Per Common Share:

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

    The following average shares were used for the computation of primary and fully diluted earnings per share:

                            1996       1995       1994
                         ----------  ---------  ---------

        Primary           8,236,249  7,847,677  7,774,440
        Fully diluted    10,410,699  9,279,297  7,814,605

 j. Reclassifications:

    Certain prior year information has been reclassified to conform to the current year's reporting presentation.

 k. Accounting Changes:

    As permitted by SFAS No. 123, Accounting for Stock-based Compensation, which becomes effective for the Company as of March 1, 1996, and which encourages companies to record expense for stock options and other stock-based employee compensation awards based on their fair value at date of grant, Nu Horizons will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its fiscal 1997 financial statements.

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

    The Company's consolidated statement of earnings did not include the revenues and expenses of Nu Horizons/Merit until April 1, 1994. The operations of Nu Horizons/Merit after April 1, 1994 are reflected for the fiscal years ended February 28, 1995 and February 29, 1996. The following pro forma results were developed assuming the acquisition had occurred at the beginning of the earliest period presented.



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------

3. ACQUISITION (continued):

   Pro Forma Year Ended
- -------------------------
   (Unaudited)             February 28, 1995         February 28, 1994
- -------------------------  ------------------------  -----------------

   Net sales                            $131,914,000       $107,507,000
   Net earnings                             4,426,000          5,484,000
   Earnings per share                    $        .56       $        .71

   This unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on March 1, 1993, nor are they necessarily indicative of results that may occur in the future.

4. PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment, which is reflected at cost, consists of the following:


                                       FEBRUARY    FEBRUARY
                                       29, 1996    28, 1995
                                      ----------  ----------

   Land                               $  266,301  $  266,301
   Building and improvements           1,747,930   1,574,435
   Furniture, fixtures and office
    equipment                          2,037,183   1,512,926
   Computer equipment                  2,278,582   1,920,776
   Assets held under capitalized
    leases                               919,834     919,834
                                      ----------  ----------
                                       7,249,830   6,194,272

   Less:  accumulated depreciation
     and amortization                  3,810,026   3,053,218
                                      ----------  ----------
                                      $3,439,804  $3,141,054
                                      ==========  ==========

    Included in building and improvements is approximately $65,000 of the interest costs which were capitalized during the period of construction of the corporate headquarters.

    Depreciation expense including depreciation of capitalized leases for the years ended February 29, 1996 and February 28, 1995 and 1994 aggregated $756,808, $615,356 and $501,098, respectively.

 5. OTHER ASSETS:

    Other assets as of February 29, 1996 and February 28, 1995 consists of the following:


                                                       1996         1995
                                                      ------       ------

    Net cash surrender value - life insurance      $  793,537  $  720,959
    Debt issue costs - net                            407,443     663,527
    Other                                              50,335      44,944
                                                    ---------   ---------
                                                   $1,251,315  $1,429,430
                                                    =========   =========


                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------

6.  REVOLVING CREDIT LINE:

    In February, 1988 the Company entered into an agreement with its bank, which as amended, provides for a $18,000,000 unsecured revolving line of credit at the bank's prime rate (8.25 % at February 29, 1996) with payments of interest only through May 1, 1997. Direct borrowings under lines of credit were $17,300,000 and $4,400,000 at February 29, 1996 and February 28, 1995,
    respectively. The credit agreement contains various covenants including a restriction on the payment of cash dividends without the bank's consent.
    The Company meets all of the required covenants.  (See Note 16b)

7.  LONG-TERM DEBT:

    Long-term debt consists of the following:
                                                          FEBRUARY   FEBRUARY
                                                          29, 1996   28, 1995
                                                          --------   --------

 Mortgage payable to bank, due in quarterly
  installments of $26,552 plus interest at
  88% of the bank's prime rate (7.26% at
  February 29, 1996) to December 1, 1999                $  398,276    $  504,483

 Term loan payable to bank, due in monthly
  installments of $9,321 plus interest at
  the bank's prime rate to March 31, 2000                  447,388      -

 Non-Compete Agreement
  due in annual installments                                 -            14,500

 Various capitalized equipment leases,
  interest rates ranging from 6.78% to 8.38%,
  maturing in 1997 and 1998.  Gross lease
  obligations aggregate $172,089, $85,134
  and $34,748, for each of the next three
  fiscal years, with interest thereon
  aggregating $85,252                                      206,719       387,484
                                                          --------     ---------
                                                         1,052,383       906,467
  Less:  current portion                                   373,930       311,063
                                                          --------     ---------

                                                          $678,453      $595,404
                                                          ========     =========

  The mortgage payable is collateralized by land, building, and substantially all furniture and fixtures. The term loan payable is secured by a pledge of the shares of the common stock of the Company purchased with the proceeds of the loans (See Note 11). Other equipment loans are secured by the specific equipment acquired.

  Long-term debt of the Company matures as follows:

        1997                                 $373,930
        1998                                  325,104
        1999                                  246,157
        2000                                  107,192
                                             --------
                                           $1,052,383
                                           ==========

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------



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

    As of February 29, 1996, $6,000,000 of the notes have been converted into 666,666 shares of common stock and $9,000,000 principal amount of subordinated convertible notes remained outstanding. (See Note 16a)

9.  CAPITAL STOCK, OPTIONS AND WARRANTS:

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




                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------


9.  CAPITAL STOCK, OPTIONS AND WARRANTS (continued):

    A summary of activity with respect to stock options for the three years ended February 29, 1996 is as follows:

                                                     TOTAL        SHARES
                                       OPTION       OPTION     AVAILABLE FOR
                          SHARES       PRICES        PRICE     FUTURE GRANTS
                         ---------  ------------  -----------  -------------
Balance outstanding
  February 28, 1993       240,205   $  .90-$2.11  $  344,438         269,167

     Granted               37,500           5.41     202,875
    Exercised            (122,823)     .90- 2.11    (195,966)
                         --------   ------------  ----------
 Balance outstanding
  February 28, 1994       154,882      .90- 5.41     351,347         241,376
                         ========   ============  ==========      ==========

     Granted              580,950     7.25- 8.13   4,311,381
    Exercised             (18,417)     .90- 2.11     (27,442)
                         --------   ------------  ----------
  Balance outstanding
   February 28, 1995      717,415      .90- 8.13   4,635,286         410,000


     Granted              323,000    7.38- 14.50   3,013,320
    Exercised             (24,420)   2.11-  7.87     (99,336)
    Cancelled             (23,023)   2.11-  7.88     (65,758)
                         --------   ------------  ----------
  Balance outstanding
   February 29, 1996      992,972   $ .90-$14.50  $7,483,512          90,000
                         ========   ============  ==========       =========

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


10. INCOME TAXES:


    The provision for income taxes is comprised of the following:

                               FEBRUARY    FEBRUARY    FEBRUARY

                                 29, 1996    28, 1995    28, 1994
                               ----------  ----------  ----------
Current:
 Federal                       $5,082,876  $2,436,377  $2,679,000
 State and local                1,107,016     461,816     775,000
Deferred:
 Federal                          178,923     120,704      45,309
  State                            34,476       3,427       6,000
                               ----------  ----------  ----------

                               $6,403,291  $3,022,324  $3,505,309
                               ==========  ==========  ==========



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------

10.   INCOME TAXES (continued):

    The components of the net deferred income tax liability, pursuant to SFAS 109, as of February 29, 1996 and February 28, 1995 are as follows:

                                                                         1996            1995
                                                                         ----            ----

 Deferred Tax Assets:
  Accounts Receivable                                                  $ 614,188    $   364,588
  Inventory                                                              146,448         64,960
                                                                       ---------    -----------
  Total Deferred Tax Assets                                              760,636        429,548
                                                                       ---------    -----------

 Deferred Tax Liabilities:
  Fixed Assets                                                            (8,136)      (256,293)
  Income of Interest Charge DISC                                        (868,077)      (758,464)
                                                                       ---------    -----------
  Total Deferred Tax Liabilities                                        (876,213)    (1,014,757)
                                                                       ---------      ---------

 Net Deferred Tax Liabilities                                          $(115,577)   $  (585,209)
                                                                       =========    ===========


 The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:



                                                                   1996           1995    1994
                                                                   ----           ----    ----
Statutory rate                                                    35.0%          34.0%  34.0%

State and local taxes                                              6.5            6.4    6.0
Other                                                             (1.0)            .2    1.0
                                                                  ----            ---   ----

Effective tax rate                                                40.5%          40.6%  41.0%
                                                                  =====          =====  =====

11.   EMPLOYEE BENEFIT PLANS:

    On January 13, 1987, the Company's Board of Directors approved the termination of the Company's pension plan and approved the adoption of an employee stock ownership plan (ESOP) to replace the terminated pension plan. The ESOP covers all eligible employees and contributions are determined by the Board of Directors. Contributions are in the form of cash which is utilized to acquire the Company's common stock for the benefit of participating employees. Contributions to the Plan for the years ended February 29, 1996, 1995 and 1994 aggregated $139,950, $40,666 and $99,753, respectively.

    In May 1988, the Company, on behalf of the ESOP, entered into an additional credit agreement with its bank which provides for a $2,000,000 revolving line of credit at the bank's prime rate until April 8, 2000. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 29, 1996, the ESOP owned 360,810 shares at an average price of approximately $2.52 per share. At February 29, 1996, direct borrowings outstanding under the ESOP line of credit were $447,338.

    In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company's contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 29, 1996 were $90,243, $61,519 and $46,611, respectively.


                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------


12. COMMITMENTS:

    (a) The Company signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a six year period expiring February 28, 2001. The Contracts specify a base salary of $200,000 for each officer, which shall be increased each year by the change in the consumer price index, and also entitles each of the officers to an annual bonus equal to 3.33% (10% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. The contracts also provide for certain payments of the executive's salaries, performance bonuses and other benefits in the event of death or disability of the officer for the balance of the period covered by the agreement.

    (b) The Company leases certain office, warehouse and other properties which leases include various escalation clauses, renewal options, etc. Aggregate minimum rental commitments under noncancellable operating leases are as follows:

               Fiscal 1997         $661,443
               Fiscal 1998          614,075
               Fiscal 1999          571,462
               Fiscal 2000          524,233
               Fiscal 2001          445,924
               Fiscal 2002          148,698 (i)

      Rent expense was $587,079, $450,201 and $262,985 for each of the three years in the period ending February 29, 1996.

      (i) This amount includes the last base rent lease commitment of $92,448 for the Nu Visions Manufacturing facility in Springfield, Massachusetts. The ten year lease contains buy out provisions at the end of the fifth and sixth years of $135,000 and $92,000, respectively. Alternatively, the Company could continue to occupy the premises through February 2002 at the base rental.

  (c) The Company has signed a four year consulting agreement with the former owner of Merit Electronics (see Note 3) which commenced on April 29, 1994. The agreement provides for the consultant to perform advisory services to Nu Horizons/Merit and to receive consulting fees of approximately $665,000 per annum.

13.   MAJOR SUPPLIERS:

    For the year ended February 29, 1996 the Company purchased inventory from two suppliers that were each in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $33,505,000.

    For the year ended February 28, 1995 the Company purchased inventory from one supplier that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $12,400,000.

    For the year ended February 28, 1994, the Company purchased inventory from two suppliers that were each in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $19,590,000.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------


14.                             BUSINESS SEGMENT INFORMATION:

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

    Summarized financial information by business segment for fiscal 1996 and 1995 is as follows:

                                                        1996           1995
- --------------------------------------------------------------------------------
Net sales:

  Electronic Component Distribution                 $195,929,559   $126,680,968
  Industrial Contract Manufacturing                    6,873,625      3,570,586
- --------------------------------------------------------------------------------
                                                    $202,803,184   $130,251,554
- --------------------------------------------------------------------------------
Operating income (loss):

  Electronic Component Distribution                 $ 18,038,688   $  9,614,776
  Industrial Contract Manufacturing                     (214,920)      (795,629)
- --------------------------------------------------------------------------------
                                                    $ 17,823,769   $  8,819,147
- --------------------------------------------------------------------------------
Total assets:

  Electronic Component Distribution                 $ 71,653,755   $ 49,879,311
  Industrial Contract Manufacturing                    3,805,831      2,093,295
- --------------------------------------------------------------------------------
                                                    $ 75,459,586   $ 51,972,606
- --------------------------------------------------------------------------------
Depreciation and amortization:

  Electronic Component Distribution                 $    920,827   $    649,591
  Industrial Contract Manufacturing                      248,989        236,644
- --------------------------------------------------------------------------------
                                                    $  1,169,816   $    886,235
- --------------------------------------------------------------------------------
Capital expenditures (including capital leases):

  Electronic Component Distribution                 $    659,163   $    874,722
  Industrial Contract Manufacturing                      396,395         10,016
- --------------------------------------------------------------------------------
                                                    $  1,055,558   $    884,738
- --------------------------------------------------------------------------------




                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                           THREE MONTH PERIOD ENDED
                            --------------------------------------------------

                             FEBRUARY     NOVEMBER      AUGUST        MAY
                             29, 1996     30, 1995     31, 1995     31, 1995
                            -----------  -----------  ----------- ------------

NET SALES                   $52,928,682  $55,066,644  $50,091,805  $44,716,053
                            -----------  -----------  -----------  -----------

COST OF SALES                40,017,844   41,983,941   38,192,979   34,407,272
                            -----------  -----------  -----------  -----------

OTHER OPERATING
EXPENSES                      8,737,554    8,244,334    7,841,646    7,578,022
                            -----------  -----------  -----------  -----------

PROVISION FOR
INCOME TAXES                  1,648,131    2,004,226    1,651,272    1,099,662
                            -----------  -----------  -----------  -----------

NET INCOME                  $ 2,525,153  $ 2,834,143  $ 2,405,908  $ 1,631,097
                            ===========  ===========  ===========  ===========

PRIMARY EARNINGS                $.29         $.34         $.30         $.21
PER SHARE                       ====         ====         ====         ====

WEIGHTED AVERAGE
NUMBER OF COMMON AND
COMMON EQUIVALENT
SHARES OUTSTANDING            8,874,371    8,310,144    8,009,707    7,852,309
                            ===========  ===========  ===========  ===========

                                           THREE MONTH PERIOD ENDED
                            --------------------------------------------------

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
                            ===========  ===========  ===========  ===========



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 1996
                      -----------------------------------

16.   SUBSEQUENT EVENTS:

  (a) Conversion of Subordinated Convertible Notes - On April 19, 1996, subsequent to the balance sheet date, $1,491,003 of the notes were converted into 165,667 shares of common stock and $7,508,997 principal amount of subordinated convertible notes remained outstanding.

  (b) Revolving Credit Agreement - On April 8, 1996, subsequent to the balance sheet date, the Company entered into a new amended and restated unsecured revolving line of credit, which currently provides for maximum borrowings of $25,000,000 at the bank's prime rate through April 8, 2000.





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



BY:  /s/ PAUL DURANDO                            BY:  /s/ ARTHUR NADATA
    ---------------------------                      ---------------------------
      Paul Durando                                        Arthur Nadata
    Vice President, Finance                                 President



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

        The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three year period ending February 29, 1996.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

       NAME                AGE              POSITION
       ----                ---              --------

      Irving Lubman           57        Chief Executive Officer and
                                        Chairman of The Board

      Arthur Nadata           50        President, Treasurer and Director

      Richard S. Schuster     47        Vice-President, Secretary and
                                        Director

      Paul Durando            52        Vice President - Finance and Director

      Herbert M. Gardner      56        Director

      Harvey R. Blau          60        Director

      David Siegel            69        Director

        The Company's Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.

             Class I                 Class II               Class III
         (To Serve Until the     (To Serve Until the     (To Serve Until the
          Annual Meeting of      Annual Meeting of       Annual Meeting of
        Stockholders in 1997)    Stockholders in 1998)   Stockholders in 1996)
- -------------------------------  ---------------------   ---------------------
            Paul Durando           Harvey Blau (1)         Irving Lubman
          Herbert Gardner (1)    Richard S. Schuster       Arthur Nadata
           David Siegel (1)

(1) Member of Compensation and Audit Committees

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

         Herbert M. Gardner has been a Director of the Company since May 1984. For more than the past five years, Mr. Gardner has been Senior Vice President of Janney Montgomery Scott Inc., investment bankers and Underwriter of the Company's May 1984 public offering. Mr. Gardner is Chairman of the Board of Supreme Industries Inc. and Comtempri Homes Inc., Inc., a director of Transmedia Network, Inc., TGC Industries Inc., Shelter Components Corp., Hirsch International Corp. and the Western Transmedia Company, Inc.

         Harvey R. Blau has been a director of the Company since May 1984. Mr. Blau has been a practicing attorney in the State of New York since 1961, and is a member of the law firm of Blau, Kramer, Wactlar & Lieberman, P.C., Jericho, New York, counsel to the Company. Mr. Blau is Chairman of the Board of Griffon Corporation and Aeroflex Incorporated and is a Director of Reckson Associates Realty Corp.

         David Siegel has been a Director since September 1991. Mr. Siegel has been the President and a director of Quantech Electronics for the past five years. He is also on the boards of Kent Electronics, New England Micronetics and Surge Components. Mr. Siegel is one of the founders of Great American Electronics, a distribution company, and has been in the distribution business since 1954.

ITEM 11.  EXECUTIVE COMPENSATION:

    The following table sets forth the compensation paid by the Company to its chief Executive Officer and each of the three remaining executive officers for the years ended February 29, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                  Long Term
                      Annual Compensation (1)    Compensation
                -------------------------------  ------------

  Name of                                              Securities
Principal and          Fiscal                          Underlying   All Other(2)
   Position             Year     Salary      Bonus       Options    Compensation
- -------------------------------------------------------------------------------
 Irving Lubman          1996     $226,545    $586,608     50,000        $11,412
 CEO, Chairman          1995      214,022     275,709    148,650         11,673
 of the Board           1994      210,878     316,649       -            10,069

 Arthur Nadata          1996     $226,545    $586,608     50,000        $17,497
 President and          1995      214,022     275,709    148,650          9,464
 Treasurer              1994      210,878     316,649       -            10,069

 Richard Schuster       1996     $226,545    $586,608     50,000        $13,053
 Vice President,        1995      214,022     275,709    148,650         12,249
 Secretary and          1994      210,878     316,649       -            10,069
 President, NIC
 Components Corp.

 Paul Durando           1996     $125,000    $45,198       20,000       $ 1,250
 Vice President,        1995      115,000     10,000       10,000           850
 Finance                1994      105,000     10,000        7,500           850



                     SUMMARY COMPENSATION TABLE - Footnotes


    (1) No Other Annual Compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

    (2) The amounts disclosed in this column include the Company's contributions on behalf of the named executive officer to the Company's 401(K) retirement plan in amounts equal to a maximum of 1% of the executive officer's annual salary.

   Employment Contracts

    The Company has signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a six year period expiring February 28, 2001. The Contracts specify a base salary of $200,000 for each officer, which shall be increased each year by the change in the consumer price index, and also entitles each of the officers to an annual bonus equal to 3.33% (10% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. In the event the employee terminates his employment within six months after a change in control of the Company, he will receive a lump sum payment equal to three quarters of the remaining compensation under his employment agreement. The contracts also provide for certain payments of the executive's salaries, performance bonuses and other benefits in the event of death or disability of the officer for the balance of the period covered by the agreement.

    The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended February 29, 1996.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                      Potential
                                                                   Realizable Value
                             % of                                    at Assumed
                            Total                                   Annual Rates
                           Options     Exercise                    of Stock Price
              Options    Granted to      Price    Expiration      Appreciation for
             Granted(1)  Employees  ($ per share)    Date        Entire Term (2) (3)
- -----------------------------------------------------------------------------------------
                                                                     5%                10%
                                                                  ------------------------
I. Lubman     50,000     17.1%          7.38        5/18/00       $102,000       $225,500
A. Nadata     50,000     17.1%          7.38        5/18/00        102,000        225,500
R. Schuster   50,000     17.1%          7.38        5/18/00        102,000        225,500
P. Durando    10,000      3.4%          7.38        5/18/00         20,400         45,100
P. Durando    10,000      3.4%         14.50        9/22/00         40,000         88,600

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

    (3) Potential Realizable Value is based on the assumed annual growth rates for the five-year option term. Annual growth of 5% results in a stock price of $9.42 per share and 10% results in a price of $11.89, per share for Messrs. Lubman, Nadata, Schuster and Durando on the shares granted at $7.38 and $18.51 and $23.36 respectively, for the options granted to Mr. Durando at $14.50. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock as well as the option holder's continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Appreciation reported is net of exercise price.

    The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 29, 1996 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END
                               OPTIONS/SAR VALUES

                                                                 Value of
                                                 Number of      Unexercised
                                                Unexercised    In-the-Money
                                                Options/SARs   Options/SARs
                      Shares                   at FY End (2)     at FY End
                                               --------------  -------------
                    Acquired on     Value       Exercisable/   Exercisable/
                     Exercise    Realized (1)  Unexercisable   Unexercisable
                    -----------  ------------  --------------  -------------

Irving Lubman                 -         $  -          61,967      $  668,884
                                                     161,488       1,323,157

Arthur Nadata                 -            -          61,967         666,651
                                                     161,488       1,323,157

Richard Schuster              -            -          61,967         666,651
                                                     161,488       1,323,157

Paul Durando                  -            -           6,250          57,681
                                                      31,250         190,131


   1. Market value less exercise price, before payment of applicable federal or state taxes.

   2. The share quantities in this column give effect to 5% stock dividends declared by the Company on September 16, 1992 and March 6, 1993 and a 3 for 2 stock split declared by the Company on September 7, 1993.

    Directors who are not employees of the Company receive a fee of $500 for each Board of Directors or Committee meeting attended. There were two meetings of the Board of Directors during the fiscal year ended February 29, 1996. Each director attended or participated in all of the meetings of the Board of Directors and the committees thereof on which he served.

    For the fiscal year ended February 29, 1996, there was one meeting of the Audit Committee. The Company's Audit Committee is involved in discussions with the Company's independent public accountants with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 1996, the Company had no standing Nominating Committee or any committee performing similar functions.

Compensation Committee Interlocks and Insider Participation

    The Company's Compensation Committee consisted during fiscal 1996 of Messrs. Gardner (Chairman), Blau and Siegel. Mr. Gardner is Senior Vice President of Janney Montgomery Scott, Inc., investment bankers, which acted as placement agent in connection with the Company's $15 million private placement of convertible subordinated notes in August 1994. Mr. Blau is a partner in the law firm of Blau, Kramer, Wactlar & Lieberman, P.C. The Company has utilized, and anticipates that it will continue to utilize, the services of Blau, Kramer, Wactlar & Lieberman, P.C. as its general counsel.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The compensation of the Company's executive officers generally is determined by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a Director who is not an employee of the Company or any of its affiliates. The following report with respect to certain compensation paid or awarded to the Company's executive officers during fiscal 1996 is furnished by the Compensation Committee.

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

    During fiscal 1996, 10,000 options were granted to each outside director under the Company's Outside Director Stock Option Plan. Options to purchase 50,000 shares each were granted to Messrs. Lubman, Nadata and Schuster and options to purchase 20,000 shares were granted to Mr. Durando under the Company's Stock Option Plan. Bonuses were paid to three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and on a discretionary basis to Paul Durando, the Company's Vice President, Finance and Director. This latter bonus was determined to be appropriate by the Compensation Committee in light of Mr. Durando's contributions to the Company's performance, his base salary level and the level of his management responsibilities.

Compensation of Chief Executive Officer

    The Company has entered into an employment agreement with Irving Lubman, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Lubman receives a base salary of $200,000, adjusted for CPI index increases, and an incentive bonus equal to three and thirty-three one-hundreths percent (3.33%) of the Company's consolidated pre-tax earnings.
    In this way, Mr. Lubman's cash compensation is tied directly to the Company's profitability. In fiscal 1996, the Company granted Mr. Lubman options to purchase 50,000 shares of Common Stock at an exercise price of $7.38 per share, which represented the market price of the Common Stock on the date of grant. In this way, Mr. Lubman's interest are directly aligned with the interests of the Company's stockholders.

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

    Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons compiled on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1996, except that Irving Lubman, Chairman of the Board; Arthur Nadata, President, Treasurer and Director; Richard Schuster, Vice President, Secretary and Director and Paul Durando, Vice President, Finance and Director, each failed to timely file one Form 4 relating to the vesting of shares of Common Stock under the Company's Employee Stock Ownership Plan.


                        COMPANY STOCK PERFORMANCE GRAPH

    The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five year period (February 28, 1990 to February 29, 1996) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
   AMONG NU HORIZONS ELECTRONICS CORP., NASDAQ MARKET INDEX AND PEER GROUP **

                         Nu Horizons  NASDAQ
Measurement Period       Electronics  Market
(Fiscal Year Covered)       Corp.      Index   Peer Group
- -----------------------  -----------  -------  ----------

 Measurement Pt.

  FYE 2/28/91              $  100.00  $100.00     $100.00
  FYE 2/29/92              $  199.98  $110.51     $107.49
  FYE 2/28/93              $  412.07  $110.69     $152.18
  FYE 2/28/94              $  903.58  $141.04     $170.43
  FYE 2/28/95              $  763.59  $134.65     $163.44
  FYE 2/29/96              $1,578.09  $185.93     $220.48


    Assumes $100 Invested on February 28, 1990 in Nu Horizons Electronics Common Stock, NASDAQ market Index and Peer Group. Peer group includes All American Semiconductor, Arrow Electronics Inc., Avnet Inc., Bell Industries Inc., Bell Microproducts Inc., Jaco Electronics Inc., Kent Electronics Corp., Marshall Industries, Milgray Electronics Inc., Pioneer Standard Electronics, Premier Industrial Corp., Sterling Electronics Corp., Western Microtechnology and Wyle Laboratories Inc.


    * Total Return Assumes Reinvestment of Dividends
    ** Fiscal Year Ending February 28 and 29

   Key Employees Stock Incentive Plan:

      The Company has a Key Employees Stock Incentive Plan ("Plan"), approved by the stockholders in 1984, as amended in September, 1987 which presently
    covers     712,765 shares of Common Stock.  Options are currently
    outstanding for 332,972 shares and no shares are currently available for grant. The Plan is intended to provide an additional means of inducing executives and other "key salaried employees" of the Company (which is defined under Section 422A of the Internal Revenue Code) to join and remain with the Company by offering them a greater share of the Company's stock and a greater identification with the Company.

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

   1994 Stock Option Plan:

      In September 1994, the Company's stockholders approved the 1994 Stock Option plan (the "Plan"), under which key employees and officers of the company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 600,000 shares of the Company's Common Stock. The plan is administered by the Compensation Committee, consisting of at least three members of the Board of Directors. The committee, subject to provisions in the Plan, will designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant, or 110% of such fair market value for options granted to any employee or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. During fiscal 1996, 290,000 options were granted under the Plan at exercise prices of $7.38 and $14.50. As of May 17, 1996, no options to purchase shares under the 1994 Plan were exercisable and no options to purchase shares granted under the 1994 Plan have been exercised.

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

      The Compensation Committee of the Board of Directors has the responsibility and authority to administer and interpret the provisions of the Director Plan. The Compensation Committee shall appropriately adjust the number of shares for which awards may be granted pursuant to the Director Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering, or any change in capitalization.

   Outside Director Stock Option Plan

      Under the Director Plan, each non-employee Director ("Outside Director") received options to purchase 10,000 shares of Common Stock at a price of $8.25 per share (the price of shares of Common Stock on June 1, 1994) and on the June 1 of each subsequent year each non-employee director has or will be granted options to purchase 10,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "asked" prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the Outside Director upon vesting.

   Summary of Fiscal 1996 Stock Option Grants:

      During fiscal 1996, the Company granted options to purchase 323,000 shares at prices ranging from $7.38 to $14.50 per share. Messrs. Lubman, Nadata and Schuster each received options to purchase 50,000 shares at a price of $7.38 per share. Mr. Durando received options to purchase 20,000 shares at exercise prices ranging from $7.38 to $14.50 per share.

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

      The Trustees are empowered to borrow funds for the purpose of purchasing the Company's securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In May, 1988 the Company, on behalf of the ESOP, entered into a revolving credit agreement with its bank which provides for a $2,000,000 revolving line of credit at a percentage of the bank's prime rate until April 8, 2000. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 29, 1996 the ESOP owned 360,810 shares at an average price of approximately $2.52 per share.

   401(k) Savings Plan

      The Company sponsors a retirement plan intended to be qualified under
    Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($9,240 in calendar 1994). Company contributions are discretionary. For the plan year ended February 28, 1995, the Company has elected to make matching contributions at the rate of $.25 per dollar contributed by each employee up to a maximum of 1% of an employee's salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee's service with Company, matching contributions by the Company are fully vested. As of February 29, 1996 approximately 192 employees had elected to participate in the plan. For the fiscal year ended February 29, 1996, the Company contributed approximately $90,243 to the plan, of which $2,304 was a matching contribution for each of Mr. Lubman, Mr. Nadata and Mr. Schuster and $1,250 for Mr. Durando.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

          The following table sets forth, as of May 17, 1996, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all officers and directors of the Company as a group:

NAME                                      SHARES         PERCENT
- ----------------------------------  -------------------  --------

      Paul Durando                       12,776 (1) (2)       *
      David Siegel                           37,098 (3)       *
      Herbert M. Gardner                     16,862 (4)       *
      Harvey R. Blau                         17,075 (4)       *
      Irving Lubman                      88,461 (5) (6)      1.0%
      Arthur Nadata                     347,115 (5) (6) (7)  4.0%
      Richard S. Schuster               366,033 (5) (6)      4.2%
      All officers and directors
      as a group (7 persons)            885,420             10.3%

NOTES:
- -----

(*)  Less than 1% of the Company's outstanding stock.

(1) Includes options exercisable within 60 days for 9,375 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.

(2) Includes 3,401 shares of fully vested common stock owned through the Employee's Stock Ownership Plan, which include voting power.

(3) Includes options exercisable within 60 days for 16,667 shares of common stock under the Company's Outside Director Stock Option Plan and 20,431 shares held by his wife as to which Mr. Siegel disclaims beneficial ownership.

(4) Includes options exercisable within 60 days for 16,667 shares of common stock under the Company's Outside Director Stock Option Plan.

(5) Includes options exercisable within 60 days for 61,825 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.

(6) Includes 13,592 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These Officers are also Trustees of the Plan.

(7) Includes 45,398 shares held by his children as to which Mr. Nadata disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

       Harvey R. Blau, a Director of the Company, is a member of Blau, Kramer, Wactlar & Lieberman, P.C., general counsel to the Company. For the fiscal year ended February 29, 1996, the Company paid $71,945 in legal fees to Blau, Kramer, Wactlar & Lieberman, P.C.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

     (a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

                                                                      Page
                                                                      ----
               Independent Auditors' Report                           F-1

               Consolidated Balance Sheets as of February 29, 1996
               and February 28, 1995                                  F-2

               Consolidated Statements of Income for the three
               years in the period ended February 29, 1996            F-3

               Consolidated Statements of Changes in Shareholders'
               Equity for the three years in the period ended
               February 29, 1996                                      F-4

               Consolidated Statements of Cash Flows for the three
               years in the period ended February 29, 1996            F-5

               Notes to Consolidated Financial Statements             F-7

     (a)  (3)  See exhibits required - Item (c) below

     (b) No reports were filed by the Company on Form 8-K during the last quarter of the fiscal year.

     (c)       Exhibits

               EXHIBIT
               NUMBER                                DESCRIPTION
               --------------------------------------------------------------
                 3.1 Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended February 29, 1988)

                 3.2  By-laws, as amended (Incorporated by Reference to Exhibit
                      3.2 to the Company's Annual Report on Form 10-K for the year ended February 29, 1988)

                 3.3 Certificate of Amendment to Certificate of Incorporation (Incorporated by Reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 31, 1994)

                 4.1 Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 2-89176).

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (c)      Exhibits (continued):

        EXHIBIT
        NUMBER                              DESCRIPTION
        ----------------------------------------------------------------------

          10.1 The Registrant's Key Employee Incentive Stock Option Plan, as amended (Incorporated by Reference to the Company's Registration statement on form S-8 Registration No. 33-20661).

          10.2 Agreement between the Company and Trustees relating to the Company's Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended February 28, 1987)

          10.3 Employment Agreements, as amended, between the Company and Messrs. Lubman, Nadata and Schuster. (Incorporated by Reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended February 28, 1994).

          10.4 Amended and restated Revolving Credit Agreement with National Westminster Bank USA dated as of April 29, 1994 (Incorporated by Reference to Exhibit 10 to the Company's Report on Form 8-K dated April 29, 1994).

          10.5 Asset Purchase Agreement dated April 29, 1994 between Nu Horizons/Merit Electronics Corp., Merit Electronics, Inc. and Robert G. Pipkin (Incorporated by Reference to Exhibit 2 to the Company's Report on Form 8-K dated April 29, 1994).

          10.6 Note Agreement dated August 15, 1994 between the Company and Massachusetts Mutual Life Insurance Company (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

          10.7 Amendment No. 1 to Amended and Restated Revolving Credit Agreement dated as of August 24, 1994 between the Company and National Westminster Bank USA (Incorporated by Reference to
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

          10.8  1994 Stock Option Plan (Incorporated by Reference to Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

          10.9  Outside Director Stock Option Plan (Incorporated by Reference to
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

          10.10 Agreement dated September 22, 1995 between the Company and Paul Durando (Incorporated by Reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (c)      Exhibits (continued):

        EXHIBIT
        NUMBER                              DESCRIPTION
        ----------------------------------------------------------------------

          10.11 Amendment No. 2 to Amended and Restated Revolving Credit Agreement and Tenth Amendment to Revolving Credit and Term Loan Agreement dated as of November 29, 1995 between the Company and National Westminster Bank, USA (Incorporated by Reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10Q for the quarter ended November 30, 1995).

          10.12 Amendment No. 3 to Amended and Restated Revolving Credit Agreement and Eleventh Amendment to Revolving Credit and Term Loan Agreement dated as of November 30, 1995 between the Company and National Westminster Bank, USA (Incorporated by Reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10Q for the quarter ended November 30, 1995).

          10.13 Amendment No. 4 to Amended and Restated Revolving Credit Agreement and Twelfth Amendment to Revolving Credit and Term Loan Agreement dated as of April 8, 1996 between the Company and NatWest Bank N.A. (formerly known as National Westminster Bank, USA).

          11.      Statement re:  Computation of Per Share Earnings (see Item 8
                   - Notes to Consolidated Financial Statements - Note 2i)

          22.      The following is a list of the Company's subsidiaries:


                                                              State of
                                 Name                       Incorporation
                     --------------------------------     ----------------

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

          23.      Accountant's Consent

          27.      Financial Data Schedule

          99.      Additional Exhibit

      24.  Accountants' Consent
           --------------------



      We consent to the incorporation by reference in Registration Statement numbers 33-11032, 33-20661, 33-88952 and 33-88958 on Form S-8 of our
      opinion dated May 16, 1996 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation's annual report on Form 10-K for the fiscal year ended February 29, 1996.



                               /s/ LAZAR, LEVINE & COMPANY LLP
                               -------------------------------
                                   LAZAR, LEVINE & COMPANY LLP
                                   Certified Public Accountants



          New York, New York
          May 24, 1996

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

SCHEDULE II



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------


                     SCHEDULE II--VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                      Three Years Ended February 29, 1996






                                   Additions
                     Balance at    charged to                     Balance at
                     beginning     costs and                        end of
Description          of period     expenses      Deductions (A)     period
- -----------          ---------   ------------   ---------------  ------------
Valuation account
deducted in the
balance sheet from
the asset to which
it applies:
 Allowance for
 doubtful accounts-
 accounts receivable


  1996               $898,359     $635,000        $ 23,557         $1,509,802
                     ========     ========        ========         ==========

  1995               $500,463     $442,500        $ 44,604         $  898,359
                     ========     ========        ========         ==========

  1994               $356,580     $409,000        $265,117         $  500,463
                     ========     ========        ========         ==========




(A)  Accounts written off.

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

                                                     NU HORIZONS ELECTRONICS
CORP.
                                                          (Registrant)


                                                     By:/s/ ARTHUR NADATA
                                                        ------------------------
                                                        Arthur Nadata,
                                                        President (Principal
                                                        Operating Officer)


                                                     By:/s/ PAUL DURANDO
                                                        ------------------------
                                                        Paul Durando,
                                                        Vice President, Finance
                                                        (Principal Financial and
                                                       Accounting Officer)


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE                         CAPACITY                         DATE
- -------------------------  -----------------------             ------------

By:/s/ IRVING LUBMAN       Chairman of The Board,              May 24, 1996
   ----------------------
       Irving Lubman         Chief Executive Officer


By:/s/ ARTHUR NADATA       President, Treasurer and            May 24, 1996
   ----------------------
       Arthur Nadata         Director


By:/s/ RICHARD SCHUSTER    Vice President, Secretary           May 24,1996
   ----------------------
       Richard Schuster      and Director


By:/s/ PAUL DURANDO        Vice President, Finance             May 24, 1996
   ----------------------
       Paul Durando          and Director


By:/s/ HERBERT M. GARDNER  Director                            May 24, 1996
   ----------------------
       Herbert M. Gardner


By:/s/ HARVEY R. BLAU      Director                            May 24, 1996
   ----------------------
       Harvey R. Blau


By:/s/ DAVID SIEGEL        Director                            May 24, 1996
   ----------------------
       David Siegel

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                 EXHIBIT INDEX

                                       to

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

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

                             ---------------------


                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)



     EXHIBIT
     NUMBER                                   DESCRIPTION
     ----------------------------------------------------------------------

     10.13      Amendment No. 4 to Amended and Restated Revolving
                Credit Agreement and Twelfth Amendment to Revolving Credit and Term Loan Agreement dated as of April 8, 1996 between the Company, its subsidiaries and NatWest Bank, N.A.

     11         Computation of Per Share Earnings

     27         Financial Data Schedule