Form 10-Q
period 1996-05-31
NU HORIZONS ELECTRONICS CORP
filed 1996-07-12
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For Quarter Ended                                   Commission file number
     May 31, 1996                                            1-8798
  ------------------                               ----------------------------

                         Nu Horizons Electronics Corp.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    11-2621097
- ------------------------------------     ---------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

    6000 New Horizons Blvd., Amityville, New York             11701
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
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.   YES  X      NO
                                                         ---       ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Common Stock - Par Value $.0066                   8,727,299
    -------------------------------              -------------------
                Class                             Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----


                                                                        Page(s)

PART I.   Financial Information:

ITEM 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          May 31, 1996 (unaudited) and February 29, 1996                   3.

          Consolidated Condensed Statements of Income (unaudited) -
          Three Months Ended May 31, 1996 and 1995                         4.

          Consolidated Condensed Statements of Cash Flows (unaudited) -
          Three Months Ended May 31, 1996 and 1995                      5. -  6.

          Notes to Interim Consolidated Condensed Financial
          Statements (unaudited)                                        7. -  8.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9. - 11.

PART II.  Other Information                                               12.

SIGNATURES                                                                13.

INDEX TO EXHIBITS

  Exhibit 10.14 - Amendment No. 5 to Amended and Restated Revolving Credit Agreement and Thirteenth Amendment to Revolving Credit and Term Loan Agreement Dated as of June 10, 1996 Between the Company and Fleet Bank, N.A., Formerly Known as NatWest Bank N.A., Formerly Known as National Westminster Bank USA.


  Exhibit 11    - Computation of Earnings per Common Share

  Exhibit 27    - Financial Data Schedule

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------


                                    -ASSETS-
                                    --------
                                                           MAY        FEBRUARY
                                                         31, 1996     29, 1996
                                                       -----------  -----------
                                                       (unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                        $ 1,353,780  $   874,267
 Accounts receivable-net of allowance for doubt-
  ful accounts of $1,583,429 and $1,509,802 for May
   31, 1996 and February 29, 1996, respectively         31,801,196   30,005,182
 Inventories                                            37,178,825   36,808,915
 Prepaid expenses and other current assets                 918,955    1,013,923
                                                       -----------  -----------
TOTAL CURRENT ASSETS                                    71,252,756   68,702,287

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)             3,342,199    3,439,804

OTHER ASSETS
 Cost in excess of net assets acquired-net               2,026,949    2,066,180
 Other assets                                            1,383,991    1,251,315
                                                       -----------  -----------

                                                       $78,005,895  $75,459,586
                                                       ===========  ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                      $ 7,961,847  $ 7,898,757
  Accrued expenses                                        4,085,779    2,254,878
  Current portion of long-term debt                         327,799      373,930
  Income taxes                                              362,054      220,288
  Other current liabilities                                   6,080            -
                                                        -----------  -----------
 TOTAL CURRENT LIABILITIES                               12,743,559   10,747,853
                                                        -----------  -----------

LONG TERM LIABILITIES:
  Deferred income taxes                                     382,071      115,577
  Revolving credit line (Note 3)                         15,000,000   17,300,000
  Long-term debt                                            626,708      678,453
  Subordinated convertible notes (Note 4)                 7,059,000    9,000,000
                                                        -----------  -----------
                                                         23,067,779   27,094,030
                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 1,000,000 shares
   authorized; none issued or outstanding                         -            -
  Common stock, $.0066 par value, 20,000,000 shares
   authorized; 8,727,299 and 8,423,137 shares issued
   and outstanding for May 31, 1996 and
   February 29, 1996, respectively                           62,035       55,593
  Additional paid-in capital (Note 4)                    18,901,989   16,821,502
  Retained earnings                                      23,615,395   21,160,458
                                                        -----------  -----------
                                                         42,579,419   38,037,553
  Less:  loan to ESOP                                       384,862      419,850
                                                        -----------  -----------
                                                         42,194,557   37,617,703
                                                        -----------  -----------

                                                        $78,005,895  $75,459,586
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


                                            FOR THE THREE MONTHS ENDED
                                          -----------------------------
                                          MAY 31, 1996     MAY 31, 1995
                                          -------------    ------------

NET SALES                                   $57,672,540     $44,716,053
                                            -----------     -----------

COSTS AND EXPENSES:

  Cost of sales                              44,746,424      34,407,272
  Operating expenses                          8,373,949       7,126,748
  Interest expense                              433,128         453,384
  Interest income                                     -          (2,110)
                                            -----------     -----------
                                             53,553,501      41,985,294
                                            -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES      4,119,039       2,730,759

  Provision for income taxes                  1,664,102       1,099,662
                                            -----------     -----------

NET INCOME                                  $ 2,454,937     $ 1,631,097
                                            ===========     ===========



NET INCOME PER SHARE (Note 5):

 Primary                                           $.27         $.21
                                                   ====         ====

 Fully diluted                                     $.25         $.18
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


                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                 MAY 31, 1996   MAY 31, 1995
                                                 -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS:

Cash flows from operating activities:
   Cash received from customers                  $ 55,876,526   $ 40,666,743
   Cash paid to suppliers and employees           (51,446,177)   (42,306,713)
   Interest received                                        -          2,110
   Interest paid                                     (433,128)      (453,384)
   Income taxes paid                               (1,170,298)      (139,232)
                                                 ------------   ------------
      Net cash provided by (used in)
       operating activities                         2,826,923     (2,230,476)
                                                 ------------   ------------

Cash flows from investing activities:
   Capital expenditures                               (95,463)      (404,906)
   Purchase of stock for ESOP                               -       (559,800)
                                                 ------------   ------------
      Net cash (used in) investing activities         (95,463)      (964,706)
                                                 ------------   ------------

Cash flows from financing activities:
   Borrowings under revolving credit line          11,000,000     11,350,000
   Repayments under revolving credit line         (13,300,000)    (7,000,000)
   Principal payments of long-term debt               (97,876)       (92,530)
   Proceeds from stock options                        145,929         14,138
                                                 ------------   ------------
      Net cash (used in) provided by
       financing activities                        (2,251,947)     4,271,608
                                                 ------------   ------------

Net increase in cash and cash equivalents             479,513      1,076,426

Cash and cash equivalents, beginning
   of year                                            874,267        498,919
                                                 ------------   ------------

Cash and cash equivalents, end of period         $  1,353,780   $  1,575,345
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


                                            FOR THE THREE MONTHS ENDED
                                           ----------------------------
                                           MAY 31, 1996    MAY 31, 1995
                                           ------------    ------------

RECONCILIATION OF NET INCOME TO NET
 CASH (USED IN) OPERATING ACTIVITIES:


Net income                                  $ 2,454,937   $   1,631,097
                                            -----------   -------------

Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

  Depreciation and amortization                 296,320         273,289
  Contribution to ESOP                           34,988          25,550
  Bad debt provision                                  -         417,500
  Changes in assets and liabilities:
(Increase) in accounts receivable            (1,796,014)     (4,049,310)
(Increase) in inventories                      (369,910)     (2,913,719)
Decrease in prepaid expenses
and other current assets                         94,968         520,255
(Increase) in other assets                     (196,697)        (16,408)

Increase in accounts payable
and accrued expenses                          1,893,991       1,672,480
Increase in income taxes                        141,766         117,052
Increase (decrease) in other current
   liabilities                                    6,080         (37,460)
Increase in deferred taxes                      266,494         129,198
                                            -----------   -------------
Total adjustments                               371,986      (3,861,573)
                                            -----------   -------------

Net cash provided by (used in) operating
 activities                                 $ 2,826,923    ($ 2,230,476)
                                            ===========   =============




       See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1996 and February 29, 1996 and the results of its operations and cash flows for the three month periods ended May 31, 1996 and 1995.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 29, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

     The results of operations for the three month period ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following:

                                                  MAY      FEBRUARY
                                               31, 1996    29, 1996
                                              ----------  ----------

   Land                                      $  266,301   $  266,301
   Building and improvements                   1,752,845   1,747,930
   Furniture, fixtures and office
    equipment                                  2,074,050   2,037,183
   Computer equipment                          2,332,263   2,278,582
   Assets held under capitalized
    leases                                       919,834     919,834
                                              ----------  ----------
                                               7,345,293   7,249,830
   Less:  accumulated depreciation
           and amortization                    4,003,094   3,810,026
                                              ----------  ----------
                                              $3,342,199  $3,439,804
                                              ==========  ==========
3.  BANK LINE OF CREDIT:

  In February, 1988 the Company entered into a revolving credit agreement, as amended, with its bank which provides for a $25,000,000 unsecured revolving line of credit at the bank's prime rate with payments of interest only through April 8, 2000. Direct borrowings under the line of credit were $15,000,000 at May 31, 1996 and $17,300,000 at February 29, 1996.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of May 31, 1996, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding.

5.   NET INCOME PER SHARE:

     Net income per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options.

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                                   May                May
                                31, 1996            31, 1995
                               ----------          ----------

         Primary                9,130,000           7,852,309
         Fully diluted         10,409,109          10,309,609

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

  The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 1996 and February 29, 1996; (ii) Consolidated Condensed Statements of Income for the three month periods ended May 31, 1996 and 1995 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 1996 and 1995.

  Results of Operations:
  ----------------------

  Sales for the three month period ended May 31, 1996 were $57,672,540 as compared to $44,716,053 for the comparable period of the prior year, an increase of approximately 29%. Management attributes the increase in sales to the following sales categories: Approximately $2,006,000 or 16% of the overall increase resulted from incremental sales generated by the West Coast distribution group which consists of the San Jose, Irvine, Los Angeles and San Diego branches. Approximately $934,000 or 7% of the increase was generated by the Nu Visions Manufacturing subsidiary. The balance of the increase, approximately $10,016,000 or 77% resulted from incremental sales generated by the core distribution business through greater market penetration and continuing economic strength in the electronic industry.

  The gross profit margin for the quarter ended May 31, 1996 was 22.4% as compared to 23.1% for the quarter ended May 31, 1995. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace, for both semiconductors and passive components, during the period ended May 31, 1996 and a greater volume of larger orders at lower gross profit margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

  Results of Operations (Continued):
  ----------------------------------

  Operating expenses were approximately $8,374,000 for the three months ended May 31, 1996 as compared to $7,127,000 for the three months ended May 31, 1995, an increase of approximately $1,247,000 or 17%. As a percentage of net sales, operating expenses declined from 15.9 % to 14.5% for the comparable period of the prior year. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $1,481,000 or 119% of the increase was for personnel related costs - new sales people, commissions, salaries, travel and fringe benefits. Various other operating costs increased by approximately $183,500, or 14% of the net increase, primarily to support the increase in sales for the period. The total increase in operating costs of $1,664,500 was offset by a decrease of $417,500, 33% of the net increase, which represented a decrease in accounts receivable reserves, since the current reserve level was considered to be adequate.

  Interest expense decreased from $453,384 for the three months ended May 31, 1995 to $433,128 for the three months ended May 31, 1996 as the interest on higher levels of bank debt was more than offset by the lower amount of outstanding subordinated convertible debt (see Note 4 of the Consolidated Financial Statements). The increase in bank debt was primarily due to an increase in borrowings, resulting from an increase in the Company's accounts receivable and inventory levels, required to support the increased sales volume in the current period.


                                  INTEREST EXPENSE
                             FOR THE THREE MONTHS ENDED
                             --------------------------
                                  MAY           MAY
                                31, 1996      31, 1995
                               ---------     ---------

  Revolving Bank Credit        $ 260,942     $ 144,009
  Sub. Convert. Notes            172,186       309,375
                               ---------     ---------
  Total Interest Expense       $ 433,128     $ 453,384
                               =========     =========

  Net income for the three month period ended May 31, 1996 was $2,454,937 or $.27 per share as compared to $1,631,097 or $.21 per share for the three month period ended May 31, 1995. Management attributes the increased earnings to the increase in sales and gross profit dollars net of higher operating expenses.

  Liquidity and Capital Resources:
  --------------------------------

  At May 31, 1996 the Company's current ratio was 5.6:1 as compared to 6.4:1 at February 29, 1996. Working capital increased from approximately $57,954,000 at February 29, 1996 to approximately $58,509,000 at May 31, 1996 while cash increased from February 29, 1996 to May 31, 1996 by approximately $480,000. The primary reasons for the increase in working capital was an increase in accounts receivable and inventories financed primarily through long term debt during the current period. These increases were required to support increased sales activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

  Liquidity and Capital Resources (Continued):
  --------------------------------------------

  In February 1988, the Company entered into an unsecured revolving line of credit agreement, as amended, which provides for maximum borrowings of $25,000,000 at the bank's prime rate with payments of interest only through April 8, 2000. At May 31, 1996 $15,000,000 was outstanding under this line of credit as compared to $17,300,000 at February 29, 1996.

  In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of May 31, 1996, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding.

  The Company has experienced an overall shortfall in operating cash flow in seven of its last eight fiscal quarters primarily due to the approximately twenty-nine percent increase in sales for this first quarter of fiscal 1997, the fifty-six percent increase in sales for the last fiscal year and the forty-one percent increase in sales in fiscal 1995. As a result of this sales growth the Company has been required to finance increased levels of accounts receivable and inventory which exceed the amounts that can be supported by operating cash flows. The short fall in operating cash flow has been supplemented through the issuance of the subordinated convertible notes and the utilization of the unsecured bank credit line as described above.

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

        None

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports:

        (a)  Exhibits:

             10.14.  Amendment No. 5 to Amended and Restated Revolving
                     Credit Agreement and Thirteenth Amendment to Revolving Credit and Term Loan Agreement Dated as of June 10, 1996 Between the Company and Fleet Bank, N.A., Formerly Known as NatWest Bank N.A., Formerly Known as National Westminster Bank USA.

             11. Statement re: Computation of Per Share Earnings (See Notes to Consolidated Financial Statements - Note 5)

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



                                Nu Horizons Electronics Corp.
                                -----------------------------
                                Registrant



                                /s/ Arthur Nadata
                                ----------------------------------------
Date:   July 12, 1996           Arthur Nadata, President and
                                Chief Executive Officer



                                /s/ Paul Durando
                                ----------------------------------------
Date:   July 12, 1996           Paul Durando, Vice President-Finance
                                and Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                 EXHIBIT INDEX

                                      to

                                   FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED MAY 31, 1996

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------


                         NU HORIZONS ELECTRONICS CORP.

            (Exact Name of Registrant as Specified in Its Charter)



     EXHIBIT
     NUMBER                                   DESCRIPTION
     ----------------------------------------------------------------------

     10.14 Amendment No. 5 to Amended and Restated Revolving Credit Agreement and Thirteenth Amendment to Revolving Credit and Term Loan Agreement dated as of June 10, 1996 between the Company and Fleet Bank, N.A., Formerly Known as NatWest Bank N.A., Formerly Known as National Westminster Bank USA.

     11                Computation of Per Share Earnings

     27                Financial Data Schedule