Form 10-Q
period 1996-08-31
NU HORIZONS ELECTRONICS CORP
filed 1996-10-15
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For Quarter Ended                                  Commission file number
   August 31, 1996                                               1-8798
---------------------                                 -----------------------

                         Nu Horizons Electronics Corp.
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     11-2621097
--------------------------------------     -------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)              Identification No.)

6000 New Horizons Blvd., Amityville, New York               11701
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (516) 226-6000
 ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

  Common Stock - Par Value $.0066                      8,732,299
  -------------------------------                -------------------
              Class                              Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----


                                                                        Page(s)

PART I.   Financial Information:

ITEM 1.   Financial Statements

         Consolidated Condensed Balance Sheets - August 31, 1996
         (unaudited) and February 29, 1996                                 3.

         Consolidated Condensed Statements of Income (unaudited)
       - Six Months and Three Months Ended August 31, 1996
         and 1995                                                          4.

         Consolidated Condensed Statements of Cash Flows (unaudited)
         - Six Months Ended August 31, 1996 and 1995                    5. - 6.

         Notes to Interim Consolidated Condensed Financial
         Statements (unaudited)                                         7. - 8.

ITEM 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9. - 12.

PART II.  Other Information

ITEM 4.   Submission of Matters to a Vote of Security Holders             13.

ITEM 6.   Exhibits and Reports on Form 8-K                                14.


SIGNATURES                                                                15.


INDEX TO EXHIBITS                                                         16.

   Exhibit 10.15 - Employment and Change of Control Agreements dated
                   September 13, 1996, between the Company and Irving Lubman

   Exhibit 10.16 - Employment and Change of Control Agreements dated
                   September 13, 1996, between the Company and Arthur Nadata

   Exhibit 10.17 - Employment and Change of Control Agreements dated
                   September 13, 1996, between the Company and Richard Schuster

   Exhibit 11    - Statement re:  Computation of Per Share Earnings
                   (See Notes to Consolidated Financial Statements - Note 5)

   Exhibit 27    - Financial Data Schedule

                        PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                   -ASSETS-
                                   --------
                                                        AUGUST      FEBRUARY
                                                       31, 1996     29, 1996
                                                      -----------  ----------
                                                      (Unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                       $ 2,561,058  $   874,267
 Accounts receivable-net of allowance for doubtful
  accounts of $1,811,619 and $1,509,802 for August
  31, 1996 and February 29, 1996, respectively         29,170,975   30,005,182
 Inventories                                           39,697,232   36,808,915
 Prepaid expenses and other current assets              2,509,020    1,013,923
                                                      -----------  -----------
TOTAL CURRENT ASSETS                                   73,938,285   68,702,287

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)            3,188,667    3,439,804

OTHER ASSETS
   Cost in excess of net assets acquired-net            1,987,718    2,066,180
   Other assets                                         1,336,798    1,251,315
                                                      -----------  -----------
                                                      $80,451,468  $75,459,586
                                                      ===========  ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------
CURRENT LIABILITIES:

 Accounts payable                                     $ 7,379,722  $ 7,898,757
 Accrued expenses                                       3,887,664    2,254,878
 Current portion of long-term debt                        327,799      373,930
 Income taxes                                             446,420      220,288
 Other current liabilities                                 70,722            -
                                                      -----------  -----------
TOTAL CURRENT LIABILITIES                              12,112,327   10,747,853
                                                      -----------  -----------

LONG TERM LIABILITIES:
 Deferred income taxes                                    205,479      115,577
 Revolving credit line (Note 3)                        16,900,000   17,300,000
 Long-term debt                                           561,298      678,453
 Subordinated convertible notes (Note 4)                7,059,000    9,000,000
                                                      -----------  -----------
                                                       24,725,777   27,094,030
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares
  authorized; none issued or outstanding;                       -            -
 Common stock, $.0066 par value, 20,000,000 shares
  authorized; 8,732,299 and 8,423,137 shares
  issued and outstanding for August 31, 1996
  and February 29, 1996, respectively                      57,633       55,593
 Additional paid-in capital                            18,938,984   16,821,502
 Retained earnings                                     24,966,622   21,160,458
                                                      -----------  -----------
                                                       43,963,239   38,037,553
 Less:  loan to ESOP                                      349,875      419,850
                                                      -----------  -----------
                                                       43,613,364   37,617,703
                                                      -----------   ----------

                                                      $80,451,468  $75,459,586
                                                      ===========  ===========


        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)


                   FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                   ------------------------     --------------------------
                     AUGUST          AUGUST       AUGUST           AUGUST
                    31, 1996        31, 1995     31, 1996         31, 1995
                   ------------    -----------  -----------    ----------

 NET SALES         $108,455,584   $94,807,858   $50,783,044   $50,091,805
                   ------------   -----------   -----------   -----------

COSTS AND EXPENSES:

 Cost of sales       84,158,299    72,600,251    39,411,875    38,192,979
 Operating expenses  17,109,122    14,487,541     8,735,173     7,360,793
 Interest expense       809,292       934,661       376,163       481,277
 Interest income         (8,053)       (2,534)       (8,053)         (424)
                   ------------   -----------   -----------   -----------
                    102,068,660    88,019,919    48,515,158    46,034,625
                   ------------   -----------   -----------   -----------

INCOME BEFORE PRO-
VISION FOR INCOME
TAXES                 6,386,924     6,787,939     2,267,886     4,057,180

 Provision
 for income taxes     2,580,760     2,750,934       916,658     1,651,272
                   ------------   -----------   -----------   -----------

NET INCOME         $  3,806,164   $ 4,037,005   $ 1,351,228   $ 2,405,908
                   =============  ===========   ===========   ===========


NET INCOME
PER SHARE (Note 5):

 Primary                 $.42          $.51         $.15          $.30
                         ====          ====         ====          ====

 Fully diluted           $.38          $.43         $.14          $.25
                         ====          ====         ====          ====



        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                               FOR THE SIX MONTHS ENDED
                                                      ---------------------------------------------
                                                         AUGUST 31, 1996         AUGUST 31, 1995
                                                      ----------------------  -------------------
                                                                       (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
  Cash received from customers                          $ 109,050,291               $ 88,638,864
  Cash paid to suppliers and employees                   (101,974,282)               (89,527,433)
  Interest received                                             8,053                      2,534
  Interest paid                                              (809,292)                  (934,661)
  Income taxes paid                                        (4,067,073)                (1,859,826)
                                                        -------------               ------------
     Net cash provided by (used in)
      operating activities                                  2,207,697                 (3,680,522)
                                                        -------------               ------------
Cash flows from investing activities:
  Capital expenditures                                       (136,142)                  (609,605)
 Purchase of stock for ESOP                                         -                   (559,800)
                                                        -------------               ------------
   Net cash (used in) investing
    activities                                               (136,142)                (1,169,405)
                                                        -------------               ------------
Cash flows from financing activities:
  Borrowings under revolving credit line                   18,600,000                 25,800,000
  Repayments under revolving credit line                  (19,000,000)               (18,950,000)
  Principal payments of long-term debt                       (163,286)                  (169,535)
  Proceeds from exercise of stock options                     178,522                     17,850
                                                        -------------               ------------
     Net cash (used in) provided by
      financing activities                                   (384,764)                 6,698,315
                                                        -------------               ------------

Net increase in cash and cash equivalents                   1,686,791                  1,848,388

Cash and cash equivalents, beginning
  of year                                                     874,267                    498,919
                                                        -------------               ------------

Cash and cash equivalents, end of period                $   2,561,058               $  2,347,307
                                                        =============               ============





        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------


                                                               FOR THE SIX MONTHS ENDED
                                                      ---------------------------------------------
                                                         AUGUST 31, 1996         AUGUST 31, 1995
                                                      ----------------------  -------------------
                                                                       (Unaudited)
RECONCILIATION OF NET INCOME TO NET
   CASH FROM OPERATING ACTIVITIES:

Net income                                            $ 3,806,164                $  4,037,005
                                                      -----------                ------------

Adjustments to reconcile net income to
     net cash provided by (used in)
      operating activities:

     Depreciation and amortization                        593,783                     555,169
     Contribution to ESOP                                  69,975                      69,975
     Bad debt provision                                   239,500                     523,750

     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable        594,707                  (6,168,994)
        (Increase) in inventories                      (2,888,317)                 (6,884,083)
        (Increase) decrease in prepaid expenses
          and other current assets                     (1,495,097)                    378,830
        (Increase) in other assets                       (213,525)                   (209,226)
        Increase in accounts payable and
          accrued expenses                              1,184,473                   3,485,126
        Increase in income taxes                          226,132                     140,711
        Increase in deferred income
          taxes                                            89,902                     391,215
                                                      -----------                ------------
          Total adjustments                           (1,598,467)                ( 7,717,527)
                                                      -----------                ------------
Net cash provided by (used in) operating
activities                                           $  2,207,697                $ (3,680,522)
                                                     ============                ============


        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND  SUBSIDIARIES
               ------------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1996 and February 29, 1996 and the results of its operations for the six and three month periods ended August 31, 1996 and 1995 and cash flows for the six month periods ended August 31, 1996 and 1995.

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

    The results of operations for the six and three month periods ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following:

                                              AUGUST       FEBRUARY
                                             31, 1996      29, 1996
                                            ----------    ----------

        Land                                  $  266,301   $  266,301
        Building and improvements              1,756,762    1,747,930
        Furniture, fixtures and office
         equipment                             2,082,409    2,037,183
        Computer equipment                     2,360,666    2,278,582
        Assets held under capitalized
         leases                                  919,834      919,834
                                              ----------   ----------
                                               7,385,972    7,249,830
        Less:  accumulated depreciation
                and amortization               4,197,305    3,810,026
                                              ----------   ----------
                                              $3,188,667   $3,439,804
                                              ==========   ==========
3.      BANK LINE OF CREDIT:

       In February, 1988 the Company entered into a revolving credit agreement, as amended, with its bank which provides for a $25,000,000 unsecured revolving line of credit at the bank's prime rate with payments of interest only through April 8, 2000. Direct borrowings under the line of credit were $16,900,000 at August 31, 1996 and $17,300,000 at February 29, 1996.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of August 31, 1996, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding.

5.   NET INCOME PER SHARE:

     Net income per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options.

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                      Six Months Ended         Three Months Ended
                          August 31,                August 31,
                      ----------------          ------------------
                      1996        1995          1996          1995
                      ----        ----          ----          ----


      Primary        9,060,321   7,950,562     8,974,574     8,009,707
      Fully diluted 10,428,359  10,323,729    10,428,359    10,339,609

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

        The financial information presented herein includes: (i) Consolidated condensed balance sheets as of August 31, 1996 and February 29, 1996;
        (ii) Consolidated condensed statements of income for the six and three month periods ended August 31, 1996 and 1995 and (iii) Consolidated condensed statements of cash flows for the six month periods ended August 31, 1996 and 1995.

        Results of Operations:
        ----------------------

        Sales for the six month period ended August 31, 1996 were $108,455,584 as compared to $94,807,858 for the comparable period of the prior year, an increase of approximately $13,648,000 or 14%. However, approximately $12,956,000 or 95% of the six month increase relates to the first fiscal quarter of 1997, ended May 31, 1996, as compared to the first fiscal quarter of 1996, ended May 31, 1995. Sales for the three month period ended May 31, 1996 were a record $57,672,540 as compared to $44,716,053 for the comparable period of the prior year, an increase of approximately 29%. Management attributes the increase in sales for that period to the following sales categories: Approximately $2,006,000 or 16% of the overall increase resulted from incremental sales generated by the West Coast distribution group which consists of the San Jose, Irvine, Los Angeles and San Diego branches. Approximately $934,000 or 7% of the increase was generated by the Nu Visions Manufacturing subsidiary. The balance of the increase, approximately $10,016,000 or 77% resulted from incremental sales generated by the core distribution business through greater market penetration and overall strength in the electronic industry at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------


       Results of Operations (Continued):
       ----------------------------------

       Sales for the three month period ended August 31, 1996 were $50,783,044 as compared to $50,091,805 for the comparable period of the prior year, a nominal increase of approximately $691,000. Sales for the three month period ended August 31, 1996 were $6,889,496 less than for the immediately preceding quarter ended May 31, 1996. Management attributes this reduction in sales entirely to the core semiconductor distribution business which experienced excess inventory levels at the semiconductor manufacturing (supplier) level which resulted in reduced unit pricing and lower overall sales volume. Management believes that this situation is temporary and is now in the process of correction; however, no assurance can be given in this regard.

       Gross profit margins for the three and six months ended August 31, 1996 were 22.4% and 22.4% as compared to 23.8% and 23.4% for the comparable periods of the prior year. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace, for both semiconductors and passive components, during the periods ended August 31, 1996 and a greater volume of larger orders at lower gross profit margins.

       Operating expenses have increased from approximately $14,488,000 for the six months ended August 31, 1995 to approximately $17,109,000 for the six months ended August 31, 1996, an increase of 18% or approximately $2,621,000. For the three months ended August 31, 1995 as compared to the three months ended August 31, 1996 operating expenses increased from approximately $7,361,000 to $8,735,000, an increase of 19%, or approximately $1,374,000. The dollar increases in operating expenses were due to increases in the following expense categories: Approximately $2,525,000 or 96% of the increase for the six month period and approximately $994,000 or 72% of the increase for the three month period, were for personnel related costs - commissions, salaries, travel, fringe benefits. These increases were required to produce the increased sales in the first quarter and planned increased sales levels in the second quarter which did not materialize as discussed above. The remaining increases of approximately $96,000 and $380,000 for the six and three month periods respectively are a result of increases in various other operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

        Results of Operations (Continued):
        ----------------------------------

        Interest expense decreased from approximately $935,000 for the six months ended August 31, 1995 to approximately 809,000 for the six months ended August 31, 1996 as the interest on higher levels of bank debt was more than offset by the lower amount of outstanding subordinated convertible debt (see Note 4 of the Consolidated Financial Statements). The increase in bank debt was primarily due to an increase in borrowings, resulting from an increase in the Company's accounts receivable and inventory levels, required to support the increased sales volume in the current six month period.


                                              INTEREST EXPENSE
                                              ----------------

                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                          --------------------------    ------------------------
                            AUGUST           AUGUST       AUGUST        AUGUST
                           31, 1996         31, 1995     31, 1996      31, 1995
                          ---------        ---------     ---------     ---------
Revolving Bank Credit     $ 230,571        $ 171,902    $ 491,514      $ 315,905
Sub. Convert. Notes         145,592          309,375      317,778        618,756
                          ---------        ---------     ---------     ---------
Total Interest Expense    $ 376,163        $ 481,277    $ 809,292      $ 934,661
                          =========        =========    =========      =========


        Net income for the six month period ended August 31, 1996 was $3,806,164 or $.38 per share fully diluted as compared to $4,037,005 or $.43 per share fully diluted for the six month period ended August 31, 1995. Net income for the three month period ended August 31, 1996 was $1,351,228 or $.14 per share fully diluted as compared to $2,405,908 or $.25 per share fully diluted for the corresponding period of the prior year. The decreases in earnings is primarily due to lower gross profit margins and higher expenses net of lower interest expense for the periods.

        Liquidity and Capital Resources:
        --------------------------------

        At August 31, 1996 the Company's current ratio was 6.1:1 as compared to 6.4:1 at the fiscal year ended February 29, 1996. Working capital increased from approximately $57,954,000 as of February 29, 1996 to approximately $61,826,000 at August 31, 1996 while cash increased from February 29, 1996 to August 31, 1996 by approximately $1,687,000. The primary reasons for the increase in both working capital and the current ratio was the increase in cash and an increase in inventories financed primarily through long term debt during the current period. These increases were required to support the increased sales activity over the six month period.

        In February 1988, the Company entered into an unsecured revolving line of credit agreement, as amended, which provides for maximum borrowings of $25,000,000 at the bank's prime rate with payments of interest only through April 8, 2000. At August 31, 1996 $16,900,000 was outstanding under this line of credit as compared to $17,300,000 at February 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

        Liquidity and Capital Resources:
        --------------------------------

        In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. The Company has registered, under the Securities Act of 1933, for the resale by the holders thereof, 117,666 shares of common stock, representing the number of shares of common stock obtainable by such holders upon conversion of 15% of the outstanding principal amount of such notes. As of August 31, 1996, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

        The Company has experienced an overall shortfall in operating cash flow in six of its last eight fiscal quarters primarily due to the approximately fifty-six percent increase in sales for the last fiscal year and the forty-one percent increase in sales in fiscal 1995. As a result of this sales growth the Company has been required to finance increased levels of accounts receivable and inventory which exceed the amounts that can be supported by operating cash flows. The shortfall in operating cash flow has been supplemented through the issuance of the subordinated convertible notes and the utilization of the unsecured bank credit line as described above.

        The Company anticipates that its capital resources provided by its bank line of credit will be sufficient to meet its financing requirements during that period .

        Inflationary Impact:
        --------------------

        Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

        Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company's products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

        There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        (a) The Registrant held its Annual Meeting of Stockholders on September 13, 1996. The following proposals were adopted by the votes indicated.

        (b)(c)(1) Two directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1999, in addition to the five other Directors, Herbert Gardner, Paul Durando, David Siegel, Richard Schuster and Harvey Blau, whose term of office continued after the meeting. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


                  NAME                   VOTES FOR            VOTES WITHHELD
                  ----                   ---------            --------------

                  Irving Lubman          7,110,334            350,631
                  Arthur Nadata          7,110,634            350,331


                                                  VOTED       VOTED
                                                   FOR       AGAINST   ABSTAINED
                                                  -----      -------   ---------
           (2)    Approval to amend the
                  Company's 1994 Stock Option
                  Plan to increase the authorized
                  shares of Common Stock of
                  the Company available thereunder
                  from 600,0000 to 1,100,000       3,270,193   557,470    63,060

           (3)    Approval of the Employment
                  Agreement between the Company
                  and Irving Lubman, the Company's
                  Chairman of the Board and Chief
                  Executive Officer                3,763,182   240,957   139,981

            (4)   Approval of the Employment
                  Agreement between the Company
                  and Arthur Nadata, the Company's
                  President and Treasurer          3,771,107   232,844   140,169

            (5)   Approval of the Employment
                  Agreement between the Company
                  and Richard Schuster, the
                  Company's Vice President and
                  Secretary                        3,785,066   218,530   140,524

                           PART II. OTHER INFORMATION

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports:

        (a)  Exhibits:

             10.15 Employment and Change of Control Agreements dated September 13, 1996, between the Company and Irving Lubman

             10.16 Employment and Change of Control Agreements dated September 13, 1996, between the Company and Arthur Nadata

             10.17 Employment and Change of Control Agreements dated September 13, 1996, between the Company and Richard Schuster

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



                                Nu Horizons Electronics Corp.
                                -----------------------------
                                Registrant



                                /s/ Arthur Nadata
                                ----------------------------------------
Date:  October 14, 1996         Arthur Nadata, President and
                                Chief Executive Officer



                                /s/ Paul Durando
                                ----------------------------------------
Date:  October 14, 1996         Paul Durando, Vice President-Finance
                                and Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                 EXHIBIT INDEX

                                       to

                                   FORM 10-Q

                  FOR THE FISCAL QUARTER ENDED AUGUST 31, 1996

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

                             ---------------------


                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)



     EXHIBIT
     NUMBER                                   DESCRIPTION
     ----------------------------------------------------------------------

     10.15 Employment and Change of Control Agreements Dated September 13, 1996, Between the Company and Irving Lubman

     10.16 Employment and Change of Control Agreements Dated September 13, 1996, Between the Company and Arthur Nadata

     10.17 Employment and Change of Control Agreements Dated September 13, 1996, Between the Company and Richard Schuster

     11                Computation of Per Share Earnings

     27                Financial Data Schedule