Form 10-Q
period 1996-11-30
NU HORIZONS ELECTRONICS CORP
filed 1997-01-13
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For Quarter Ended                              Commission file number
   November 30, 1996                                     1-8798
-------------------------                        -------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                               11-2621097
-----------------------------------   ------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

  6000 New Horizons Blvd., Amityville, New York          11701
--------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

                                (516) 226-6000
--------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

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

                                     INDEX
                                     -----


                                                                         Page(s)

PART I.  Financial Information:

ITEM 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          November 30, 1996 (Unaudited) and February 29, 1996              3.

          Consolidated Condensed Statements of Income (Unaudited) -
          Nine Months and Three Months Ended November 30, 1996
          and 1995                                                         4.

          Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Nine Months Ended November 30, 1996 and 1995                  5. -  6.

          Notes to Interim Consolidated Condensed Financial
          Statements (Unaudited)                                        7. -  8.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9. - 12.

PART II.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K                                13.


SIGNATURES                                                                14.

INDEX TO EXHIBITS

  Exhibit 11    - Computation of Earnings per Common Share

  Exhibit 27    - Financial Data Schedule

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                                    -ASSETS-
                                    --------

                                                          NOVEMBER     FEBRUARY

                                                          30, 1996     29, 1996
                                                         -----------  -----------
                                                         (unaudited)
CURRENT ASSETS:
 Cash                                                    $ 1,330,341  $   874,267
 Accounts receivable-net of allowance for doubtful
   accounts of $1,937,947 and $1,509,802 for November
    30, 1996 and February 29, 1996, respectively          29,263,322   30,005,182
 Inventories                                              37,001,112   36,808,915
 Prepaid expenses and other current assets                 3,216,293    1,013,923
                                                         -----------  -----------
TOTAL CURRENT ASSETS                                      70,811,068   68,702,287

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)               3,292,729    3,439,804

OTHER ASSETS
  Costs in excess of net assets acquired - Net             1,948,487    2,066,180
  Other Assets                                             1,292,280    1,251,315
                                                         -----------  -----------

                                                         $77,344,564  $75,459,586
                                                         ===========  ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                       $ 5,257,778  $ 7,898,757
  Accrued expenses                                         5,579,778    2,254,878
  Current portion of long-term debt                          324,171      373,930
  Income taxes                                                     -      220,288
  Other current liabilities                                   50,327            -
                                                         -----------  -----------
 TOTAL CURRENT LIABILITIES                                11,212,054   10,747,853
                                                         -----------  -----------

LONG-TERM LIABILITIES:
  Deferred income taxes                                      200,288      115,577
  Revolving credit line (Note 3)                          13,000,000   17,300,000
  Long-term debt                                             482,977      678,453
  Subordinated convertible notes (Note 4)                  7,059,000    9,000,000
                                                         -----------  -----------
TOTAL LONG-TERM LIABILITIES                               20,742,265   27,094,030
                                                         -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
  Preferred stock, $1 par value, 1,000,000 shares
   authorized; none issued or outstanding                          -            -
  Common stock, $.0066 par value, 20,000,000 shares
   authorized; 8,732,299 and 8,423,137 shares
   issued and outstanding for November 30, 1996
   and February 29, 1996, respectively                        57,632       55,593
  Additional paid-in capital (Note 4)                     18,938,985   16,821,502
  Retained earnings                                       26,708,516   21,160,458
                                                         -----------  -----------
                                                          45,705,133   38,037,553
  Less:  loan to ESOP                                        314,888      419,850
                                                         -----------  -----------
                                                          45,390,245   37,617,703
                                                         -----------  -----------
                                                         $77,344,564  $75,459,586
                                                         ===========  ===========

       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                 (unaudited)

                                            FOR THE NINE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                           ---------------------------   --------------------------
                                             NOVEMBER       NOVEMBER       NOVEMBER     NOVEMBER
                                             30, 1996       30, 1995       30, 1996     30, 1995
                                           ------------   ------------   -----------  -----------
NET SALES                                  $162,414,223   $149,874,502   $53,958,639  $55,066,644
                                           ------------   ------------   -----------  -----------

COSTS AND EXPENSES:

 Cost of sales                              126,053,270    114,584,192    41,894,971   41,983,941
 Operating expenses                          25,715,806     22,186,588     8,606,684    7,699,044
 Interest expense                             1,341,656      1,479,951       532,285      545,290
 Interest income                                 (8,132)        (2,537)            -            -
                                           ------------   ------------   -----------  -----------

                                            153,102,600    138,248,194    51,033,940   50,228,275
                                           ------------   ------------   -----------  -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                              9,311,623     11,626,308     2,924,699    4,838,369

 Provision for
 income taxes                                 3,763,565      4,755,160     1,182,805    2,004,226
                                           ------------   ------------   -----------  -----------

NET INCOME                                 $  5,548,058   $  6,871,148   $ 1,741,894  $ 2,834,143
                                           ============   ============   ===========  ===========

NET INCOME
PER SHARE (Note 5):

 Primary                                   $        .61   $        .85   $       .20  $       .34
                                           ============   ============   ===========  ===========

 Fully diluted                             $        .54   $        .71   $       .17  $       .29
                                           ============   ============   ===========  ===========



       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                  FOR THE NINE MONTHS ENDED
                                            ------------------------------------
                                            NOVEMBER 30, 1996  NOVEMBER 30, 1995
                                            -----------------  -----------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                   $ 162,717,083     $ 141,605,743
  Cash paid to suppliers and employees           (150,544,749)     (145,064,324)
  Interest received                                     8,132             2,537
  Interest paid                                    (1,341,656)       (1,479,951)
  Income taxes paid                                (5,568,042)       (3,008,216)
                                                -------------     -------------
     Net cash provided by (used-in)
   operating activities                             5,270,768        (7,944,211)
                                                -------------     -------------

Cash flows from investing activities:
  Capital expenditures                               (447,981)         (708,005)
  Purchase of stock for ESOP                                -          (559,800)
                                                -------------     -------------
     Net cash (used in) investing activities         (447,981)       (1,267,805)
                                                -------------     -------------

Cash flows from financing activities:
  Borrowings under revolving credit line           21,150,000        50,200,000
  Repayments under revolving credit line          (25,450,000)      (40,600,000)
  Principal payments of long-term debt               (245,235)         (225,325)
  Proceeds from stock options                         178,522            54,313
  Proceeds from long-term debt                              -           559,800
                                                -------------     -------------
   Net cash (used in) provided by
    financing activities                           (4,366,713)        9,988,788
                                                -------------     -------------

Net increase in cash and cash equivalents             456,074           776,772

Cash and cash equivalents, beginning
  of year                                             874,267           498,919
                                                -------------     -------------

Cash and cash equivalents, end of period        $   1,330,341     $   1,275,691
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

                                                  FOR THE NINE MONTHS ENDED
                                           -------------------------------------
                                           NOVEMBER 30, 1996   NOVEMBER 30, 1995
                                           -----------------   -----------------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                      $ 5,548,058       $  6,871,148
                                                -----------       ------------

Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:

  Depreciation and amortization                     904,813            844,366
  Contribution to ESOP                              104,962            104,962
  Bad debt provision                                439,000            635,000
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivabl       302,860         (8,268,759)
    (Increase) in inventories                      (192,197)       (13,463,183)
    (Increase) decrease in prepaid expenses
     and other current assets                    (2,202,370)           824,752
    (Increase) in other assets                     (233,029)          (226,921)
    Increase in accounts payable and
     accrued expenses                               683,921          3,528,411
    (Decrease) increase in income taxes            (220,288)           708,798
    Increase in current liabilities                  50,327                  -
    Increase in deferred taxes                       84,711            497,215
                                                -----------       ------------
     Total adjustments                             (277,290)       (14,815,359)
                                                -----------       ------------

Net cash provided by (used in)
 operating activities                           $ 5,270,768       $ (7,944,211)
                                                ===========       ============





       See notes to interim consolidated condensed financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1996 and February 29, 1996 and the results of its operations for the nine and three month periods ended November 30, 1996 and 1995 and cash flows for the nine month periods ended November 30, 1996 and 1995.

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

   The results of operations for the nine and three month periods ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment consists of the following:


                                            NOVEMBER    FEBRUARY
                                            30, 1996    29, 1996
                                           ----------  ----------

   Land                                    $  266,301  $  266,301
   Building and improvements                1,738,764   1,747,930
   Furniture, fixtures and
   office equipment                         2,349,865   2,037,183
   Computer equipment                       2,423,047   2,278,582
   Assets held under capitalized leases       919,834     919,834
                                           ----------  ----------
                                            7,697,811   7,249,830
   Less:  accumulated depreciation
       and amortization                     4,405,082   3,810,026
                                           ----------  ----------

                                           $3,292,729  $3,439,804
                                           ==========  ==========

3. BANK LINE OF CREDIT:

    In February, 1988 the Company entered into a revolving credit agreement, as amended, with its bank which provides for a $25,000,000 unsecured revolving line of credit at the bank's prime rate through April 8, 2000. Direct borrowings under the line of credit were $13,000,000 and $17,300,000 at November 30, 1996 and February 29, 1996, respectively.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 30, February 28, May 31 and August 31. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of November 30, 1996, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

5.   NET INCOME PER SHARE:

     Net income per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options.

     The following average shares were used in the computation of primary and fully diluted earnings per share:


                            Nine Months Ended        Three Months Ended
                               November 30,              November 30,
                             1996         1995        1996        1995
                         ------------  ----------  ----------  ----------

        Primary             9,141,531   8,098,973   8,887,610   8,310,144
        Fully diluted      10,843,359  10,410,189  10,843,359  10,416,109

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

        The financial information presented herein includes: (i) Consolidated condensed balance sheets as of November 30, 1996 and February 29, 1996;
        (ii) Consolidated condensed statements of income for the nine and three month periods ended November 30, 1996 and 1995 and (iii) Consolidated condensed statements of cash flows for the nine month periods ended November 30, 1996 and 1995.

        Results of Operations:
        ----------------------

        Sales for the nine month period ended November 30, 1996 were $162,414,223 as compared to $149,874,502 for the comparable period of the prior year, an increase of $12,539,721 or 8.4% However, approximately $12,956,000 or 103% of the nine month increase relates to the first fiscal quarter of 1997, ended May 31, 1996, as compared to the first fiscal quarter of 1996, ended May 31, 1995. Sales for the three month period ended May 31, 1996 were a record $57,672,540 as compared to $44,716,053 for the comparable period of the prior year, an increase of approximately 29%. Management attributes the increase in sales for that period to the following sales categories: Approximately $2,006,000 or 16% of the overall increase resulted from incremental sales generated by the West Coast distribution group which consists of the San Jose, Irvine, Los Angeles and San Diego branches. Approximately $934,000 or 7% of the increase was generated by the Nu Visions Manufacturing subsidiary. The balance of the increase, approximately $10,016,000 or 77% resulted from incremental sales generated by the core distribution business through greater market penetration and overall strength in the electronic industry at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------


        Results of Operations (Continued):
        ----------------------------------

        Sales for the six month period ended November 30, 1996 were $104,741,683 as compared to $105,158,449 for the comparable period of the prior year, a nominal decrease of approximately $417,000. Sales for the three month period ended November 30, 1996 were $53,958,639 as compared to $55,066,644 for the comparable period of the prior year. Management attributes these reductions in sales entirely to the core semiconductor distribution business which experienced excess inventory levels at the semiconductor manufacturing (supplier) level which resulted in reduced unit pricing and lower overall sales volume. Management believes that this situation is temporary and is now in the process of correction; however, no assurance can be given in this regard.

        Gross profit margins for the three and nine months ended November 30, 1996 were 22.4% and 22.4% as compared to 23.8% and 23.5% respectively for the comparable periods of the prior year. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace, for both semiconductors and passive components, during the periods ended November 30, 1996, and a greater volume of larger orders at lower gross profit margins.

        Operating expenses have increased from approximately $22,187,000 for the nine months ended November 30, 1995 to approximately $25,716,000 for the nine months ended November 30, 1996, an increase of 16% or approximately $3,529,000. For the three months ended November 30, 1995 as compared to the three months ended November 30, 1996 operating expenses increased from approximately $7,699,000 to $8,607,000, an increase of 12%, or approximately $908,000. As a percentage of sales, operating expenses for the nine and three month periods increased from 14.8% and 14.0% respectively to 15.8% and 15.9% respectively. The dollar increases in operating expenses were due to increases in the following expense categories: Approximately $3,108,000 or 88% of the increase for the nine month period and approximately $582,000 or 64% of the increase for the three month period, were for personnel related costs - commissions, salaries, travel, fringe benefits. These increases were required to produce the increased sales in the first quarter and planned increased sales levels in the second and third quarters which did not materialize as discussed above. The remaining increases of approximately $421,000 and $326,000 for the nine and three month periods respectively are a result of increases in various other operating expenses.

        Interest expense decreased from $1,479,951 to $1,341,656 when comparing the nine month periods and from $545,290 to $532,285 when comparing the three month periods ended November 30, 1995 and 1996. This decrease was primarily due to the interest on higher levels of bank debt during the nine month period being more than offset by the lower amount of outstanding subordinated convertible debt (see Note 4 of the Consolidated Financial Statements). The increase in bank debt levels during the nine month period was primarily due to an increase in borrowings, resulting from an increase in the Company's accounts receivable and inventory levels, required to support the increased sales volume in the current nine month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

        Results of Operations (Continued):
        ----------------------------------


                                           INTEREST EXPENSE
                                           ----------------


                        FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                        -------------------------   --------------------------
                           NOVEMBER    NOVEMBER        NOVEMBER    NOVEMBER
                           30, 1996    30, 1995        30, 1996    30, 1995
                          ----------  ----------       ---------   ---------

Revolving Bank Credit     $  878,286  $  613,701       $ 386,693   $ 297,790
Sub. Convert. Notes          463,370     866,250         145,592     247,500
                          ----------  ----------       ---------   ---------
Total Interest Expense    $1,341,656  $1,479,951       $ 532,285     545,290
                          ==========  ==========       =========   =========

  Net income for the nine month period ended November 30, 1996 was $5,548,058 or $.54 per share fully diluted as compared to $6,871,148 or $.71 per share fully diluted for the nine month period ended November 30, 1995. Net income for the three month period ended November 30, 1996 was $1,741,894 or $.17 per share fully diluted as compared to $2,834,143 or $.29 per share fully diluted for the corresponding period of the prior year. The decreases in earnings were primarily due to lower gross profit margins and higher operating expenses net of lower interest expense for the periods.

  Liquidity and Capital Resources:
  --------------------------------

  At November 30, 1996 the Company's current ratio was 6.3:1 as compared to 6.4:1 at the fiscal year ended February 29, 1996. Working capital increased from approximately $57,954,000 as of February 29, 1996 to approximately $59,599,000 at November 30, 1996, while cash increased from February 29, 1996 to November 30, 1996 by approximately $456,000. The primary reasons for the increase in working capital was the increase in cash and an increase in inventories financed primarily through long term debt during the current period. These increases were required to support the increased sales activity over the nine month period.

  In February 1988, the Company entered into an unsecured revolving line of credit agreement, as amended, which provides for maximum borrowings of $25,000,000 at the bank's prime rate with payments of interest only through April 8, 2000. At November 30, 1996 $13,000,000 was outstanding under this line of credit as compared to $17,300,000 at February 29, 1996.

  In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. The Company has registered, under the Securities Act of 1933, for the resale by the holders thereof, 117,666 shares of common stock, representing the number of shares of common stock obtainable by such holders upon conversion of $1,059,000 of the outstanding principal amount of such notes. As of November 30, 1996, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

        Liquidity and Capital Resources:
        --------------------------------

        The Company anticipates that its resources provided by its cash flow from operations and its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve month period.

        Inflationary Impact:
        --------------------

        Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

        Other:
        ------

        Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company's products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions in the semiconductor industry and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

        On October 16, 1996, David Siegel resigned as a director of the Company

ITEM 6. Exhibits and Reports:

        (a)  Exhibits:

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



                                Nu Horizons Electronics Corp.
                                -----------------------------
                                Registrant



                                /s/ Arthur Nadata
                                ----------------------------------------
Date:  January 13, 1997         Arthur Nadata, President and
                                Chief Executive Officer



                                /s/ Paul Durando
                                ----------------------------------------
Date:  January 13, 1997         Paul Durando, Vice President-Finance
                                and Chief Financial Officer