Form 10-K
period 1997-02-28
NU HORIZONS ELECTRONICS CORP
filed 1997-05-28
CIK 718074

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ANNUAL REPORT
                                  ON FORM 10K

      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended                                Commission file number
   February 28, 1997                                            1-8798
--------------------------------                      --------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                                   11-2621097
-------------------------------------                   ----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   70 Maxess Road, Melville, New York                                  11747
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)


                                (516) 396-5000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None
----------------------------------------------------------------------------
                               (Title of class)


          Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange on
        Title of each class                             which registered

    Common Stock Par Value $.0066 Per Share      NASDAQ National Market System
--------------------------------------------- ----------------------------------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 19, 1997.

    Common Stock - Par Value $.0066                   8,732,299
    -------------------------------              ------------------
            Class                              Outstanding Shares

        Aggregate Market Value of Non-Affiliate Stock at May 19, 1997 -
        ---------------------------------------------------------------
         approximately $60,602,155
         -------------------------

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

   Item 6.     Selected Financial Data                                      Page        9

   Item 7.     Management's Discussion and Analysis of Financial            Pages 10 - 13
               Condition and Results of Operations

   Item 8.     Financial Statements and Supplementary Data                  Pages F1 - F19

   Item 9.     Changes in and Disagreements with Accountants on             Page       14
               Accounting and Financial Disclosures

PART III:

   Item 10.    Directors and Executive Officers of the Company              Pages 14 - 15

   Item 11.    Executive Compensation                                       Pages 16 - 25

   Item 12.    Security Ownership of Certain Beneficial Owners and          Page       26
               Management

   Item 13.    Certain Relationships and Related Transactions               Page       26

PART IV:

   Item 14.    Exhibits, Financial Statement Schedules, and Reports         Pages 27 - 34
               on Form 8-K

Signatures                                                                   Page      35

Exhibit Index

PART I.

ITEM 1.  BUSINESS:

        GENERAL:

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC") and Nu Horizons/Merit Electronics Corp. ("NUM"), are engaged in the distribution of high technology active and passive electronic components. Nu Horizons International Corp. ("International"), another wholly-owned subsidiary, is an export distributor of electronic components. Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEM's. All references herein to the Company shall, unless the context otherwise requires, be deemed to refer to the Company and its subsidiaries.

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

         Management's policy is to manage, maintain and control all inventories from its principal headquarters and stocking facilities on Long Island, New York and stocking facilities in San Jose, California. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable in order to better serve the specific needs of local markets.

        Semiconductor Products (Active Components):

         The Company is a distributor of a broad range of semiconductor products to commercial and military OEM's principally in the United States. The Company is a franchised distributor of active components for approximately forty product lines, the most significant of which are SGS-Thomson Microelectronics and Toshiba. Other significant franchised product lines include Allegro, Cirrus Logic, Crystal, Elantec, Exar, Exel, Microelectronics, Integrated Circuit Systems, International Rectifier, Maxim Integrated Products, NEC, Silicon Systems, Standard Microsystems Corporation, Supertex, Inc., Watkins Johnson, and Xilinx.

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

        Passive Components and Relationship with Nippon:

         NIC has been the exclusive outlet in North America for Nippon Industries Co. Ltd.'s (Japan) brand of passive components and does not anticipate any change in this relationship. While the Company does not have a written agreement with Nippon in this regard, it believes that a formal written agreement is not material to its ongoing business relationship with Nippon.

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

         Those components are then placed on printed circuit boards by the OEM's themselves or are contracted for placement to outside contract assembly companies (domestically or offshore). The Company believes that the latter outside contract assembly is becoming more prevalent nationally, especially among small to midsize OEM's

         With a view towards maximizing the Company's current customer base as well as offering new customers additional services, the Company decided that contract circuit board assembly was a natural extension to its business, since 80% of the components found on most printed circuit boards can be provided through the Company's active and NIC's passive products.

         In August 1991, the Company formed a new subsidiary, Nu Visions Manufacturing, Inc. (NUV or Nu Visions), a Massachusetts corporation, for the purpose of providing contract through hole and surface mount circuit board assembly services. NUV began doing business in September 1991 and was moved to a new facility in mid-February 1992. In order to expand and enhance this part of the business, the Company has acquired approximately $2,000,000 of automated circuit board assembly equipment.

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

         As of February 28, 1997 the Company had approximately 13,000 customers. All sales are made through customers' purchase orders. Semiconductors are sold primarily via telephone by the Company's in-house staff of approximately 90 salespersons, and by a field sales force of approximately 110 salespersons. The Company maintains branch sales facilities located as follows:

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

         No single customer accounted for more than 2% of the Company's consolidated sales for the year ended February 28, 1997. The Company's sales practice is to require payment within thirty days of delivery.

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

         As of February 28, 1997, there was one manufacturer that represented more than 10% of the Company's inventory, on a consolidated basis. That supplier, SGS-Thomson, accounted for 14% of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced shortages or surplus of certain electronic products.

         For the year ended February 28, 1997, the Company purchased inventory from one supplier, Xilinx, that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $21,385,000 for the fiscal year.

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

        Backlog:

         The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 1997, the Company's backlog was
       approximately     $24,000,000 as compared to a backlog of approximately
       $30,000,000 at May 1, 1996.

        Employees:

         As of February 28, 1997, the Company employed approximately 412 persons: 10 in management, 243 in sales and sales support, 17 in product and purchasing, 14 in accounting and finance, 31 in operations, 67 in manufacturing, and 30 in shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

         In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. In April 1997, the Company moved its executive offices to this facility and is in the process of moving its distribution operation with a completion date of June 1997. The lease term is from December 17, 1996 to December 16, 2008 at an annual base rental of $601,290 and provision for a 4% annual escalation in each of the last ten years of the term.

         The Amityville facility, which served as corporate headquarters until April 1997, was placed for sale. A contract for sale was entered into in March 1997 and closing on the property is expected on or about July 15, 1997. The Company satisfied the mortgage indebtedness on the Amityville property in February 1997. While there can be no assurances that a closing will take place, the Company currently knows of no impediments to a satisfactory conclusion of the sale.

         In October 1991, the Company leased approximately 10,400 square feet of manufacturing and office space in Springfield, Massachusetts for its Nu Visions subsidiary which was subsequently increased to 14,400 square feet in 1996. The lease term is from February 17, 1992 to February 16, 2002 at an annual base rental of $100,850 subject to annual consumer price index increases not to exceed 2% annually. The lease includes buy out provisions at the end of the fifth and sixth years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted during the fourth quarter of the fiscal year ended February 28, 1997 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

       (a) The Company's common stock is traded on the NASDAQ National Market System under the symbol "NUHC". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock, as reported by the NASDAQ National Market System.

                                                         HIGH    LOW
                                                        ------  ------
              FISCAL YEAR 1996:

                First Quarter                           $ 9.38  $ 6.50
                Second Quarter                           11.50    7.13
                Third Quarter                            17.25   10.50
                Fourth Quarter                           18.88   13.00

              FISCAL YEAR 1997:

                First Quarter                            17.25   12.63
                Second Quarter                           14.75    7.25
                Third Quarter                            11.13    7.88
                Fourth Quarter                           10.00    7.88

              FISCAL YEAR 1998:

                First Quarter (Through May 19, 1997)      9.25    6.75

       (b) As of May 19, 1997, the Company's common stock was owned by approximately 4,500 holders of record.

       (c) The Company has never paid a cash dividend on its common stock. In addition, the Company's prior revolving credit line agreement prohibited, without the bank's consent, the payment of cash dividends. The Company's existing revolving credit line agreement only permits dividends of up to 25% of the Company's consolidated net income.

ITEM 6. SELECTED FINANCIAL DATA:


                                     FOR THE       FOR THE       FOR THE       FOR THE       FOR THE
                                   YEAR ENDED      YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                    FEBRUARY       FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY
                                    28, 1997       29, 1996      28, 1995      28, 1994      28, 1993
                                   ---------     -----------   -----------   -----------   ------------
INCOME STATEMENT
 DATA:
  Net sales                       $216,612,707    $202,803,184   $130,251,554   $92,418,038   $60,507,620
  Gross profit
   on sales                         48,488,124      48,201,148     30,913,305    24,950,478    15,390,022
  Gross profit
   percentage                             22.4%           23.8%          23.7%         27.0%         25.4%
  Income before
   provision for
   income taxes                     11,921,256       15,799,592     7,444,147     8,549,534     2,564,335
  Net income                         7,073,560        9,396,301     4,421,823     5,044,225     1,489,658
  Earnings per
   common share:

    Primary                               $.78            $1.14          $.56          $.65          $.20

    Fully diluted                         $.69             $.97          $.52          $.65          $.19


                                      FEBRUARY          FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY
                                      28, 1997          29, 1996      28, 1995      28, 1994      28, 1993
                                   ------------      ------------  ------------   ------------  ------------
BALANCE SHEET
 DATA:
  Working capital                  51,941,472        $57,954,434   $36,328,941   $23,792,512   $17,523,791
  Total assets                     74,783,314         75,459,586    51,972,606    37,448,040    26,083,687
  Long-term debt                   15,523,483         27,094,030    20,580,613     9,339,195     8,079,590
  Shareholders'
   equity                          46,950,735         37,617,703    22,541,916    18,051,985    12,679,681


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

     Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, another subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEM's.

     The financial information presented herein includes: (i) Balance sheets as of February 28, 1997 and February 29, 1996; (ii) Statements of income for the twelve month periods ended February 28, 1997, February 29, 1996 and February 28, 1995 (iii) Statements of cash flows for the twelve month periods ended February 28, 1997, February 29, 1996 and February 28, 1995;
     (iv) Consolidated changes in shareholders' equity for the twelve month periods ended February 28, 1997, February 29, 1996 and February 28, 1995.

   Fiscal Year 1997 versus 1996

   Results of Operations:

     Net sales for the year ended February 28, 1997 aggregated $216,612,707 as compared to $202,803,184 for the year ended February 29, 1996, an increase of 6.8%. Management attributes this moderate increase in sales for the period entirely to the core semiconductor distribution business which experienced excess inventory levels at the semiconductor manufacturing (supplier) level which resulted in reduced unit pricing and lower overall sales volume. Management believes that this situation is temporary and is now in the process of correction; however, no assurance can be given in this regard.

     Gross profit margin as a percentage of net sales was approximately 22.4% for the year ended February 28, 1997 as compared to 23.8% for the year ended February 29, 1996. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace, for both semiconductors and passive components, during the period and a greater volume of larger orders at lower gross profit margins. Although the Company expects that these conditions will not continue, as long as current market trends prevail, no assurances can be given in this regard.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        Fiscal Year 1997 versus 1996 (Continued)
        Results of Operations (continued):

       Operating expenses increased by $4,496,530 to $34,873,910 for the year ended February 28, 1997 from $30,377,380 for the year ended February 29, 1996, an increase of approximately 14.8%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $3,740,000 or approximately 83% of the increases were for personnel related costs - commissions, salaries, travel and fringe benefits. The remaining increase of approximately $756,000 or approximately 17% of the total increment is a result of increases in various other operating expenses. Toward the latter part of fiscal 1996 and early in fiscal 1997, the Company decided to pursue a policy of upgrading and enlarging its sales and sales support staff to support anticipated future growth in the near as well as more distant future. increased sales levels in the second, third and fourth quarters of fiscal 1997 did not meet expectations. The Company continues to believe in this strategy for long term growth and expects market conditions to undergo a correction in the near future although no assurances can be given in this regard.

        Interest expense decreased by $325,625 from $2,026,717 for the year ended February 29, 1996 to $1,701,092 for the year ended February 28, 1997. This decrease was primarily due to the interest on higher average levels of bank debt being more than offset by the lower amount of outstanding subordinated convertible debt (see Note 7 of the Consolidated Financial Statements).


                                       INTEREST COSTS
                                       FOR THE FISCAL
                                        YEARS ENDED
                                   ----------------------
                                    February    February
                                     28, 1997    29, 1996
                                   ----------  ----------
         Revolving Bank Credit     $1,116,340  $  916,226
         Sub. Convert. Notes          584,752   1,110,491
                                   ----------  ----------
         Total Interest Expense    $1,701,092  $2,026,717
                                   ==========  ==========


       Net income for the year ended February 28, 1997 was $7,073,560 or $.69 per share, fully diluted, as compared to $9,396,301 or $.97 per share fully diluted, for the year ended February 29, 1996. The decrease in earnings is primarily due to increased operating expenses and the lack of commensurate increased sales volume.

        Results of Operations:
        Fiscal Year 1996 versus 1995

       Net sales for the year ended February 29, 1996 aggregated $202,803,184 as compared to $130,251,554 for the year ended February 28, 1995, an increase of 56%. Management attributes the increase in sales for the period to the following reasons: Approximately $3,303,000 or 4.6% of the overall increase resulted from incremental sales at the Nu Visions subsidiary. Approximately $12,807,000 or 17.6% of the overall increase resulted from incremental sales relative to the new California segment of the distribution business which the Company owned for ten months during fiscal 1995. The balance of the overall increase, approximately $56,441,000 or 77.8%, resulted from incremental sales generated by the East Coast core distribution business and NIC passive component business as a whole, through greater market penetration and continued economic strength in the electronic component industry.

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

        Liquidity and Capital Resources:

        Fiscal Year 1997 versus 1996

       The Company ended its 1997 fiscal year with working capital and cash aggregating approximately $51,941,000 and $946,000, respectively at February 28, 1997 as compared to approximately $57,954,000 and $874,000 respectively, at February 29, 1996. The Company's current ratio at February 28, 1997 was 5.2:1. The Company believes that its financial position at February 28, 1997 will enable it to take advantage of any new opportunities that may arise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        Fiscal Year 1997 versus 1996 (Continued)

        Liquidity and Capital Resources (continued):

       On April 8, 1996, the Company entered into an amended and restated unsecured revolving line of credit, which currently provides for maximum borrowings of $25,000,000 through April 8, 2000. At February 28, 1997, $8,000,000 was outstanding under this line of credit as compared to $17,300,000 at February 29, 1996. On May 23, 1997, subsequent to the balance sheet date, the Company entered into a new unsecured revolving line of credit with new banks, which currently provides for maximum borrowings of $35,000,000 through May 23, 2001.

       In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. The Company has registered, under the Securities Act of 1933, for the resale by the holders thereof, 117,666 shares of common stock, representing the number of shares of common stock obtainable by such holders upon conversion of $1,059,000 of the outstanding principal amount of such notes. As of February 28, 1997, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.



                         /s/ LAZAR, LEVINE, & COMPANY LLP
                        ----------------------------------
                          LAZAR, LEVINE & COMPANY LLP



New York, New York
May 23, 1997

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

-ASSETS-                                             FEBRUARY     FEBRUARY
                                                     28, 1997      29, 1996

CURRENT ASSETS:
 Cash (including time deposits)                     $   946,084  $   874,267
 Accounts receivable-net of allowance for
  doubtful accounts of $2,192,079 and $1,509,802
  for 1997 and 1996, respectively                    30,636,645   30,005,182
 Inventories                                         29,764,570   36,808,915
 Prepaid expenses and other current assets            2,903,269    1,013,923
                                                    -----------  -----------
TOTAL CURRENT ASSETS                                 64,250,568   68,702,287

PROPERTY, PLANT AND EQUIPMENT - NET
(Notes 3 and 6)                                       7,550,356    3,439,804

OTHER ASSETS
 Costs in excess of net assets acquired-net           1,909,256    2,066,180
 Other assets (Note 4)                                1,073,134    1,251,315
                                                    -----------  -----------

                                                    $74,783,314  $75,459,586
                                                    ===========  ===========

                    -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $ 7,931,500  $ 7,898,757
   Accrued expenses                                4,186,802    2,254,878
   Current portion of long-term debt (Note 6)        190,794      373,930
   Income taxes (Note 9)                                   -      220,288
                                                 -----------  -----------
 TOTAL CURRENT LIABILITIES                        12,309,096   10,747,853
                                                 -----------  -----------

LONG TERM LIABILITIES:
   Deferred income taxes (Note 9)                    222,148      115,577
   Revolving credit line (Notes 5 and 15)          8,000,000   17,300,000
   Long-term debt (Note 6)                           242,335      678,453
   Subordinated convertible notes (Note 7)         7,059,000    9,000,000
                                                 -----------  -----------
TOTAL LONG-TERM LIABILITIES                       15,523,483   27,094,030
                                                 -----------  -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 5, 10, 11 and 12)

SHAREHOLDERS' EQUITY (Note 8):
   Preferred stock, $1 par value, 1,000,000
    shares authorized; none issued or
    outstanding                                            -            -
   Common stock, $.0066 par value, 20,000,000
    shares authorized; 8,732,299 and
    8,423,137 shares issued and outstanding
    for 1997 and 1996, respectively                   57,633       55,593
   Additional paid-in capital                     18,938,984   16,821,502
   Retained earnings                              28,234,018   21,160,458
                                                 -----------  -----------
                                                  47,230,635   38,037,553
   Less:  loan to ESOP (Notes 6 and 10)              279,900      419,850
                                                 -----------  -----------
                                                  46,950,735   37,617,703
                                                 -----------  -----------

                                                 $74,783,314  $75,459,586
                                                 ===========  ===========

                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------


                                       FOR THE YEAR ENDED
                           -----------------------------------------
                              FEBRUARY       FEBRUARY       FEBRUARY
                              28, 1997       29, 1996       28, 1995
                           -------------   ------------  -----------

NET SALES                   $216,612,707   $202,803,184  $130,251,554
                            ------------   ------------  ------------


COSTS AND EXPENSES:

 Cost of sales (Note 12)     168,124,583    154,602,036    99,338,249
 Operating expenses           34,873,910     30,377,380    22,094,158
 Interest expense              1,701,092      2,026,717     1,387,019
 Interest income                  (8,134)        (2,541)      (12,019)
                            ------------   ------------   -----------
                             204,691,451    187,003,592   122,807,407


INCOME BEFORE PROVISION
FOR INCOME TAXES              11,921,256     15,799,592     7,444,147

 Provision for income
 taxes (Note 9 )               4,847,696      6,403,291     3,022,324
                            ------------   ------------   -----------

NET INCOME                  $  7,073,560   $  9,396,301   $ 4,421,823
                            ============   ============   ===========

EARNINGS PER SHARE
(Note 2i):

 Primary                    $        .78   $       1.14   $       .56
                            ============   ============   ===========

 Fully diluted              $        .69   $        .97   $       .52
                            ============   ============   ===========


                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------


                                       ADDITIONAL          TOTAL
                        COMMON          PAID-IN          RETAINED     LOAN TO    SHAREHOLDERS'
                        SHARES     STOCK     CAPITAL     EARNINGS       ESOP         EQUITY
                       ---------  -------  -----------  -----------  ----------  --------------
February 28, 1994      7,713,634  $50,910  $10,699,407  $ 7,342,334  $ (40,666)    $18,051,985

Exercise of stock
  options                 18,417      122       27,320            -          -          27,442
Repayment from ESOP            -        -            -            -     40,666          40,666
Net income                     -        -            -    4,421,823          -       4,421,823
                       ---------  -------  -----------  -----------  ---------     -----------
Balance at
  February 28, 1995    7,732,051   51,032   10,726,727   11,764,157          -      22,541,916

Exercise of stock
  options                 24,420      161       99,175            -          -          99,336
Conversion of
 subordinated
 convertible notes       666,666    4,400    5,995,600            -          -       6,000,000
Loan to ESOP                   -        -            -            -   (559,800)       (559,800)
Repayment from ESOP            -        -            -            -    139,950         139,950
Net income                     -        -            -    9,396,301          -       9,396,301
                       ---------  -------  -----------  -----------  ---------     -----------
Balance at
  February 29, 1996    8,423,137   55,593   16,821,502   21,160,458   (419,850)     37,617,703

Exercise of stock
  options                 93,495      617      177,905            -          -         178,522
Conversion of
 subordinated
 convertible notes       215,667    1,423    1,939,577            -          -       1,941,000
Repayment from ESOP            -        -            -            -    139,950         139,950
Net income                     -        -            -    7,073,560          -       7,073,560
                       ---------  -------  -----------  -----------  ---------     -----------
Balance at
  February 28, 1997    8,732,299  $57,633  $18,938,984  $28,234,018  $(279,900)    $46,950,735
                       =========  =======  ===========  ===========  =========     ===========




                See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                          FOR THE YEAR ENDED
                                          -----------------------------------------
                                            FEBRUARY         FEBRUARY     FEBRUARY
                                             28, 1997        29, 1996     28, 1995
                                          ------------      ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:
Cash flows from operating activities:
  Cash received from customers            $215,279,744   $192,949,945   $125,991,043
    Cash paid to suppliers and employees  (197,159,875)  (196,045,525) (124,980,742)
    Interest received                            8,134          2,541         18,991
    Interest paid                           (1,701,092)   (2,026,717)    (1,387,019)
    Income taxes paid                       (1,677,850)   (6,034,790)    (5,770,418)
                                           ------------  ------------   ------------
      Net cash provided (used) by
       operating activities                 14,749,061   (11,154,546)    (6,128,145)
                                           ------------  ------------   ------------
Cash flows from investing activities:
    Capital expenditures                    (4,936,512)   (1,055,558)      (602,746)
  Purchase of stock for ESOP                         -      (559,800)             -
    Purchase of Merit Electronics -
   net of cash acquired                              -             -      (5,753,022)
                                           ------------  ------------   ------------
    Net cash (used) by investing
     activities                             (4,936,512)   (1,615,358)     (6,355,768)
                                           ------------  ------------   ------------

Cash flows from financing activities:
    Borrowings under revolving
      credit line                           21,150,000    65,000,000      66,090,000
    Repayments under revolving
     credit line                           (30,450,000)  (52,100,000)    (69,790,000)
    Principal payments of long-term
      debt                                    (619,254)     (413,884)       (468,917)
    Proceeds from exercise of employee
      stock options                            178,522        99,336          27,442
    Proceeds from long-term debt                     -       559,800               -
    Proceeds from subordinated debt                  -             -      15,000,000
                                           ------------  ------------   ------------
     Net cash (used in) provided by
       financing activities                 (9,740,732)   13,145,252      10,858,525
                                           ------------  ------------   ------------
Net increase (decrease) in cash and
    cash equivalents                            71,817       375,348      (1,625,388)

Cash and cash equivalents, beginning
    of year                                    874,267       498,919       2,124,307
                                           ------------  ------------   ------------
Cash and cash equivalents, end of year    $    946,084   $   874,267    $    498,919
                                           ============  ============   ============

                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------



                                                              FOR THE YEAR ENDED
                                                  -----------------------------------------
                                                    FEBRUARY      FEBRUARY       FEBRUARY
                                                    28, 1997      29, 1996       28, 1995
                                                  -----------    ----------     -----------

RECONCILIATION OF NET INCOME TO NET
   CASH FROM BY OPERATING ACTIVITIES:

Net income                                         $ 7,073,560   $  9,396,301   $  4,421,823
                                                   -----------   ------------   ------------

Adjustments to reconcile net income to
     net cash provided (used) by
     operating activities:

     Depreciation and amortization                   1,238,967      1,169,816        886,235
    Bad debts                                          701,500        635,000        442,500
     Contribution to ESOP (compensation)               139,950        139,950         40,666
Changes in assets and liabilities:
        (Increase) in accounts receivable           (1,332,963)    (9,853,239)    (4,260,511)
       Decrease (increase) in inventories            7,044,345    (14,553,370)    (3,566,701)
        (Increase) decrease in prepaid
              expenses and other current assets     (1,889,346)       623,688     (1,183,805)
        (Increase) in other assets                     (77,902)       (77,969)    (1,277,857)
        Increase (decrease) in accounts
         payable and accrued expenses                1,964,667      1,666,050       (354,525)
        (Decrease) increase in income taxes           (220,288)       212,545     (1,625,045)
        Increase (decrease) in other
          current liabilities                                -        (43,686)        34,361
        (Decrease) increase in deferred
          taxes                                        106,571       (469,632)       314,714
                                                   -----------   ------------   ------------
              Total adjustments                      7,675,501    (20,550,847)   (10,549,968)
                                                   -----------   ------------   ------------
Net cash provided (used) by operating
   activities                                     $ 14,749,061   $(11,154,546)   $(6,128,145)
                                                  ============   =============   ===========

NON-CASH FINANCING ACTIVITIES:

    During the year ended February 29, 1996 the subordinated debt-holder (see
    Note 7) converted $6,000,000 of debt into 666,666 shares of the Company's common stock.

    During the year ended February 28, 1997, the subordinated debt-holder (see
    Note 7) converted $1,941,000 of debt into 215,667 shares of the Company's common stock.



                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------

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

    c.  Concentration of Credit Risk/Fair Value:

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

      The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items. The carrying amount of long-term debt also approximates fair value since the interest rates on these instruments approximate market interest rates.

  d.  Inventories:

      Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  e.  Depreciation:

      Depreciation is provided using the straight-line method as follows:

        Building and improvements       25 years
        Office equipment                5 years
        Furniture and fixtures          5 years
        Computer equipment              5 years

      Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition, the associated cost and accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations.

  f.  Income Taxes:

      The Company has elected to file a consolidated federal income tax return with its subsidiaries. The Company utilizes Financial Accounting Standards Board Statement No. 109 (SFAS 109) "Accounting for Income Taxes". SFAS 109 requires use of the asset and liability approach of providing for income taxes. Deferred income taxes are provided for on the timing differences for certain items which are treated differently for tax and financial reporting purposes. These items include depreciation of fixed assets, inventory capitalization valuations and the recognition of bad debt expense.

      International has elected under Section 995 of the Internal Revenue Code to be taxed as an "Interest Charge Disc". Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International's untaxed income at February 28, 1997 approximates $2,400,000.

    g.  Goodwill:

      Costs in excess of net assets acquired are being amortized on a straight-line basis over fifteen years. As of February 28, 1997, accumulated amortization of goodwill aggregated $444,618.

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

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  i.  Earnings Per Common Share:

      Primary earnings per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. All shares held by the Employee Stock Ownership Plan (see Note 10) are included in outstanding shares. Fully diluted earnings per common share has been computed assuming conversion of all dilutive stock options and convertible debt.

      The following average shares were used for the computation of primary and fully diluted earnings per share:

                            1997        1996       1995
                         ----------  ----------  ---------

        Primary           9,089,772   8,236,249  7,847,677
        Fully diluted    10,818,859  10,410,699  9,279,297

  j. Reclassifications:

      Certain prior year information has been reclassified to conform to the current year's reporting presentation.

  k. Stock-Based Compensation:

      SFAS No. 123 "Accounting for Stock Based Compensation", effective January 1, 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS No. 123. No compensation expense is recognized pursuant to the Company's stock option plans under SFAS No. 123 which is consistent with prior treatment under APB No. 25.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------

3.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment, which is reflected at cost, consists of the following:

                                       1997        1996
                                    ----------  ----------

  Land                              $  266,301  $  266,301
  Building and improvements          1,747,930   1,747,930
  Furniture, fixtures and office
   equipment                         5,791,946   2,037,183
  Computer equipment                 2,476,185   2,278,582
  Assets held under capitalized
    leases                             919,834     919,834
  Leasehold improvements               984,146           -
                                    ----------  ----------
                                    12,186,342   7,249,830
                                    ==========  ==========


   Less:  accumulated depreciation
            and amortization         4,635,986   3,810,026
                                    ----------   ---------
                                    $7,550,356  $3,439,804
                                    ==========  ==========


    Depreciation expense including depreciation of capitalized leases for the years ended February 28, 1997, February 29, 1996 and February 28, 1995
    aggregated     $825,960, $756,808 and $615,356, respectively.

    The Company has entered into a contract to sell the land and building which served as its corporate headquarters. The sales price aggregates approximately $1,175,000 and the Company expects to close the transaction in July 1997.

 4.    OTHER ASSETS:

    Other assets as of February 28, 1997 and February 29, 1996 consists of the following:

                                                       1997         1996
                                                   ------------  ----------

    Net cash surrender value - life insurance        $  869,473  $  793,537
    Debt issue costs - net (Note 7)                     151,359     407,443
    Other                                                52,302      50,335
                                                     ----------  ----------
                                                     $1,073,134  $1,251,315
                                                     ==========  ==========

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------

5.  REVOLVING CREDIT LINE:

    In February, 1988 the Company entered into an agreement with its bank, which as amended, provided for a $25,000,000 unsecured revolving line of credit at the bank's prime rate (8.25 % at February 28, 1997) with payments of interest only through April 8, 2000. Direct borrowings under lines of credit were $8,000,000 and $17,300,000 at February 28, 1997 and February 29, 1996, respectively. The credit agreement contained various covenants including a restriction on the payment of cash dividends without the bank's consent. As of the end of the fiscal year, the Company met all of the required covenants.

6.  LONG-TERM DEBT:

    Long-term debt consists of the following:
                                                            1997          1996
                                                            ----          ----

  Mortgage payable to bank, due in quarterly
  installments of $26,552 plus interest at
  88% of the bank's prime rate (8.25% at
  February 28, 1997)                                      $    -       $398,276

Term loan payable to bank, due in monthly
 installments of $9,321 plus interest at
 the bank's prime rate to March 31, 2000                     354,182    447,388

Various capitalized equipment leases,
interest rates ranging from 6.78% to 8.38%,
maturing in 1997 and 1998.  Gross lease
obligations aggregate $85,134 and $34,748,
for each of the next two fiscal years,
with interest thereon aggregating $40,935                     78,947    206,719
                                                          ----------   --------
                                                             433,129  1,052,383
Less:  current portion                                       190,794    373,930
                                                          ----------   --------

                                                          $  242,335   $678,453
                                                          ==========   ========

    The mortgage payable was collateralized by land, building, and substantially all furniture and fixtures. The term loan payable is secured by a pledge of the shares of the common stock of the Company purchased with the proceeds of the loans (See Note 10). Other equipment loans are secured by the specific equipment acquired.

  Long-term debt of the Company matures as follows:

        1998    $190,794
        1999     111,852
        2000     111,852
        2001      18,631
                --------
                $433,129
                ========

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------



7.  SUBORDINATED CONVERTIBLE NOTES:

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

    As of February 28, 1997, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding which are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

8.  STOCK OPTIONS:

    Stock options granted to date under the Company's Key Employees Stock Incentive Plan and the 1994 Stock Option Plan generally expire five years after date of grant and become exercisable in four equal annual installments commencing one year from date of grant. Stock options granted under the Company's Outside Director Stock Option Plan expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

    A summary of options granted and related information for the two years ended February 28, 1997 is as follows:

                                                  Weighted Average
                                               Options    Exercise Price
                                             -----------  --------------

   Outstanding, February 28, 1995               717,415           $ 6.46
     Granted                                    323,000             9.33
     Exercised                                  (24,420)            4.07
     Canceled                                   (23,023)            2.86
                                             ----------
   Outstanding, February 29, 1996               992,972             7.54

   Weighted average fair value of options
     granted during the year                                       $4.50
                                                                ========
     Granted                                    471,500             8.56
     Exercised                                  (93,495)            1.91
     Canceled                                   (68,750)           10.36
                                             ----------
   Outstanding, February 28, 1997             1,302,227             8.16
                                             ==========
   Weighted average fair value of options
     granted during the year                                       $4.39
                                                                ========
     Options exercisable:
     February 28, 1995                           13,305           $ 5.96
     February 29, 1996                          159,945             7.35
     February 28, 1997                          381,377             7.86


                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------


8.  STOCK OPTIONS (continued):

    Exercise prices for options outstanding as of February 28, 1997 ranged from $2.11 to $14.83. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at February 28, 1997 are held by 44 individuals.

    The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                           1997        1996
                                        ----------  ----------

   Net earnings:
     As reported                        $7,073,560  $9,396,301
     Pro forma                           7,051,451   7,996,865
   Primary earnings per share:
      As reported                       $      .78  $     1.14
      Pro forma                                .78         .97
   Fully diluted earnings per share:
     As reported                        $      .69  $      .97
     Pro forma                                 .68         .83

    The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996, respectively: expected volatility of 48.3% and 39.8%, respectively; risk free interest rate of 6.5%; and expected lives of 3 to 5 years.

    The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

 9.    INCOME TAXES:

  The provision for income taxes is comprised of the following:

                     FEBRUARY     FEBRUARY    FEBRUARY
                      28, 1997     29, 1996    28, 1995
                    ----------   ----------  ----------
Current:
 Federal            $4,213,767   $5,082,876  $2,436,377
 State and local       900,193    1,107,016     461,816
Deferred:
 Federal              (221,867)     178,923     120,704
  State                (44,397)      34,476       3,427
                    ----------   ----------  ----------

                    $4,847,696   $6,403,291  $3,022,324
                    ==========   ==========  ==========


                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------


9.  INCOME TAXES (continued):

    The components of the net deferred income tax liability, pursuant to SFAS 109, as of February 28, 1997 and February 29, 1996 are as follows:

                                                     1997          1996
                                                     ----          ----

 Deferred Tax Assets:
  Accounts Receivable                            $   679,600     $ 614,188
  Inventory                                          162,400       146,448
                                                 -----------     ---------
  Total Deferred Tax Assets                          842,000       760,636
                                                 -----------     ---------

 Deferred Tax Liabilities:
  Fixed Assets                                      (112,148)       (8,136)
  Income of Interest Charge DISC                    (952,000)     (868,077)
                                                 -----------     ---------
  Total Deferred Tax Liabilities                  (1,064,148)     (876,213)
                                                 -----------     ---------

 Net Deferred Tax Liabilities                    $  (222,148)    $(115,577)
                                                 ===========     =========

The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                   1997     1996   1995
                                                   ----     ----   ----

Statutory rate                                    35.0%    35.0%  34.0%
State and local taxes                              7.0      6.5    6.4
Other                                             (1.3)    (1.0)    .2
                                                   ----    -----   ----

Effective tax rate                                40.7%    40.5%  40.6%
                                                  =====    =====  =====

10.   EMPLOYEE BENEFIT PLANS:

    On January 13, 1987, the Company's Board of Directors approved the termination of the Company's pension plan and approved the adoption of an employee stock ownership plan (ESOP) to replace the terminated pension plan. The ESOP covers all eligible employees and contributions are determined by the Board of Directors. Contributions are in the form of cash which is utilized to acquire the Company's common stock for the benefit of participating employees. Contributions to the Plan for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 aggregated $139,950, $139,950 and $40,666, respectively.

    In May 1988, the Company, on behalf of the ESOP, entered into an additional credit agreement with a bank which provides for a $2,000,000 revolving line of credit at the bank's prime rate until April 8, 2000. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 1997, the ESOP owned 360,810 shares at an average price of approximately $2.52 per share. At February 28, 1997, direct borrowings outstanding under the ESOP line of credit were $354,182.

    In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company's contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 1997 were $111,585, $90,243 and $61,519, respectively.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------


11. COMMITMENTS:

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

    (b) In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. In April 1997, subsequent to the balance sheet date, the Company moved its executive offices to the facility and is in the process of moving its distribution operation with a completion date of June 1997. The lease term is from December 17, 1996 to December 16, 2008 at an annual base rental of $601,290 and provision for a 4% annual escalation in each of the last ten years of the term. The Company also leases certain other office, warehouse and other properties which leases include various escalation clauses, renewal options, etc. Aggregate minimum rental commitments under noncancellable operating leases are as follows:

               Fiscal 1998         $1,354,547
               Fiscal 1999          1,315,188
               Fiscal 2000          1,262,713
               Fiscal 2001          1,171,665
               Fiscal 2002            878,190
               Thereafter           5,691,328

      Rent expense was $712,548, $587,079 and $450,201 for each of the three years in the period ending February 28, 1997.

  (c) The Company has signed a four year consulting agreement with the former owner of Merit Electronics which commenced on April 29, 1994. The agreement provides for the consultant to perform advisory services to Nu Horizons/Merit and to receive consulting fees of approximately $665,000 per annum.

12.   MAJOR SUPPLIERS:

    For the year ended February 28, 1997 the Company purchased inventory from one supplier that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $21,385,000.

    For the year ended February 29, 1996 the Company purchased inventory from two suppliers that were each in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $33,505,000.

    For the year ended February 28, 1995, the Company purchased inventory from one supplier that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $12,400,000.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------


13. BUSINESS SEGMENT INFORMATION:

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

    Summarized financial information by business segment for fiscal 1997 and 1996 is as follows:

                                                        1997          1996
-------------------------------------------------------------------------------
Net sales:

  Electronic Component Distribution                 $206,417,667  $195,929,559
  Industrial Contract Manufacturing                   10,195,040     6,873,625
-------------------------------------------------------------------------------
                                                    $216,612,707  $202,803,184
-------------------------------------------------------------------------------
Operating income (loss):

  Electronic Component Distribution                 $ 13,019,791  $ 18,038,688
  Industrial Contract Manufacturing                      594,423      (214,920)
-------------------------------------------------------------------------------
                                                    $ 13,614,214  $ 17,823,768
-------------------------------------------------------------------------------
Total assets:

  Electronic Component Distribution                 $ 70,577,102  $ 71,653,755
  Industrial Contract Manufacturing                    4,206,212     3,805,831
-------------------------------------------------------------------------------
                                                    $ 74,783,314  $ 75,459,586
-------------------------------------------------------------------------------
Depreciation and amortization:

  Electronic Component Distribution                 $    978,684  $    920,827
  Industrial Contract Manufacturing                      260,283       248,989
-------------------------------------------------------------------------------
                                                    $  1,238,967  $  1,169,816
-------------------------------------------------------------------------------
Capital expenditures (including capital leases):

  Electronic Component Distribution                 $  4,566,196  $    659,163
  Industrial Contract Manufacturing                      370,316       396,395
-------------------------------------------------------------------------------
                                                    $  4,936,512  $  1,055,558
-------------------------------------------------------------------------------

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                           THREE MONTH PERIOD ENDED
                                -----------------------------------------------

                                     FEBRUARY    NOVEMBER     AUGUST      MAY
                                     28, 1997    30, 1996     31, 1996  31, 1996
                                     --------    --------     --------  --------
NET SALES                         $54,198,484  $53,958,639  $50,783,044  $57,672,540
                                  -----------  -----------  -----------  -----------

COST OF SALES                      42,071,313   41,894,971   39,411,875   44,746,424
                                  -----------  -----------  -----------  -----------

OTHER OPERATING
EXPENSES                            9,517,539    9,138,969    9,103,283    8,807,077
                                  -----------  -----------  -----------  -----------

PROVISION FOR
INCOME TAXES                        1,084,131    1,182,805      916,658    1,664,102
                                  -----------  -----------  -----------  -----------

NET INCOME                        $ 1,525,501  $ 1,741,894  $ 1,351,228  $ 2,454,937
                                  ===========  ===========  ===========  ===========

PRIMARY EARNINGS                         $.17         $.20         $.15         $.27
 PER SHARE                               ====         ====         ====         ====

WEIGHTED AVERAGE
NUMBER OF COMMON AND
COMMON EQUIVALENT
SHARES OUTSTANDING                  8,896,514    8,887,610    8,974,574    9,130,000
                                  ===========    =========    =========    =========

                                               THREE MONTH PERIOD ENDED
                                -----------------------------------------------

                                    FEBRUARY    NOVEMBER     AUGUST        MAY
                                    29, 1996    30, 1995    31, 1995     31, 1995
NET SALES                         $52,928,682  $55,066,644  $50,091,805  $44,716,053
                                  -----------  -----------  -----------  -----------

COST OF SALES                      40,017,844   41,983,941   38,192,979   34,407,272
                                  -----------  -----------  -----------  -----------

OTHER OPERATING
EXPENSES                            8,737,554    8,244,334    7,841,646    7,578,022
                                  -----------  -----------  -----------  -----------

PROVISION FOR
INCOME TAXES                        1,648,131    2,004,226    1,651,272    1,099,662
                                  -----------  -----------  -----------  -----------

NET INCOME                        $ 2,525,153  $ 2,834,143  $ 2,405,908  $ 1,631,097
                                  ===========  ===========  ===========  ===========

PRIMARY EARNINGS                         $.29         $.34         $.30         $.21
PER SHARE                                ====         ====         ====         ====

WEIGHTED AVERAGE
NUMBER OF COMMON AND
COMMON EQUIVALENT
SHARES OUTSTANDING                  8,874,371    8,310,144    8,009,707    7,852,309
                                  ===========  ===========  ===========  ===========


                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1997
                      -----------------------------------


15.   SUBSEQUENT EVENTS:

    On May 23, 1997, subsequent to the balance sheet date, the Company entered into a new unsecured revolving line of credit with two banks, which currently provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company, through May 23, 2001.

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



BY: /s/ PAUL DURANDO                             BY: /S/ ARTHUR NADATA
------------------------------                   --------------------------
      Paul Durando                                     Arthur Nadata
  Vice President, Finance and                             President and
      Treasurer                                   Chief Executive Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

        The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three year period ending February 28, 1997.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

       NAME                AGE              POSITION
       ----                ---              --------

      Irving Lubman           58           Chief Operating Officer and
                                           Chairman of The Board

      Arthur Nadata           51           President, Chief Executive Officer
                                           and Director

      Richard S. Schuster     48           Vice-President, Secretary and
                                           Director

      Paul Durando            53           Vice President - Finance, Treasurer
                                           and Director

      Herbert M. Gardner      57           Director

      Harvey R. Blau          61           Director

        The Company's Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.



                Class I                Class II               Class III
         (To Serve Until the     (To Serve Until the     (To Serve Until the
          Annual Meeting of      Annual Meeting of       Annual Meeting of
        Stockholders in 1997)    Stockholders in 1998)   Stockholders in 1996)
        ---------------------    ---------------------   ---------------------
            Paul Durando         Harvey Blau (1)         Irving Lubman
          Herbert Gardner (1)    Richard S. Schuster     Arthur Nadata


(1) Member of Compensation and Audit Committees

        All officers serve at the discretion of the Board. There are no family relationships among the directors and officers.

        Irving Lubman has been Chairman of the Board since October 1982 and Chief Operating Officer since September 1996. Mr. Lubman was Chief Executive Officer from October 1982 to September 1996. Mr. Lubman has been actively involved in electronic components distribution since 1957, when he joined Milgray Electronics Corp., holding the position of sales manager until 1968. From 1968 through October 1982, when he joined the Company, Mr. Lubman was corporate vice president of Diplomat Electronics Corp., also a distributor of electronic components.

        Arthur Nadata has been President and a Director since October 1982 and Chief Executive Officer since September 1996. Mr. Nadata was also the Treasurer of the Company from October 1982 to September 1996. Prior to joining the Company in October 1982, Mr. Nadata worked for eighteen years for Diplomat Electronics Corp. in various operational and sales positions of increasing responsibility, eventually becoming corporate vice president of sales and marketing.

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

         Paul Durando has been Vice President, Finance since joining the Company in March 1991, Treasurer since September 1996 and has been a Director since September 1994. Prior to joining the Company in March 1991, Mr. Durando served for six years as Executive Vice President of Sigma Quality Foods, Inc. From 1977 to 1984, he was Vice President, Operations of the Wechsler Coffee Corp. Mr. Durando was also associated with Deloitte Haskins & Sells for seven years.

         Herbert M. Gardner has been a Director of the Company since May 1984. For more than the past five years, Mr. Gardner has been Senior Vice President of Janney Montgomery Scott Inc., investment bankers and Underwriter of the Company's May 1984 public offering. Mr. Gardner is Chairman of the Board of Supreme Industries Inc. and Comtempri Homes Inc., Inc., a director of Transmedia Network, Inc., TGC Industries Inc., Shelter Components Corp., Hirsch International Corp. and The Western Systems Corp.

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

ITEM 11.  EXECUTIVE COMPENSATION:

    The following table sets forth the compensation paid by the Company to its chief Executive Officer and each of the three remaining executive officers for the years ended February 28, 1997, February 29, 1996 and February 28, 1995.

                           SUMMARY COMPENSATION TABLE

                                                  Long Term
                      Annual Compensation (1)    Compensation
                -------------------------------  ------------



                                                      Securities
Name of Principal and   Fiscal                         Underlying  All Other (2)
     Position           Year     Salary      Bonus      Options    Compensation
---------------------  -------   --------   ---------   --------   ------------

 Irving Lubman          1997     $229,893    $446,843    100,000        $ 9,697
 COO, Chairman          1996      226,545     586,608     50,000         11,412
 of the Board           1995      214,022     275,709    148,650         11,673

 Arthur Nadata          1997     $229,893    $446,843    100,000        $13,597
 President and          1996      226,545     586,608     50,000         17,497
 CEO                    1995      214,022     275,709    148,650          9,464

 Richard Schuster       1997     $229,893    $446,843    100,000        $11,612
 Vice President,        1996      226,545     586,608     50,000         13,053
 Secretary and          1995      214,022     275,709    148,650         12,249
 President, NIC
 Components Corp.

 Paul Durando           1997     $130,000    $33,514      20,000        $ 1,500
 Vice President,        1996      125,000     45,000      20,000          1,250
 Finance and            1995      115,000     10,000      10,000            850
 Treasurer


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

    The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended February 28, 1997.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                     Potential
                                                                  Realizable Value
                          % of                                       at Assumed
                          Total                                      Annual Rates
                          Options     Exercise                       of Stock Price
              Options    Granted to     Price     Expiration       Appreciation for
             Granted(1)  Employees  ($ per share)    Date          Entire Term (2) (3)
             ----------  ---------- ------------- -----------    --------------------
                                                                        5%     10%
                                                                  ---------- --------
I. Lubman    100,000     22.2%          8.13        9/13/01         $225,000 $496,000
A. Nadata    100,000     22.2%          8.13        9/13/01          225,000  496,000
R. Schuster  100,000     22.2%          8.13        9/13/01          225,000  496,000
P. Durando    20,000      4.3%          8.13        9/13/01           45,000   99,200

               OPTIONS/SAR GRANTS IN LAST FISCAL YEAR - Footnotes


    (1) Options were granted for a term of five years, subject to earlier termination on termination of employment. Options become exercisable in four equal annual installments commencing one year from the date of grant.

    (2) These amounts represent assumed rates of appreciation which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.

    (3) Potential Realizable Value is based on the assumed annual growth rates for the five-year option term. Annual growth of 5% results in a stock price of $10.38 per share and 10% results in a price of $13.09, per share for Messrs. Lubman, Nadata, Schuster and Durando on the shares granted at $8.13. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock as well as the option holder's continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Appreciation reported is net of exercise price.

    The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 1997 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END
                               OPTIONS/SAR VALUES


                                                                Value of
                                          Number of            Unexercised
                                         Unexercised          In-the-Money
                                        Options/SARs          Options/SARs
                      Shares            at FY End (2)           at FY End
                                 ---------------------------  -------------
                    Acquired on     Value      Exercisable/   Exercisable/
                     Exercise    Realized (1)  Unexercisable  Unexercisable
                    -----------  ------------  -------------  -------------

Irving Lubman            24,805     $374,062         111,488       $255,614
                                                     187,162        274,702

Arthur Nadata            24,805      371,728         111,488        255,614
                                                     187,162        274,702

Richard Schuster         24,805      371,728         111,488        255,614
                                                     187,162        274,702

Paul Durando              6,250       62,365          16,250         16,225
                                                      35,000         49,688

   1. Market value less exercise price, before payment of applicable federal or state taxes.

   2. The share quantities in this column give effect to 5% stock dividend declared by the Company on March 6, 1993 and a 3 for 2 stock split declared by the Company on September 7, 1993.

    Directors who are not employees of the Company receive a fee of $500 for each Board of Directors or Committee meeting attended. There were three meetings of the Board of Directors during the fiscal year ended February 28, 1997. Each director attended or participated in all of the meetings of the Board of Directors and the committees thereof on which he served.

    For the fiscal year ended February 28, 1997, there was one meeting of the Audit Committee. The Company's Audit Committee is involved in discussions with the Company's independent public accountants with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 1997, the Company had no standing Nominating Committee or any committee performing similar functions.

Compensation Committee Interlocks and Insider Participation

    The Company's Compensation Committee consisted during fiscal 1997 of Messrs. Gardner (Chairman) and Blau. Mr. Gardner is Senior Vice President of Janney Montgomery Scott, Inc., investment bankers, which acted as placement agent in connection with the Company's $15 million private placement of convertible subordinated notes in August 1994. Mr. Blau is a partner in the law firm of Blau, Kramer, Wactlar & Lieberman, P.C. The Company has utilized, and anticipates that it will continue to utilize, the services of Blau, Kramer, Wactlar & Lieberman, P.C. as its general counsel.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The compensation of the Company's executive officers generally is determined by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a Director who is not an employee of the Company or any of its affiliates. The following report with respect to certain compensation paid or awarded to the Company's executive officers during fiscal 1997 is furnished by the Compensation Committee.

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

    During fiscal 1997, 10,000 options were granted to each outside director under the Company's Outside Director Stock Option Plan. Options to purchase 100,000 shares each were granted to Messrs. Lubman, Nadata and Schuster and options to purchase 20,000 shares were granted to Mr. Durando under the Company's Stock Option Plan. Bonuses were paid to three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and on a discretionary basis to Paul Durando, the Company's Vice President, Finance and Director. This latter bonus was determined to be appropriate by the Compensation Committee in light of Mr. Durando's contributions to the Company's performance, his base salary level and the level of his management responsibilities.

Compensation of Chief Executive Officer

    The Company has entered into an employment agreement with Arthur Nadata, the Company's President and Chief Executive Officer, pursuant to which Mr. Nadata receives a base salary of $200,000, adjusted for CPI index increases, and an incentive bonus equal to three and thirty-three one-hundreths percent (3.33%) of the Company's consolidated pre-tax earnings. In this way, Mr. Nadata's cash compensation is tied directly to the Company's profitability. In fiscal 1996, the Company granted Mr. Nadata's options to purchase 100,000 shares of Common Stock at an exercise price of $8.125 per share, which represented the market price of the Common Stock on the date of grant. In this way, Mr. Nadata's interest are directly aligned with the interests of the Company's stockholders.

                                 The Compensation Committee

                                 Herbert Gardner
                                 Harvey Blau


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

    Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1997, except that Irving Lubman, Chairman of the Board; Arthur Nadata, President and Chief Executive Officer and Director; Richard Schuster, Vice President, Secretary and Director and Paul Durando, Vice President Finance, Treasurer and Director, each failed to timely file one Form 4 relating to the vesting of shares of Common Stock under the Company's Employee Stock Ownership Plan.


                        COMPANY STOCK PERFORMANCE GRAPH

    The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five year period (February 28, 1991 to February 28, 1997) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
   AMONG NU HORIZONS ELECTRONICS CORP., NASDAQ MARKET INDEX AND PEER GROUP **

                         Nu Horizons  NASDAQ
Measurement Period       Electronics  Market
(Fiscal Year Covered)       Corp.      Index   Peer Group
-----------------------  -----------  -------  ----------

 Measurement Pt.

  FYE 3/01/92                $100.00  $100.00     $100.00
  FYE 2/28/93                $206.06  $100.16     $138.44
  FYE 2/28/94                $451.84  $127.62     $190.04
  FYE 2/28/95                $381.38  $121.85     $182.63
  FYE 2/29/96                $795.49  $168.25     $245.88
  FYE 2/28/97                $470.93  $201.94     $278.59


    Assumes $100 Invested on March 1, 1992 in Nu Horizons Electronics Common Stock, NASDAQ Market Index and Peer Group. Peer group includes All American Semiconductor, Arrow Electronics Inc., Avnet Inc., Bell Industries Inc., Bell Microproducts Inc., Jaco Electronics Inc., Kent Electronics Corp., Marshall Industries, Pioneer Standard Electronics, Reptron Electronics Inc., Sterling Electronics Corp., Western Microtechnology and Wyle Laboratories Inc.


    * Total Return Assumes Reinvestment of Dividends
    ** Fiscal Year Ending February 28 and 29

   Key Employees Stock Incentive Plan:

      The Company has a Key Employees Stock Incentive Plan ("Plan"), approved by the stockholders in 1984, as amended in September 1987, which presently
    covers     712,765 shares of Common Stock.  Options are currently
    outstanding for 223,227 shares and no shares are currently available for grant. The Plan is intended to provide an additional means of inducing executives and other "key salaried employees" of the Company (which is defined under Section 422A of the Internal Revenue Code) to join and remain with the Company by offering them a greater share of the Company's stock and a greater identification with the Company.

      The Board of Directors or a Committee which may be appointed and maintained by the Board shall have the power to administer the Plan. The Board or Committee has full power and authority: (i) to designate participants; (ii) to designate options or any portion thereof as Incentive Stock Options ("ISO"); (iii) to determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, provisions concerning the time or times when and the extent to which the stock options ("Options") and Stock Appreciation Rights ("SARs") may be exercised and the nature and duration of restrictions as to transferability or constituting substantial risk forfeiture; (iv) to accelerate the right to an optionee to exercise in whole or in part any previously granted ISO including any options modified to qualify as ISO's; and (v) to interpret the provisions and supervise the administration of the Plan. The Board has appointed the Compensation Committee to administer the Plan.

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

   1994 Stock Option Plan:

      In September 1994, the Company's stockholders approved the 1994 Stock Option Plan (the "Plan"), as amended in September 1996, under which key employees and officers of the company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,100,000 shares of the Company's Common Stock. The plan is administered by the Compensation Committee, consisting of at least two members of the Board of Directors.
    The Compensation Committee, subject to provisions in the Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant, or 110% of such fair market value for options granted to any employee or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate
    reorganizations, or similar events.  During fiscal 1997,    441,500 options
    were granted under the Plan at an exercise price of $8.125. Options are currently outstanding for 1,019,000 shares and 81,000 options are currently available for grant. No options to purchase shares granted under the 1994 Plan have been exercised.

      The Compensation Committee of the Board of Directors will have the responsibility and authority to administer and interpret the provisions of the Stock Option Plan. The Compensation Committee shall appropriately adjust the number of shares for which awards may be granted pursuant to the 1994 Stock Option Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering or any change in capitalization. The Board may, from time to time, amend, suspend or terminate any or all of the provisions of the Plan, provided that, without the Participant's approval, no change may be made which would prevent an ISO granted under the Plan from qualifying as an ISO under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or results in a modification of the Incentive Stock Option under Section 425(h) of the Code or otherwise alter or impair any right theretofore granted to any Participant; and further provided that, without the consent and approval of the holders of a majority of the outstanding shares of Common Stock of the Company present at that meeting at which a quorum exists, neither the Board not the Committee may make any amendment which (i) changes the class of persons eligible for options; (ii) increases (except as provided under Section 1.6 of the 1994 Stock Option Plan) the total number of shares or other securities reserved for issuance under the 1994 Stock Option Plan;
    (iii) decreases the minimum option prices stated in Section 2.2 of the 1994 Stock Option (other than to change the manner of determining Fair Market Value to conform to any then applicable provision of the Code or any regulation thereunder); (iv) extends the expiration date of the 1994 Stock Option Plan, or the limit on the maximum term of Options; or (v) withdraws the administration of the 1994 Stock Option Plan from a committee consisting of two or more members, each of whom is a Disinterested Person. With the consent of the Participant affected thereby, the Committee may amend or modify any outstanding Option in any manner not inconsistent with the terms of the 1994 Stock Option Plan.

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

      All directors of the Company who are not employees of the Company, of which there are presently two, are eligible to participate in the Director Plan. None of the non-employee directors are eligible to participate in any of the other compensation plans of the Company.

      The Board of Directors of the Company may amend the Director Plan from time to time in such manner as it may deem advisable. The provisions of the Director Plan relating to (i) which directors shall be granted Options; (ii) the amount of Shares subject to Options granted; (iii) the price at which Shares subject to Options may be purchased; and (iv) the timing of grants of Options shall not be amended more than once every six (6) months, other than to comport with changes in the Code or the Employee Retirement Income Security Act of 1974, as amended. No amendment to the Director Plan shall adversely affect any outstanding Option, however, without the consent of the Optionee that holds such Option.

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

   Summary of Fiscal 1997 Stock Option Grants:

      During fiscal 1997, the Company granted options to purchase 441,500 shares at a price of $8.125 per share. Messrs. Lubman, Nadata and Schuster each received options to purchase 100,000 shares at a price of $8.125 per share. Mr. Durando received options to purchase 20,000 shares at price of to $8.125 per share.

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

      The Trustees are empowered to borrow funds for the purpose of purchasing the Company's securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In May, 1988 the Company, on behalf of the ESOP, entered into a revolving credit agreement with its bank which provides for a $2,000,000 revolving line of credit at a percentage of the bank's prime rate until April 8, 2000. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 1997 the ESOP owned 341,017 shares at an average price of approximately $2.45 per share.

   401(k) Savings Plan

      The Company sponsors a retirement plan intended to be qualified under
    Section 401(k) of the Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($9,500 in calendar 1996). Company contributions are discretionary. Effective with the plan year ended February 28, 1995, the Company has elected to make matching contributions at the rate of $.25 per dollar contributed by each employee up to a maximum of 1% of an employee's salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee's service with Company, matching contributions by the Company are fully vested. As of February 28, 1997 approximately 211 employees had elected to participate in the plan. For the fiscal year ended February 28, 1997, the Company contributed approximately $111,585 to the plan, of which $6,000 was a matching contribution of $1,500 for each of Mr. Lubman, Mr. Nadata, Mr. Schuster and Mr. Durando.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

          The following table sets forth, as of May 19, 1997, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all officers and directors of the Company as a group:

NAME                                      SHARES         PERCENT
----------------------------------  -------------------  --------

      Paul Durando                       19,518 (1) (2)  *
      Herbert M. Gardner                     32,862 (3)  *
      Harvey R. Blau                         27,075 (3)  *
      Irving Lubman                     138,931 (4) (5)      1.3%
      Arthur Nadata                     397,585 (4) (5) (6)  3.7%
      Richard S. Schuster               416,503 (4) (5)      3.8%
      All officers and directors
      as a group (7 persons)                 1,032,474       9.5%

NOTES:
-----

(*)  Less than 1% of the Company's outstanding stock.

(1) Includes options exercisable within 60 days for 15,000 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.

(2) Includes 4,518 shares of fully vested common stock owned through the Employee's Stock Ownership Plan, which include voting power.

(3) Includes options exercisable within 60 days for 26,667 shares of common stock under the Company's Outside Director Stock Option Plan.

(4) Includes options exercisable within 60 days for 111,488 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.

(5) Includes 14,399 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These Officers are also Trustees of the Plan.

(6) Includes 45,398 shares held by his children as to which Mr. Nadata disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

       Harvey R. Blau, a Director of the Company, is a member of Blau, Kramer, Wactlar & Lieberman, P.C., general counsel to the Company. For the fiscal year ended February 28, 1997, the Company paid $67,906 in legal fees to Blau, Kramer, Wactlar & Lieberman, P.C.

       For the fiscal year ended February 28, 1997, the Company received an aggregate $2,889,449 in respect to various electronic components sold to Procomponents, Inc. and PCI Manufacturing, two corporations in which Mitchell Lubman, Mr. Lubman's brother, is an officer and owns greater than ten percent equity interest.

       For the fiscal year ended February 28, 1997, the Company received an aggregate $647,992 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster's brother, is an officer and owns a greater than ten percent equity interest.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

     (a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

                                                                 Page
                                                                 ----

 Independent Auditors' Report                                     F-1

 Consolidated Balance Sheets as of February 28, 1997
 and February 29, 1996                                            F-2

 Consolidated Statements of Income for the three
 years in the period ended February 28, 1997                      F-3

 Consolidated Statements of Changes in Shareholders'
 Equity for the three years in the period ended
 February 28, 1997                                                F-4

 Consolidated Statements of Cash Flows for the three
 years in the period ended February 28, 1997                      F-5

 Notes to Consolidated Financial Statements                       F-7

 Schedule II - Valuation and Qualifying  Accounts and Reserves     33

     (a) (3)  See exhibits required - Item (c) below

     (b) No reports were filed by the Company on Form 8-K during the last quarter of the fiscal year.

     (c)      Exhibits

         EXHIBIT
         NUMBER                                DESCRIPTION
         ---------------------------------------------------------------------

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

          10.13 Amendment No. 4 to Amended and Restated Revolving Credit Agreement and Twelfth Amendment to Revolving Credit and Term Loan Agreement dated as of April 8, 1996 between the Company and NatWest Bank N.A. (formerly known as National Westminster Bank, USA) (Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10K for the fiscal year ended February 29, 1996).

          10.14 Amendment No. 5 to Amended and Restated Revolving Credit Agreement and Thirteenth Amendment to Revolving Credit and Term Loan Agreement dated as of June 10, 1996 between the Company and Fleet Bank, N.A., formerly known as NatWest Bank N.A., formerly known as National Westminster Bank USA. (Incorporated by Reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10Q for the quarter ended May 31,
                   1996).

          10.15 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31,
                   1996).

          10.16 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31,
                   1996).

          10.17 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31,
                   1996).

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (c)      Exhibits (continued):

        EXHIBIT
        NUMBER                              DESCRIPTION
        ----------------------------------------------------------------------

          10.18 Revolving Credit Agreement dated May 23, 1997 between the Company and two banks, Mellon Bank, N.A. and KeyBank National Association.

          11.      Computation of Per Share Earnings

          22.      The following is a list of the Company's subsidiaries:


                                                            State of
                             Name                         Incorporation
                     ------------------------------       -------------

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

          23.      Accountant's Consent

          27.      Financial Data Schedule

          99.      Additional Exhibit

      24.  Accountants' Consent
           --------------------



      We consent to the incorporation by reference in Registration Statement numbers 33-11032, 33-20661, 33-88952 and 33-88958 on Form S-8 of our
      opinion dated May 22, 1997 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation's annual report on Form 10-K for the fiscal year ended February 28, 1997.



                               /s/ LAZAR, LEVINE & COMPANY LLP
                               -------------------------------
                               LAZAR, LEVINE & COMPANY LLP
                               Certified Public Accountants



          New York, New York
          May 22, 1997

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

SCHEDULE II



                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------


                     SCHEDULE II--VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                      Three Years Ended February 28, 1997



                                    Additions
                     Balance at     charged to                    Balance at
                     beginning      costs and                        end of
Description          of period       expenses     Deductions (A)     period
-----------          ----------     ----------    --------------  -----------

Valuation account
deducted in the
balance sheet from
the asset to which
it applies:
 Allowance for
 doubtful accounts-
 accounts receivable

     1997             $1,509,802      $701,500       $19,223       $2,192,079
                      ==========      ========       =======       ==========

     1996             $  898,359      $635,000       $23,557       $1,509,802
                      ==========      ========       =======       ==========

     1995             $  500,463      $442,500       $44,604       $  898,359
                      ==========      ========       =======       ==========


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

                                                 NU HORIZONS ELECTRONICS CORP.
                                                          (Registrant)


                                                 By:/s/ ARTHUR NADATA
                                                    ------------------------
                                                       Arthur Nadata,
                                                       President (Principal
                                                       Operating Officer)


                                                 By:/s/ PAUL DURANDO
                                                    ------------------------
                                                       Paul Durando,
                                                       Vice President, Finance
                                                       (Principal Financial and
                                                       Accounting Officer)


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE                         CAPACITY                          DATE
-------------------------  -----------------------              ------------

By:/s/ IRVING LUBMAN        Chairman of The Board,                May 27, 1997
-------------------------   Chief Operating Officer
Irving Lubman


By:/s/ ARTHUR NADATA        President, Chief Executive            May 27, 1997
-------------------------   Officer and Director
       Arthur Nadata


By:/s/ RICHARD SCHUSTER     Vice President, Secretary             May 27, 1997
-------------------------   and Director
       Richard Schuster


By:/s/ PAUL DURANDO         Vice President, Finance,              May 27, 1997
-------------------------   Treasurer and Director
       Paul Durando


By:/s/ HERBERT M. GARDNER   Director                              May 27, 1997
-------------------------
        Herbert M. Gardner


By:/s/ HARVEY R. BLAU       Director                              May 27, 1997
-------------------------
       Harvey R. Blau

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                 EXHIBIT INDEX

                                       to

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

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

                             ---------------------


                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)



     EXHIBIT
     NUMBER                                   DESCRIPTION
     ----------------------------------------------------------------------

     10.18 Revolving Credit Agreement dated May 23, 1997 between the Company and two banks, Mellon Bank, N.A. and KeyBank National Association

     11                Computation of Per Share Earnings

     27                Financial Data Schedule