Form 10-Q
period 1997-05-31
NU HORIZONS ELECTRONICS CORP
filed 1997-07-14
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended                                  Commission file number
   May 31, 1997                                          1-8798
--------------------------------------------------------------------------

                       Nu Horizons Electronics Corp.
--------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                 Delaware                           11-2621097
---------------------------------------    -------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

       70 Maxess Road, Melville, New York               11747
--------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

                                (516) 396-5000
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.   YES  X      NO
                                                         ---        ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common Stock - Par Value $.0066                   8,739,326
     -------------------------------              -------------------
               Class                               Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----


                                                                        Page(s)

PART I.   Financial Information:

 ITEM 1.  Financial Statements

          Consolidated Condensed Balance Sheets -
          May 31, 1997 (unaudited) and February 28, 1997                   3.

          Consolidated Condensed Statements of Income (unaudited) -
          Three Months Ended May 31, 1997 and 1996                         4.

          Consolidated Condensed Statements of Cash Flows (unaudited) -
          Three Months Ended May 31, 1997 and 1996                      5. -  6.

          Notes to Interim Consolidated Condensed Financial
          Statements (unaudited)                                        7. -  8.

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9. - 11.

PART II.  Other Information                                               12.

 SIGNATURES                                                               13.

 INDEX TO EXHIBITS                                                        14.

    Exhibit 10.19 - Indemnity Agreements Dated May 23, 1997 Between the Company
                    and Messrs. Blau, Durando, Gardner, Lubman, Nadata and Schuster


    Exhibit 11    - Computation of Earnings per Common Share

    Exhibit 27    - Financial Data Schedule

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     ------------------------------------
                                   -ASSETS-
                                   --------

                                                            MAY        FEBRUARY
                                                           31, 1997     28, 1997
                                                        -----------  -----------
                                                                     (unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                         $ 2,050,847  $   946,084
 Accounts receivable-net of allowance for doubt-
   ful accounts of $2,267,424 and $2,192,079 for May
  31, 1997 and February 28, 1997, respectively           30,818,605   30,636,645
 Inventories                                             33,455,503   29,764,570
 Prepaid expenses and other current assets                2,305,399    2,903,269
                                                        -----------  -----------
TOTAL CURRENT ASSETS                                     68,630,354   64,250,568

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)              7,608,985    7,550,356

OTHER ASSETS
 Cost in excess of net assets acquired-net                1,870,025    1,909,256
 Other assets                                             1,033,766    1,073,134
                                                        -----------  -----------

                                                        $79,143,130  $74,783,314
                                                        ===========  ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                      $ 8,664,603  $ 7,931,500
  Accrued expenses                                        3,135,413    4,186,802
  Current portion of long-term debt                         163,357      190,794
  Income taxes                                               21,668            -
                                                        -----------  -----------
 TOTAL CURRENT LIABILITIES                               11,985,041   12,309,096
                                                        -----------  -----------

LONG TERM LIABILITIES:
  Deferred income taxes                                     260,174      222,148
  Revolving credit line (Note 3)                         11,121,599    8,000,000
  Long-term debt                                            214,373      242,335
  Subordinated convertible notes (Note 4)                 7,059,000    7,059,000
                                                        -----------  -----------
                                                         18,655,146   15,523,483
                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 1,000,000 shares
   authorized; none issued or outstanding                         -            -
  Common stock, $.0066 par value, 20,000,000 shares
   authorized; 8,739,326 and 8,732,299 shares issued
   and outstanding for May 31, 1997 and
   February 28, 1997, respectively                           57,679       57,633
  Additional paid-in capital (Note 4)                    18,953,765   18,938,984
  Retained earnings                                      29,736,411   28,234,018
                                                        -----------  -----------
                                                         48,747,855   47,230,635
  Less:  loan to ESOP                                       244,912      279,900
                                                        -----------  -----------
                                                         48,502,943   46,950,735
                                                        -----------  -----------

                                                        $79,143,130  $74,783,314
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


                                           FOR THE THREE MONTHS ENDED
                                           --------------------------
                                           MAY 31, 1997  MAY 31, 1996
                                           ------------  ------------

NET SALES                                   $54,165,706  $57,672,540
                                            -----------  -----------

COSTS AND EXPENSES:

  Cost of sales                              42,223,252   44,746,424
  Operating expenses                          9,097,921    8,373,949
  Interest expense                              326,893      433,128
  Interest income                                     -            -
                                            -----------  -----------
                                             51,648,066   53,553,501
                                            -----------  -----------

INCOME BEFORE PROVISION FOR INCOME TAXES      2,517,640    4,119,039

  Provision for income taxes                  1,015,252    1,664,102
                                            -----------  -----------

NET INCOME                                  $ 1,502,388  $ 2,454,937
                                            ===========  ===========



NET INCOME PER SHARE (Note 5):

  Primary                                          $.17         $.27
                                                   ====         ====

  Fully diluted                                    $.15         $.25
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


                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                 MAY 31, 1997   MAY 31, 1996
                                                 -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS:

Cash flows from operating activities:
   Cash received from customers                  $ 53,878,746   $ 55,876,526
   Cash paid to suppliers and employees           (55,162,917)   (51,446,177)
   Interest received                                        -              -
   Interest paid                                     (326,893)      (433,128)
   Income taxes paid                                 (104,000)    (1,170,298)
                                                 ------------   ------------
      Net cash (used in) provided by
       operating activities                        (1,715,064)     2,826,923
                                                 ------------   ------------

Cash flows from investing activities:
   Capital expenditures                              (261,205)       (95,463)
   Purchase of stock for ESOP                               -              -
                                                 ------------   ------------
      Net cash (used in) investing activities        (261,205)       (95,463)
                                                 ------------   ------------

Cash flows from financing activities:
   Borrowings under revolving credit line           5,621,599     11,000,000
   Repayments under revolving credit line          (2,500,000)   (13,300,000)
   Principal payments of long-term debt               (55,399)       (97,876)
   Proceeds from stock options                         14,832        145,929
                                                 ------------   ------------
      Net cash provided by (used in)
       financing activities                         3,081,032     (2,251,947)
                                                 ------------   ------------

Net increase in cash and cash equivalents           1,104,763        479,513

Cash and cash equivalents, beginning
   of year                                            946,084        874,267
                                                 ------------   ------------

Cash and cash equivalents, end of period         $  2,050,847   $  1,353,780
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


                                             FOR THE THREE MONTHS ENDED
                                            ----------------------------
                                            MAY 31, 1997    MAY 31, 1996
                                            -------------   ------------

RECONCILIATION OF NET INCOME TO NET
   CASH (USED IN) OPERATING ACTIVITIES:

Net income                                  $   1,502,388   $ 2,454,937
                                            -------------   -----------

Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

  Depreciation and amortization                   305,828       296,320
  Contribution to ESOP                             34,988        34,988
  Bad debt provision                              105,000             -
  Changes in assets and liabilities:
(Increase) in accounts receivable                (286,960)   (1,796,014)
(Increase) in inventories                      (3,690,933)     (369,910)
Decrease in prepaid expenses
and other current assets                          597,870        94,968
(Increase) in other assets                        (24,653)     (196,697)
(Decrease) increase in accounts
payable and accrued expenses                     (318,286)    1,893,991
Increase in income taxes                           21,668       141,766
Increase in other current liabilities                   -         6,080
Increase in deferred taxes                         38,026       266,494
                                            -------------   -----------
Total adjustments                              (3,217,452)      371,986
                                            -------------   -----------

Net cash (used in) provided by operating
 activities                                  ($ 1,715,064)  $ 2,826,923
                                            =============   ===========



       See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1997 and February 28, 1997 and the results of its operations and cash flows for the three month periods ended May 31, 1997 and 1996.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 1997, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

     The results of operations for the three month period ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following:

                                               MAY        FEBRUARY
                                             31, 1997     28, 1997
                                            -----------  -----------

  Land                                      $   266,301  $   266,301
  Building and improvements                   1,941,018    1,747,930
  Furniture, fixtures and office
   equipment                                  5,809,893    5,791,946
  Computer equipment                          2,526,355    2,476,185
  Assets held under capitalized
   leases                                       919,834      919,834
  Leasehold improvements                        984,146      984,146
                                            -----------  -----------
                                             12,447,547   12,186,342
  Less:  accumulated depreciation
          and amortization                    4,838,562    4,635,986
                                            -----------  -----------
                                            $ 7,608,985  $ 7,550,356
                                            ===========  ===========
3.  BANK LINE OF CREDIT:

  On May 23, 1997 the Company entered into a new unsecured revolving line of credit with two banks, which currently provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of May 31, 1997, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

5.   NET INCOME PER SHARE:

     Net income per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock equivalents.

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                                May                May
                             31, 1997            31, 1996
                            ----------          ----------


       Primary                8,832,323            9,130,000
       Fully diluted         10,818,859           10,409,109

     All per share amounts have been retroactively restated as a result of stock dividends and a three for two stock split.

     A detailed computation of earnings per common share appears in Exhibit 11 of this Form 10-Q.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings per Share, which changes the method for calculating earnings per share. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share as opposed to "primary" and "fully diluted" earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will differ materially from earnings per share as currently reported.

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

        The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 1997 and February 28, 1997; (ii) Consolidated Condensed Statements of Income for the three month periods ended May 31, 1997 and 1996 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 1997 and 1996.

        Results of Operations:
        ----------------------

        Sales for the three month period ended May 31, 1997 were $54,165,706 as compared to $57,672,540 for the comparable period of the prior year, a decrease of approximately 6%. Management attributes this reduction in sales entirely to the core semiconductor distribution business which experienced excess inventory levels at the semiconductor manufacturing (supplier) level which resulted in reduced unit pricing and lower overall sales volume. Management believes that this situation is temporary and is now in the process of correction; however, no assurance can be given in this regard.

        The gross profit margin for the quarter ended May 31, 1997 was 22.0% as compared to 22.4% for the quarter ended May 31, 1996. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace for semiconductors during the period ended May 31, 1997, as compared to the May 31, 1996 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

        Results of Operations (Continued):
        ----------------------------------

        Operating expenses were approximately $9,098,000 for the three months ended May 31, 1997 as compared to $8,374,000 for the three months ended May 31, 1996, an increase of approximately $724,000 or 8.6%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $370,000 or 51% of the increase was for personnel related costs- new sales people, commissions, salaries, travel and fringe benefits. Early in fiscal 1997, the Company decided to pursue a policy of upgrading and enlarging its sales and sales support staff to support anticipated future growth in the near as well as more distant future. Increased sales levels in fiscal 1997 and first quarter fiscal 1998 have not met expectations. The Company continues to believe in this strategy for long term growth and expects market conditions to undergo a correction in the near future although no assurances can be given in this regard. The remaining increase of approximately $354,000 or approximately 49% of the total increment is a result of increases in various other operating expenses, the bulk of which are related to incremental occupancy costs for the new corporate headquarters facility. The Company relocated to this facility on April 1, 1997.

        Interest expense decreased from $433,128 for the three months ended May 31, 1996 to $326,893 for the three months ended May 31, 1997 as a result of lower levels of bank debt as compared to the prior year quarter. The decrease in bank debt was primarily due to a reduction in the Company's inventory levels, commensurate with a stabilizing of sales volume as mentioned above.


                                                  INTEREST EXPENSE
                                           FOR THE THREE MONTHS ENDED
                                           --------------------------
                                             MAY               MAY
                                           31, 1997          31, 1996
                                           --------          --------

        Revolving Bank Credit              $ 181,301         $260,942
        Sub. Convert. Notes                  145,592          172,186
                                           ---------         --------
        Total Interest Expense             $ 326,893         $433,128
                                           =========         ========

        Net income for the three month period ended May 31, 1997 was $1,502,388 or $.17 per share as compared to $2,454,937 or $.27 per share for the three month period ended May 31, 1996. Management attributes the decrease in earnings to increased operating expenses and coupled with a reduction in sales volume for the May 1997 as compared to the May 1996 period.

        Liquidity and Capital Resources:
        --------------------------------

        At May 31, 1997 the Company's current ratio was 5.7:1 as compared to 5.2:1 at February 28, 1997. Working capital increased from approximately $51,941,000 at February 28, 1997 to approximately $56,645,000 at May 31,
        1997 while cash increased from February 28, 1997 to May 31, 1997 by approximately $1,105,000. The primary reasons for the increase in working capital was an increase in cash and inventories financed primarily through long term debt during the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

        Liquidity and Capital Resources (Continued):
        --------------------------------------------

        On May 23, 1997 the Company entered into a new unsecured revolving line of credit with two banks, which currently provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or
        (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001.

        In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. The Company has registered, under the Securities Act of 1933, for the resale by the holders thereof, 117,666 shares of common stock, representing the number of shares of common stock obtainable by such holders upon conversion of $1,059,000 of the outstanding principal amount of such notes. As of May 31, 1997, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

        The Company anticipates that its resources provided by its cash flow from operations and its bank lines of credit will be sufficient to meet its financing requirements for at least the next twelve month period.

        Inflationary Impact:
        --------------------

        Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

        Other:
        ------

        Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company's products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions in the semiconductor industry and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

        There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports:

        (a)  Exhibits:

             10.19. Indemnity Agreements Dated May 23, 1997 Between the Company and Messrs. Blau, Durando, Gardner, Lubman, Nadata and Schuster.

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



                                Nu Horizons Electronics Corp.
                                -----------------------------
                                Registrant



                                /s/ Arthur Nadata
                                ----------------------------------------
Date:   July 11, 1997           Arthur Nadata, President and
                                Chief Executive Officer



                                /s/ Paul Durando
                                ----------------------------------------
Date:   July 11, 1997           Paul Durando, Vice President-Finance
                                and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                 EXHIBIT INDEX

                                       to

                                   FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED MAY 31, 1997

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

                             ---------------------


                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)



         EXHIBIT
         NUMBER                                   DESCRIPTION
         ----------------------------------------------------------------------

          10.19. Indemnity Agreements Dated May 23, 1997 Between the Company and Messrs. Blau, Durando, Gardner, Lubman, Nadata and Schuster.

          11                Computation of Per Share Earnings

          27                Financial Data Schedule