Form 10-Q
period 1997-08-31
NU HORIZONS ELECTRONICS CORP
filed 1997-10-14
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                                       Commission file number
August 31, 1997                                                 1-8798
------------------                                     ----------------------

                         Nu Horizons Electronics Corp.
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                                  11-2621097
        -------------------------------                  -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

70 Maxess Road, Melville, New York                                 11747
---------------------------------------------                    ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Common Stock - Par Value $.0066                   8,746,826
    -------------------------------              -------------------
               Class                             Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----

                                                                                  Page(s)
PART I.   Financial Information:

ITEM 1.   Financial Statements

         Consolidated Condensed Balance Sheets - August 31, 1997
         (unaudited) and February 28, 1997                                              3.

         Consolidated Condensed Statements of Income (unaudited)
       - Six Months and Three Months Ended August 31, 1997
         and 1996                                                                       4.

         Consolidated Condensed Statements of Cash Flows (unaudited)
         - Six Months Ended August 31, 1997 and 1996                                    5. - 6.

         Notes to Interim Consolidated Condensed Financial
         Statements (unaudited)                                                         7. - 8.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                           9. - 12.

PART II.  Other Information

ITEM 4.   Submission of Matters to a Vote of Security Holders                           13.

ITEM 6.   Exhibits and Reports on Form 8-K                                              13.

SIGNATURES                                                                              14.

INDEX TO EXHIBITS                                                                       15.

   Exhibit 11    - Schedule re:  Computation of Per Share Earnings
                   (See Notes to Consolidated Financial Statements - Note 5)

   Exhibit 27    - Financial Data Schedule


                         PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                        -------------------------------------
                                    -ASSETS-
                                    --------

                                                        AUGUST      FEBRUARY
                                                       31, 1997     28, 1997
                                                     -----------    --------
                                                     (Unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                       $    70,204  $   946,084
 Accounts receivable-net of allowance for doubtful
  accounts of $2,268,270 and $2,192,079 for August
  31, 1997 and February 28, 1997, respectively         32,783,483   30,636,645
 Inventories                                           37,017,501   29,764,570
 Prepaid expenses and other current assets              4,357,311    2,903,269
                                                      -----------  -----------
TOTAL CURRENT ASSETS                                   74,228,499   64,250,568

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)            6,116,388    7,550,356

OTHER ASSETS
   Cost in excess of net assets acquired-net            1,830,794    1,909,256
   Other assets                                         1,001,124    1,073,134
                                                      -----------  -----------
                                                      $83,176,805  $74,783,314
                                                      ===========  ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:

 Accounts payable                                     $ 7,602,263  $ 7,931,500
 Accrued expenses                                       3,752,531    4,186,802
 Current portion of long-term debt                        135,921      190,794
                                                      -----------  -----------
 TOTAL CURRENT LIABILITIES                             11,490,715   12,309,096
                                                      -----------  -----------

LONG TERM LIABILITIES:
 Deferred income taxes                                    290,758      222,148
 Revolving credit line (Note 3)                        14,500,000    8,000,000
 Long-term debt                                           186,411      242,335
 Subordinated convertible notes (Note 4)                7,059,000    7,059,000
                                                      -----------  -----------
                                                       22,036,169   15,523,483
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares
  authorized; none issued or outstanding;
 Common stock, $.0066 par value, 20,000,000 shares
  authorized; 8,746,826 and 8,732,299 shares
  issued and outstanding for August 31, 1997
  and February 28, 1997, respectively                      57,728       57,633
 Additional paid-in capital                            18,994,297   18,938,984
 Retained earnings                                     30,807,821   28,234,018
                                                      -----------  -----------
                                                       49,859,846   47,230,635
 Less:  loan to ESOP                                      209,925      279,900
                                                      -----------  -----------
                                                       49,649,921   46,950,735
                                                      -----------  -----------
                                                      $83,176,805  $74,783,314
                                                      ===========  ===========

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                        FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                        ------------------------   ----------------------------
                         AUGUST          AUGUST        AUGUST         AUGUST
                        31, 1997        31, 1996      31, 1997       31, 1996
                       -----------    -----------    -----------   -----------
NET SALES              $110,964,305   $108,455,584   $56,798,598   $50,783,044
                       ------------   ------------   -----------   -----------

COSTS AND EXPENSES:

 Cost of sales           86,794,180     84,158,299    44,570,929    39,411,875
 Operating expenses      19,050,564     17,109,122     9,952,639     8,735,173
 Interest expense           767,171        809,292       440,277       376,163
 Interest income            (10,109)        (8,053)      (10,107)       (8,053)
                       ------------   ------------   -----------   -----------
                        106,601,806    102,068,660    54,953,738    48,515,158
                       ------------   ------------   ------------  ------------

INCOME BEFORE PRO-
VISION FOR INCOME
TAXES                     4,362,499      6,386,924     1,844,860     2,267,886

 Provision
 for income taxes         1,788,696      2,580,760       773,444       916,658
                       ------------   ------------   -----------   -----------

NET INCOME             $  2,573,803   $  3,806,164   $ 1,071,416   $ 1,351,228
                       ============   ============   ===========   ===========

NET INCOME
PER SHARE (Note 5):

 Primary               $        .29   $        .42   $       .12   $       .15
                       ============   ============   ===========   ===========

 Fully diluted         $        .25   $        .38   $       .11   $       .14
                       ============   ============   ===========   ===========



        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                           FOR THE SIX MONTHS ENDED
                                                     ------------------------------------
                                                       AUGUST 31, 1997   AUGUST 31, 1996
                                                       ---------------   ---------------
                                                                  (Unaudited)
 INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS:

Cash flows from operating activities:
  Cash received from customers                           $ 108,697,467     $ 109,050,291
   Cash paid to suppliers and employees                   (113,122,056)     (101,974,282)
   Interest received                                            10,109             8,053
   Interest paid                                              (767,171)         (809,292)
   Income taxes paid                                        (2,949,580)       (4,067,073)
                                                         -------------     -------------
      Net cash provided by (used in)
       operating activities                                 (8,131,231)        2,207,697
                                                         -------------     -------------

Cash flows from investing activities:
   Capital expenditures                                       (316,100)         (136,142)
   Proceeds from sale of building                            1,126,840                 -
                                                         -------------     -------------
    Net cash provided by (used in)
     investing activities                                      810,740          (136,142)
                                                         -------------     -------------
Cash flows from financing activities:
   Borrowings under revolving credit line                   14,550,000        18,600,000
   Repayments under revolving credit line                   (8,050,000)      (19,000,000)
   Principal payments of long-term debt                       (110,797)         (163,286)
   Proceeds from exercise of stock options                      55,408           178,522
                                                         -------------     -------------
   Net cash (used in) provided by
     financing activities                                    6,444,611          (384,764)
                                                         -------------     -------------
Net (decrease) increase in cash and
 cash equivalents                                             (875,880)        1,686,791

Cash and cash equivalents, beginning
   of year                                                     946,084           874,267
                                                         -------------     -------------
Cash and cash equivalents, end of period                 $      70,204     $   2,561,058
                                                         =============     =============

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------

                                                         FOR THE SIX MONTHS ENDED
                                                         -----------------------
                                                    AUGUST 31, 1997   AUGUST 31, 1996
                                                    ---------------   ---------------
                                                               (Unaudited)
RECONCILIATION OF NET INCOME TO NET
   CASH FROM OPERATING ACTIVITIES:

Net income                                           $  2,573,803      $ 3,806,164
                                                     ------------      -----------
Adjustments to reconcile net income to
     net cash provided by (used in)
      operating activities:

     Depreciation and amortization                        748,510          593,783
     Contribution to ESOP                                  69,975           69,975
     Bad debt provision                                   120,000          239,500
     Loss on sale of building                              60,871                -

     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable     (2,266,838)         594,707
        (Increase) in inventories                      (7,252,931)      (2,888,317)
        (Increase) in prepaid expenses
              and other current assets                 (1,454,042)      (1,495,097)
        (Increase) in other assets                        (35,681)        (213,525)
        (Decrease) increase in accounts payable
              and accrued expenses                       (763,508)       1,184,473
        Increase in income taxes                                -          226,132
        Increase in deferred income taxes                  68,610           89,902
                                                     ------------      -----------
              Total adjustments                       (10,705,034)      (1,598,467)
                                                     ------------      -----------
Net cash (used in) and provided by operating
     activities                                      $ (8,131,231)     $ 2,207,697
                                                     ============      ===========

        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)


1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1997 and February 28, 1997 and the results of its operations for the six and three month periods ended August 31, 1997 and 1996 and cash flows for the six month periods ended August 31, 1997 and 1996.

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

    The results of operations for the six and three month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment consists of the following:


                                         AUGUST       FEBRUARY
                                        31, 1997      28, 1997
                                       -----------   -----------

   Land                                $         -   $  266,301
   Building and improvements                     -    1,747,930
   Furniture, fixtures and office
    equipment                            6,034,063    5,791,946
   Computer equipment                    2,558,672    2,476,185
   Assets held under capitalized
    leases                                 919,834      919,834
   Leasehold improvements                1,108,014      984,146
                                       -----------  -----------
                                        10,620,583   12,186,342
   Less:  accumulated depreciation
           and amortization              4,504,195    4,635,986
                                       -----------  -----------
                                       $ 6,116,388  $ 7,550,356
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


4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of August 31, 1997, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2001 and 2002.

5.   NET INCOME PER SHARE:

     Net income per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options.

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                           Six Months Ended         Three Months Ended
                               August 31,                August 31,
                           ----------------          ------------------
                            1997        1996          1997          1996
                            ----        ----          ----          ----
    Primary              8,819,575   9,060,321     8,819,575     8,974,574
    Fully diluted       10,816,609  10,428,359    10,816,609    10,428,359

     A detailed computation of earnings per common share appears in Exhibit 11 of this Form 10-Q.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings per Share, which changes the method for calculating earnings per share. SFAS No. 128 requires presentations of "basic" and "diluted" earnings per share as opposed to "primary" and "fully diluted" earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will differ materially earnings per share as currently reported.

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

  The financial information presented herein includes: (i) Consolidated condensed balance sheets as of August 31, 1997 and February 28, 1997; (ii) Consolidated condensed statements of income for the six and three month periods ended August 31, 1997 and 1996 and (iii) Consolidated condensed statements of cash flows for the six month periods ended August 31, 1997 and 1996.

  Results of Operations:
  ----------------------

  Sales for the six month period ended August 31, 1997 were $110,964,305 as compared to $108,455,584 for the comparable period of the prior year, a modest increase of approximately $2,508,000 or 2.3%.

  Sales for the three month period ended August 31, 1997 were $56,798,598 as compared to $50,783,044 for the comparable period of the prior year, an increase of approximately $6,000,000 or 11.8%. Management attributes this moderate increase in sales entirely to the core semiconductor distribution business which has experienced excess inventory levels at the semiconductor manufacturing (supplier) level causing reduced unit pricing, partially offset by increased unit sales, resulting in only moderate sales volume growth. Management believes that this situation is temporary and is now in the process of correction; however, no assurance can be given in this regard.

  Gross profit margins for the three and six months ended August 31, 1997 were 21.5% and 21.8% as compared to 22.4% and 22.4% for the comparable periods of the prior year. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace, for both semiconductors and passive components, during the periods ended August 31, 1997 and a greater volume of larger orders at lower gross profit margins. Although the Company expects that these conditions will not continue, as long as current market trends prevail, no assurances can be given in this regard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

  Results of Operations (Continued):
  ----------------------------------

  Operating expenses have increased from approximately $17,109,000 for the six months ended August 31, 1996 to approximately $19,050,000 for the six months ended August 31, 1997, an increase of 11% or approximately $1,941,000. For the three months ended August 31, 1996 as compared to the three months ended August 31, 1997 operating expenses increased from approximately $8,735,000 to $9,953,000, an increase of 14%, or approximately $1,218,000. The dollar increases in operating expenses were due to increases in the following expense categories: Approximately $932,000 or 48% of the increase for the six month period and approximately $606,000 or 50% of the increase for the three month period, were for personnel related costs - commissions, salaries, travel, fringe benefits. During fiscal 1997 and continuing into fiscal 1998, the Company decided to pursue a policy of upgrading and enlarging its sales and sales support staff to support anticipated growth in the near as well as more distant future. Increased sales levels in fiscal 1997 and the first six months of fiscal 1998 have not met expectations. The Company continues to believe in this strategy for long term growth and expects market conditions to undergo a correction in the near future although no assurances can be given in this regard.

  Approximately $573,000 or 29% of the increase for the six month period and approximately $424,000 or 35% of the increase for the three month period were a result of increases in costs related to incremental occupancy costs for the new corporate headquarters and distribution facility located at Melville, Long Island, New York. The Company relocated to this facility on April 1, 1997.
  The remaining increase of approximately $436,000 or 23% for the six month period and approximately $188,000 or 15% for the three month period were a result of increases in various other selling, general, and administrative expenses.

  Interest expense decreased modestly from approximately $809,000 for the six months ended August 31, 1996 to approximately $767,000 for the six months ended August 31, 1997 primarily due to lower average levels of bank debt during the period.

  Interest expense increased by approximately $64,000 from $376,000 for the three month period ended August 31, 1996 to $440,000 for the three month period ended August 31, 1997. This increase was primarily due to higher average borrowings resulting from an increase in the Company's inventory and accounts receivable levels.

                                               INTEREST EXPENSE
                          -----------------------------------------------------------
                           FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                          --------------------------        ------------------------
                            AUGUST             AUGUST         AUGUST          AUGUST
                           31, 1997           31, 1996       31, 1997        31, 1996
                          ---------          ---------      ---------       ---------
Revolving Bank Credit     $ 294,685          $ 230,571      $ 475,987       $ 491,514
Sub. Convert. Notes         145,592            145,592        291,184         317,778
                          ---------          ---------      ---------       ---------
Total Interest Expense    $ 440,277          $ 376,163      $ 767,171       $ 809,292
                          =========          =========      =========       =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

Results of Operations (Continued):
----------------------------------

  Net income for the six month period ended August 31, 1997 was $2,573,803 or $.25 per share fully diluted as compared to $3,806,164 or $.38 per share fully diluted for the six month period ended August 31, 1996. Net income for the three month period ended August 31, 1997 was $1,071,416 or $.11 per share fully diluted as compared to $1,351,228 or $.14 per share fully diluted for the corresponding period of the prior year. The decrease in earnings is primarily due to lower gross profit margins and higher expenses for the periods.

  Liquidity and Capital Resources:
  --------------------------------

  At August 31, 1997 the Company's current ratio was 6.5:1 as compared to 5.2:1 at the fiscal year ended February 28, 1997. Working capital increased from approximately $51,941,000 as of February 28, 1997 to approximately $62,738,000 at August 31, 1997 while cash decreased from February 28, 1997 to August 31, 1997 by approximately $876,000. The primary reasons for the increase in both working capital and the current ratio was the increase in both accounts receivable and inventories financed primarily through long term debt during the current period net of the reduction in cash. These increases were required to support the increased sales activity over the six month period.

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

  In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of August 31, 1997, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

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

  Forward Looking Information:
  ----------------------------

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

        None

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        (a) The Registrant held its Annual Meeting of Stockholders on September 19, 1997. The following proposals were adopted by the votes indicated.

        (b)(c)(1)Two directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2000, in addition to the four other Directors, Irving Lubman, Arthur Nadata, Richard Schuster and Harvey Blau, whose term of office continued after the meeting. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                 NAME              VOTES FOR    VOTES WITHHELD
                 ----              ---------    --------------
                 Paul Durando      6,897,907        644,393
                 Herbert Gardner   6,898,041        644,259

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



                                Nu Horizons Electronics Corp.
                                -----------------------------
                                Registrant



                                /s/ Arthur Nadata
                                ----------------------------------------
Date: October 10, 1997          Arthur Nadata, President and
                                Chief Executive Officer



                                /s/ Paul Durando
                                ----------------------------------------
Date: October 10, 1997          Paul Durando, Vice President-Finance
                                and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                 EXHIBIT INDEX

                                       to

                                   FORM 10-Q

                  FOR THE FISCAL QUARTER ENDED AUGUST 31, 1997

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------


                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)



    EXHIBIT
    NUMBER             DESCRIPTION
    -----------------------------------------------------

     11                Computation of Per Share Earnings

     27                Financial Data Schedule