Form 10-Q
period 1997-11-30
NU HORIZONS ELECTRONICS CORP
filed 1998-01-14
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                                       Commission file number
November 30, 1997                                               1-8798
-----------------                                       ----------------------


                         Nu Horizons Electronics Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                           11-2621097
   --------------------------                                ---------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


            70 Maxess Road, Melville, New York             11747
-------------------------------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)


                                 (516) 396-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X              NO
                                              ---                ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


         Common Stock - Par Value $.0066                    8,753,076
        ---------------------------------           ------------------------
                Class                                  Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----


                                                                                            Page(s)
PART I.   Financial Information:

ITEM 1.   Financial Statements

              Consolidated Condensed Balance Sheets -
              November 30, 1997 (Unaudited) and February 28, 1997                            3.

              Consolidated Condensed Statements of Income (Unaudited) -
              Nine Months and Three Months Ended November 30, 1997 and 1996                  4.

              Consolidated Condensed Statements of Cash Flows (Unaudited) -
              Nine Months Ended November 30, 1997 and 1996                                   5.- 6.

              Notes to Interim Consolidated Condensed Financial
              Statements (Unaudited)                                                         7.- 8.

ITEM 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           9.- 12.

PART II.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K                                                   13.


SIGNATURES                                                                                   14.

INDEX TO EXHIBITS

Exhibit 11 - Computation of Earnings per Common Share
             (See Notes to Consolidated Financial Statements  Note 5)

Exhibit 27 - Financial Data Schedule

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                    -ASSETS-
                                    --------

                                                                                  NOVEMBER 30, 1997      FEBRUARY 28, 1997
                                                                                         1997                  1997
                                                                                  -----------------      -----------------
                                                                                     (unaudited)
CURRENT ASSETS:
Cash                                                                                $  3,392,321           $    946,084
Accounts receivable-net of allowance for doubtful accounts
   of $2,157,304 and $2,192,079 for November 30, 1997 and
   February 28, 1997, respectively.                                                   34,400,332             30,636,645
Inventories                                                                           39,494,487             29,764,570
Prepaid expenses and other current assets                                              3,978,457              2,903,269
                                                                                  -----------------      -----------------
TOTAL CURRENT ASSETS                                                                  81,265,597             64,250,568

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)                                           6,374,687              7,550,356

OTHER ASSETS
Costs in excess of net assets acquired - net                                           1,791,563              1,909,256
Other Assets                                                                             985,737              1,073,134
                                                                                  -----------------      -----------------
                                                                                     $90,417,584             $74,783,314
                                                                                  =================      =================

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                     $10,677,576             $ 7,931,500
Accrued expenses                                                                       1,820,473               4,186,802
Current portion of long-term debt                                                           -                    190,794
                                                                                  -----------------      -----------------
TOTAL CURRENT LIABILITIES                                                             12,498,049              12,309,096
                                                                                  =================      =================
LONG-TERM LIABILITIES:
Deferred income taxes                                                                    222,262                 222,148
Revolving credit line (Note 3)                                                        19,600,000               8,000,000
Long-term debt                                                                              -                    242,335
                                                                                  -----------------      -----------------
Subordinated convertible notes (Note 4)                                                7,059,000               7,059,000
                                                                                  -----------------      -----------------
TOTAL LONG-TERM LIABILITIES                                                           26,881,262              15,523,483
                                                                                  -----------------      -----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
Preferred stock, $1 par value, 1,000,000 shares                                             -                       -
 authorized; none issued or outstanding
Common stock, $.0066 par value, 20,000,000 shares authorized; 8,753,076                   57,769                  57,633
  and  8,732,299 shares issued and outstanding for November 30, 1997 and February 28, 1997, respectively
Additional paid-in capital                                                            19,042,236              18,938,984
Retained earnings                                                                     32,113,205              28,234,018
                                                                                  -----------------      -----------------
                                                                                      51,213,210              47,230,635
Less: loan to ESOP                                                                       174,937                 279,900
                                                                                  -----------------      -----------------
                                                                                      51,038,273              46,950,735
                                                                                  -----------------      -----------------
                                                                                     $90,417,584             $74,783,314
                                                                                  =================      =================

       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                               -----------------------------          ----------------------------
                               NOVEMBER 30,     NOVEMBER 30,          NOVEMBER 30,    NOVEMBER 30,
                                   1996            1997                  1996           1997
                               ------------     ------------          ------------    ------------
NET SALES                      $170,977,763     $162,414,223           $60,013,458     $53,958,639
                               ------------     ------------          ------------    ------------
COSTS AND EXPENSES
 Cost of Sales                  133,859,337      126,053,270            47,065,156      41,894,971
 Operating Expenses              29,368,837       25,715,806            10,318,275       8,606,684
 Interest Expense                 1,203,275        1,341,656               436,104         532,285
 Interest Income                   (10,109)          (8,132)                  -               -
                               ------------     ------------          ------------    ------------
                                164,421,340      153,102,600            57,819,535      51,033,940
                               ------------     ------------          ------------    ------------
INCOME BEFORE PROVISION OF
INCOME TAXES                      6,556,423        9,311,623             2,193,923       2,924,699

 Provision for Income Taxes       2,677,236        3,763,565               888,540       1,182,805
                               ------------     ------------          ------------    ------------
NET INCOME                       $3,879,187       $5,548,058            $1,305,383      $1,741,894
                               ============     ============          ============    ============
NET INCOME
PER SHARE (Note 5)
 Primary                         $.44             $.61                  $.15            $.20
                                ======           ======                ======          ======

 Fully Diluted                   $.38             $.54                  $.13            $.17
                                ======           ======                ======          ======

       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                                     FOR THE NINE MONTHS ENDED
                                                         ----------------------------------------------
                                                          NOVEMBER 30, 1996          NOVEMBER 30, 1997
                                                        --------------------        -------------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

Cash flows from operating activities:
   Cash received from customers                            $162,717,083                 $166,899,076
   Cash paid to suppliers and employees                    (171,849,296)                (150,544,749)
   Interest received                                              8,132                       10,109
   Interest paid                                            (1,341,656)                   (1,203,275)
   Income taxes paid                                        (5,568,042)                   (2,943,711)
                                                        --------------------        -------------------
     Net cash (used-in) provided by operating activities     5,270,768                    (9,087,097)

Cash flows from investing activities:
   Capital expenditures                                     (447,981 )                      (863,765)
   Proceeds from sale of building                           1,126,840                              -
                                                        --------------------        -------------------
     Net cash provided by (used in) investing activities    (447,981)                        263,075

Cash flows from financing activities:
   Borrowings under revolving credit line                  29,650,000                     21,150,000
   Repayments under revolving credit line                 (18,050,000)                   (25,450,000)
   Principal payments of long-term debt                       (433,129)                     (245,235)
   Proceeds from stock options                                 103,388                       178,522
                                                        --------------------        -------------------
     Net cash provided by (used in) financing activities    11,270,259                    (4,366,713)
                                                        --------------------        -------------------
Net increase in cash and cash equivalents                    2,446,237                       456,074
Cash and cash equivalents, beginning of year                   946,084                       874,267
                                                        --------------------        -------------------
Cash and cash equivalents, end of period                    $3,392,321                    $1,330,341
                                                        =====================       ====================

       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (unaudited)

                                                                     FOR THE NINE MONTHS ENDED
                                                          --------------------------------------------
                                                          NOVEMBER 30, 1997          NOVEMBER 30, 1996
                                                          -----------------          -----------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY  OPERATING ACTIVITIES:

  Net income                                                $3,879,187                    $5,548,058
                                                          -----------------          -----------------
  Adjustments to reconcile net income to
  Net cash provided by (used in) operating activities:

  Depreciation and amortization                              1,120,775                       904,813
  Contribution to ESOP                                         104,963                       104,962
  Bad debt provision                                           315,000                       439,000
  Loss on sale of building                                      60,871                         -

  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable              (4,078,687)                      302,860
    (Increase) in inventories                               (9,729,917)                     (192,197)

    (Increase) decrease in prepaid expenses                 (1,075,188)                   (2,202,370)
       and other current assets
    (Increase) in other assets                                 (63,962)                     (233,029)
    Increase in accounts payable and
       accrued expenses                                        379,747                       683,921
    (Decrease) increase in income taxes                           -                         (220,288)
    Increase in current liabilities                               -                           50,327
    Increase in deferred taxes                                     114                        84,711
                                                          -----------------          -----------------
       Total adjustments                                   (12,966,284)                     (277,290)
                                                          -----------------          -----------------

Net cash provided by (used in) operating activities        $(9,087,097)                   $5,270,768
                                                          =================          =================

       See notes to interim consolidated condensed financial statements.

                    NOTES TO INTERIM CONSOLIDATED CONDENSED
                    ---------------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                                  (unaudited)



1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1997 and February 28, 1997 and the results of its operations for the nine and three month periods ended November 30, 1997 and 1996 and cash flows for the nine month periods ended November 30, 1997 and 1996.

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

   The results of operations for the nine and three month periods ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment consists of the following:


                                     NOVEMBER 30, 1997       FEBRUARY 28, 1997
                                     -----------------       -----------------
Land                                    $     -                   $266,301
Building and improvements                     -                  1,747,930
Furniture, fixtures and office           6,336,298               5,791,946
  equipment

Computer equipment                       2,804,101               2,476,185
Assets held under capitalized leases       919,834                 919,834
Leasehold improvements                   1,108,014                 984,146
                                     -----------------       -----------------
                                        11,168,247
                                                                12,186,342

Less: accumulated depreciation
  and amortization                       4,793,560               4,635,986
                                     -----------------       -----------------
                                        $6,374,687              $7,550,356
                                     =================       =================

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


4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15.The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of November 30, 1997, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.


5.   NET INCOME PER SHARE:

     Net income per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Fully diluted earnings per share has been computed assuming conversion of all dilutive stock options.

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                                   Nine Months Ended      Three Months Ended
                                       November 30,           November 30,
                                   -----------------      ------------------
                                   1997         1996      1997          1996
                                   ----         ----      ----          ----

Primary                         8,814,370    9,141,531  8,799,758     8,887,610
Diluted                        10,900,609   10,843,359 10,900,609    10,843,359

A detailed computation of earnings per common share appears in Exhibit 11 of this Form 10-Q.

In February 1997, The Financial Accounting Standards Board issued SFAS No. 128 Earnings per Share, which changes the method for calculating earnings per share. SFAS No. 128 requires presentations of "basic" and "diluted" earnings per share as opposed to "primary" and "fully diluted" earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will differ materially from earnings per shares as currently reported.

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

        The financial information presented herein includes: (i) Consolidated condensed balance sheets as of November 30, 1997 and February 28, 1997;
        (ii) Consolidated condensed statements of income for the nine and three month periods ended November 30, 1997 and 1996 and (iii) Consolidated condensed statements of cash flows for the nine month periods ended November 30, 1997 and 1996.

        Results of Operations:
        ----------------------

        Sales for the nine month period ended November 30, 1997 were $170,977,763 as compared to $162,414,223 for the comparable period of the prior year, a modest increase of approximately $8,563,500 or 5.3%.

        Sales for the three month period ended November 30, 1997 were $60,013,458 as compared to $53,958,639 for the comparable period of the prior year, an increase of approximately $6,000,000 or 11.1%.
        Management attributes the overall moderate increase in sales entirely to the core semiconductor distribution business which has experienced excess inventory levels at the semiconductor manufacturing (supplier) level causing reduced unit pricing, partially offset by increased unit sales, resulting in moderate sales volume growth. Management believes that this situation is temporary and is now in the process of correction; however no assurance can be given in this regard.

        Gross profit margins for the three and nine months ended November 30, 1997 were 21.6% and 21.7% as compared to 22.4% and 22.4% for the comparable periods of the prior year. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace, for both semiconductors and passive components, during both periods ended November 30, 1997 and a greater volume of larger orders at lower gross profit margins. Although the Company expects that these conditions will not continue, as long as current market trends prevail, no assurances can be given in this regard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued):
          --------------------------------------

        Results of Operations (Continued):
        ----------------------------------

        Operating expenses have increased from approximately $25,716,000 for the nine months ended November 30, 1996 to approximately $29,369,000 for the nine months ended November 30, 1997, an increase of 14% or approximately $3,653,000. For the three months ended November 30, 1996 as compared to the three months ended November 30, 1997 operating expenses increased from approximately $8,607,000 to $10,318,000 an increase of 20%, or approximately $1,711,000. As a percentage of sales, operating expenses for the nine and three month periods increased from approximately 16% to approximately 17% respectively when comparing November 1996 to November 1997. The dollar increases in operating expenses were due to increases in the following expense categories: approximately $2,126,000 or 58% of the increase for the nine month period and approximately $1,194,000 or 70% of the increase for the three month period, were for personnel related costs - commissions, salaries, travel and fringe benefits.
        These increases were required to produce the increased sales in the first quarter and planned increased sales levels in the second and third quarters which did not materialize to the extent anticipated. The remaining increases of approximately $1,527,000 and $517,000 for the nine and three month periods respectively are a result of increases in various other operating expenses primarily due to increased overhead from the Company's new corporate headquarters and distribution facility.

        Interest expense decreased from $1,341,656 to $1,203,275 when comparing the nine month periods and from $532,285 to $436,104 when comparing the three month periods ended November 30, 1996 and 1997, respectively.
        This decrease was primarily due to lower interest rates on higher levels of bank debt during the nine month period and a slight reduction in the amount of outstanding subordinated convertible debt (see Notes 3 and 4 of the Consolidated Condensed Financial Statements). The increase in bank debt levels during the nine month period was primarily due to an increase in borrowings, resulting from an increase in the Company's accounts receivable and inventory levels, required to support the increased sales volume in the current nine month period.



                                INTEREST EXPENSE
                                ----------------

                                    FOR THE NINE MONTHS ENDED           FOR THE THREE  MONTHS ENDED
                                  NOVEMBER 30,       NOVEMBER 30,      NOVEMBER 30,      NOVEMBER 30,
                                     1997               1996              1997              1996
                                 -----------       -----------          --------         ---------
Revolving Bank Credit               $766,499          $878,286          $290,512          $386,693

Sub. Convert. Notes                  436,776           463,370           145,592           145,592
                                 -----------       -----------          --------         ---------
Total Interest Expense            $1,203,275        $1,341,656          $436,104          $532,285
                                 ===========       ===========          ========         =========



        Net income for the nine month period ended November 30, 1997 was $3,879,187 or $.38 per share fully diluted as compared to $5,548,058 or $.54 per share fully diluted for the nine month period ended November 30, 1996. Net income for the three month period ended November 30, 1997 was $1,305,383 or $.13 per share fully diluted as compared to $1,741,894 or $.17 per share fully diluted for the corresponding period of the prior year. The decreases in earnings were primarily due to lower gross profit margins and higher operating expenses net of lower interest expense for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued):
        --------------------------------------

Results of Operations (Continued):
----------------------------------

        Liquidity and Capital Resources:
        --------------------------------

        At November 30, 1997, the Company's current ratio was 6.5:1 as compared to 5.2:1 at the fiscal year ended February 28, 1997. Working capital increased from approximately $51,941,000 as of February 28, 1997 to approximately $68,768,000 at November 30, 1997, while cash increased from February 28, 1997 to November 30, 1997 by approximately $2,446,000. The primary reasons for the increase in working capital was the increase in cash, accounts receivable and in inventories financed primarily through long-term debt during the current period. These increases were required to support the increased sales activity over the nine month period.

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

        In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15.The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of November 30, 1997, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

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



                                       Nu Horizons Electronics Corp.
                                       -----------------------------
                                       Registrant



                                       /s/ Arthur Nadata
                                       -----------------
Date: January 13, 1998                 Arthur Nadata, President and
                                       Chief Executive Officer



                                       /s/ Paul Durando
                                       ----------------
Date: January 13, 1998                 Paul Durando, Vice President-Finance
                                       and Chief Financial Officer

                      SECURITIES  AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------


                                 EXHIBIT INDEX

                                       To

                                   FORM 10-Q

                 FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 1997

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)



             EXHIBIT
             NUMBER                                       DESCRIPTION
             --------------------------------------------------------

             11                               Computation of Per Share Earnings

             27                               Financial Data Schedule