Form 10-Q/A
period 1997-11-30
NU HORIZONS ELECTRONICS CORP
filed 1998-01-16
CIK 718074

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

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                               -----------------------------          ----------------------------
                               NOVEMBER 30,     NOVEMBER 30,          NOVEMBER 30,    NOVEMBER 30,
                                       1997     1996                          1997    1996
                               ------------     ------------          ------------    ------------
NET SALES                      $170,977,763     $162,414,223           $60,013,458     $53,958,639
                               ------------     ------------          ------------    ------------
COSTS AND EXPENSES
 Cost of Sales                  133,859,337      126,053,270            47,065,156      41,894,971
 Operating Expenses              29,368,837       25,715,806            10,318,275       8,606,684
 Interest Expense                 1,203,275        1,341,656               436,104         532,285
 Interest Income                   (10,109)          (8,132)                  -               -
                               ------------     ------------          ------------    ------------
                                164,421,340      153,102,600            57,819,535      51,033,940
                               ------------     ------------          ------------    ------------
INCOME BEFORE PROVISION OF
INCOME TAXES                      6,556,423        9,311,623             2,193,923       2,924,699

 Provision for Income Taxes       2,677,236        3,763,565               888,540       1,182,805
                               ------------     ------------          ------------    ------------
NET INCOME                       $3,879,187       $5,548,058            $1,305,383      $1,741,894
                               ============     ============          ============    ============
NET INCOME
PER SHARE (Note 5)
 Primary                         $.44             $.61                  $.15            $.20
                                ======           ======                ======          ======

 Fully Diluted                   $.38             $.54                  $.13            $.17
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

                                                               FOR THE NINE MONTHS ENDED
                                                     --------------------------------------------
                                                      NOVEMBER 30, 1997       NOVEMBER 30, 1996
                                                     --------------------     -------------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

Cash flows from operating activities:
   Cash received from customers                            $166,899,076         $162,717,083
   Cash paid to suppliers and employees                    (171,849,296)        (150,544,749)
   Interest received                                             10,109                8,132
   Interest paid                                             (1,203,275)          (1,341,656)
   Income taxes paid                                         (2,943,711)          (5,568,042)
                                                        ------------------       --------------
     Net cash (used-in) provided by operating activities     (9,087,097)           5,270,768

Cash flows from investing activities:
   Capital expenditures                                        (863,765)            (447,981)
   Proceeds from sale of building                             1,126,840                    -
                                                        ------------------       --------------
     Net cash provided by (used in) investing activities        263,075             (447,981)

Cash flows from financing activities:
   Borrowings under revolving credit line                    29,650,000           21,150,000
   Repayments under revolving credit line                   (18,050,000)         (25,450,000)
   Principal payments of long-term debt                        (433,129)            (245,235)
   Proceeds from stock options                                  103,388              178,522
                                                        -----------------       ---------------
     Net cash provided by (used in) financing activities     11,270,259           (4,366,713)
                                                        -----------------       ---------------
Net increase in cash and cash equivalents                     2,446,237              456,074
Cash and cash equivalents, beginning of year                    946,084              874,267
                                                        -----------------       ---------------
Cash and cash equivalents, end of period                     $3,392,321           $1,330,341
                                                        =================       ================

       See notes to interim consolidated condensed financial statements.

                      SECURITIES  AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
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