Form 10-K
period 1998-02-28
NU HORIZONS ELECTRONICS CORP
filed 1998-05-29
CIK 718074

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ANNUAL REPORT
                                  ON FORM 10K


      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934


       For the fiscal year ended                 Commission file number
          February 28, 1998                               1-8798
-------------------------------------       -----------------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                  11-2621097
-------------------------------------       -----------------------------------
  (State of other jurisdiction of                     (I.R.S. Employer
  incorporation or organization                       Identification No.)

  70 Maxess Road, Melville, New York                       11747
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

                                     None
--------------------------------------------------------------------------------
                               (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange on
         Title of each class                          which registered

Common Stock Par Value $.0066 Per Share         NASDAQ National Market System
---------------------------------------     ------------------------------------

---------------------------------------     ------------------------------------

                               (Title of class)

     Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              -      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1-K or any amendment to this Form 10K [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998.

    Common Stock Par Value $.0066                        8,753,076
-------------------------------------       -----------------------------------
              Class                                  Outstanding Shares

 Aggregate Market Value of Non-Affiliate Stock at May 1, 1998 approximately $59,100,000
--------------------------------------------------------------------------------

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I:

   ITEM 1.   Business                                                             Pages      3 - 7

   ITEM 2.   Properties                                                           Pages      7  8

   ITEM 3.   Legal Proceedings                                                    Page       8

   ITEM 4.   Submission of Matters to a Vote of Security Holders                  Page       8

PART II:

   ITEM 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters                                                  Page       8

   ITEM 6.   Selected Financial Data                                              Page       9

   ITEM 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                Pages      10  13

   ITEM 8.   Financial Statements and Supplementary Data                          Pages      F1  F18

   ITEM 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                            Page       14

PART III:

   ITEM 10.  Directors and Executive Officers of the Company                      Pages      14  15

   ITEM 11.  Executive Compensation                                               Pages      16  25

   ITEM 12.  Security Ownership of Certain Beneficial Owners and Management       Page       26

   ITEM 13.  Certain Relationships and Related Transactions                       Page       26

PART IV:

   ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     Pages      27  34

Signatures                                                                        Page       35

Exhibit Index


PART I.

ITEM 1.  BUSINESS

         GENERAL:

           Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC") and Nu Horizons/Merit Electronics Corp. ("NUM"), are engaged in the distribution of high technology active and passive electronic components. Nu Horizons International Corp. ("International"), another wholly-owned subsidiary, is an export distributor of electronic components. Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEMs. All references herein to the Company shall, unless the context otherwise requires, be deemed to refer to the Company and its subsidiaries.

           In March 1998, subsequent to the fiscal year end, the Company formed another wholly-owned subsidiary, NIC Eurotech, Ltd., which then began foreign operations in the United Kingdom.

           Active components distributed by the Company, principally to original equipment manufacturers (OEMs) in the United States, include mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

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

           Management's policy is to manage, maintain and control all inventories from its principal headquarters and stocking facility on Long Island, New York and stocking facility in San Jose, California. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable, in order to better serve the specific needs of local markets.

         Semiconductor Products (Active Components):

           The Company is a distributor of a broad range of semiconductor products to commercial and military OEM's principally in the United States. The Company is a franchised distributor of active components for approximately thirty product lines. Significant franchised product lines include Allegro, Cirrus Logic, Crystal, Elantec, Exar, Maxim Integrated Products, Quality Semiconductor, SGS-Thomson Microelectronics, Sun Microsystems, TDK Semiconductor, Toshiba and Xilinx.

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

           Due to certain market situations, NIC, with Nippon's assent, has also established several manufacturing associations with U.S. and Taiwan based companies. NIC intends to continue to give Nippon priority, however, in acquiring its products whenever the technology and pricing are commensurate with the North American market's requirements.

         Contract Assembly:

           As discussed above, the Company's core business is the distribution of active components to OEM's and passive components to OEM's and distributors nationally in the United States.

           Those components are then placed on printed circuit boards by the OEM's themselves or are contracted for placement to outside contract assembly companies (domestically or offshore). The Company believes that the latter outside contract assembly is becoming more prevalent nationally, especially among small to midsize OEM's.

           With a view towards maximizing the Company's current customer base as well as offering new customers additional services, the Company decided that contract circuit board assembly was a natural extension to its business since 80% of the components found on most printed circuit boards can be provided through the Company's active and NIC's passive products.

         Nu Visions provides both surface mount and through-hole circuit board assembly services to the aforementioned OEMs. In order to expand and enhance this segment of the business, the Company has acquired approximately $2,500,000 of automated circuit board assembly equipment and is in the process of tripling the size of Nu Vision's facility to 45,000 square feet in anticipation of continued growth.

         Sales and Marketing:

           Management's strategy for long-term success has been to focus the Company's sales and marketing efforts towards the following industry segments: industrial, telecom/datacom, medical instrumentation, microwave and RF, fiberoptic, consumer electronics, security and protection devices, office equipment, computers and computer peripherals, factory automation and robotics, in each case both domestically and abroad. In order to help achieve these goals, the Company may enter into new franchise agreements for a broad base of commodity semiconductor products including those used in the key niche industries referred to above.

           As of February 28, 1998, the Company had approximately 13,000 customers. All sales are made through customers' purchase orders. Semiconductors are sold primarily via telephone by the Company's in-house staff of approximately 90 salespersons, and by a field sales force of approximately 110 salespersons. The Company maintains branch sales facilities located as follows:

         EAST COAST
         ----------

         Massachusetts  Boston
         New York  Melville (Long Island) and Rochester
         New Jersey  Mt. Laurel (Philadelphia) and Pine Brook
         Ohio  Cleveland
         Maryland  Columbia
         North Carolina  Raleigh
         Georgia  Atlanta
         Alabama  Huntsville
         Florida  Ft. Lauderdale and Orlando

         MIDWEST
         -------

         Arizona  Phoenix
         Illinois - Chicago
         Minnesota  Minneapolis
         Texas  Austin and Dallas

         WEST COAST
         ----------

         California  Irvine, Los Angeles, San Diego and San Jose

           NIC's passive components are marketed through the services of a national network of approximately 20 independent sales representative organizations, employing over 200 salespersons, as well as through NIC's in-house sales and engineering personnel. The independent representative organizations do not represent competing product lines but sell other related products. Commissions to such organizations are generally equal to 5% of all sales in a representative's exclusive territory.

           NIC has developed a national network of approximately 75 regional distributor locations, which market passive components on a non-exclusive basis. Approximately 35 of the regional distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory. These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges. Due to the efforts of NIC and its distributors, NIC's passive components have been tested and "designed in" as a prime source of qualified product by over 7,000 OEM's in the United States.

           Nu Visions' contract manufacturing facilities are marketed through the services of several East Coast independent sales representatives, as well as the Company's field sales force.

           No single customer accounted for more than 2% of the Company's consolidated sales for the year ended February 28, 1998. The Company's sales practice is to require payment within thirty days of delivery.

         Source of Supply:

           The Company inventories an extensive stock of active and passive components, however, if the Company's customers order products for which the Company does not maintain inventory, the Company's marketing strategy is to obtain such products from its franchise manufacturers, or, if a product is unobtainable, to identify and recommend satisfactory interchangeable alternative components. For this purpose, the Company devotes considerable efforts to familiarizing itself with component product movement throughout the industry, as well as to constant monitoring of its own inventories.

           As of February 28, 1998, there was one manufacturer that represented more than 10% of the Company's inventory on a consolidated basis. That supplier accounted for 20% of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced shortages or surplus of certain electronic products.

           For the year ended February 28, 1998, the Company purchased inventory from one supplier that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $18,872,000 for the fiscal year.

         Competition and Regulation:

           The Company competes with many companies that distribute semiconductor and passive electronic components and, to a lesser extent, companies which manufacture such products and sell them directly to OEM's and other distributors. Many of these companies have substantially greater assets and possess greater financial and personnel resources than those of the Company. In addition, certain of these companies possess independent franchise agreements to carry semiconductor product lines which the Company does not carry, but which it may desire to have. Competition is based primarily upon inventory availability, quality of service, knowledge of product and price. The Company believes that the distribution of passive electronic components under its own label is a competitive advantage.

           The Company's competitive ability to price its imported active and passive components could be adversely affected by increases in tariffs, duties, changes in the United States' trade treaties with Japan, Taiwan or other foreign countries, transportation strikes and the adoption of Federal laws containing import restrictions. In addition, the cost of the Company's imports could be subject to governmental controls and international currency fluctuations. Because imports are paid for with U.S. dollars, the decline in value of United States currency as against foreign currencies would cause increases in the dollar prices of the Company's imports from Japan and other foreign countries. Although the Company has not experienced any material adverse effect to date in its ability to compete or maintain its profit margins, as of result of any of the foregoing factors, no assurance can be given that such factors will not have a material adverse effect in the future.

         Backlog:

           The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 1998, the Company's backlog was approximately $20,000,000 as compared to a backlog of approximately $24,000,000 at May 1, 1997.

         Employees:

           As of February 28, 1998, the Company employed approximately 488 persons: 10 in management, 258 in sales and sales support, 30 in product and purchasing, 17 in accounting and finance, 10 in MIS, 31 in operations, 88 in manufacturing, and 44 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

           In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. In June 1997, the Company completed moving its executive offices and distribution operations. The lease term is from December 17, 1996, to December 16, 2008 at an annual base rental of $601,290 and provision for a 4% annual escalation in each of the last ten years of the term.

           The Amityville facility, which served as corporate headquarters until April 1997 was sold in August 1997.

           The Company leases approximately 14,400 square feet of manufacturing and office space in Springfield, Massachusetts for its Nu Visions subsidiary. The lease term is from February 17, 1992 to February 16, 2002 at an annual base rental of $100,850 subject to annual consumer price index increases not to exceed 2% annually.

           On May 1, 1996, the Company leased approximately 25,000 square feet of warehouse and office space in San Jose, California for its Nu Horizons/Merit subsidiary. This facility serves as the Company's West Coast regional sales and distribution headquarters. The lease term is from May 1, 1996 to April 30, 2001 at an annual base rental of $225,000.

           The Company also leases space for nineteen (19) branch sales offices which range in size from 1,000 square feet to 5,000 square feet, with lease terms that expire between September 1996 and January 2002. Annual base rentals range from $11,400 to $63,400 with aggregate base rentals approximating $653,000.

ITEM 3.  LEGAL PROCEEDINGS:

           No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           No matters were submitted during the fourth quarter of the fiscal year ended February 28, 1998 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

          a) The Company's common stock is traded on the NASDAQ National Market System under the symbol "NUHC". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock, as reported by the NASDAQ National Market System.

              FISCAL YEAR 1997:                       HIGH        LOW
                                                      ----        ---

               First Quarter                         $17.25      $12.63
               Second Quarter                         14.75        7.25
               Third Quarter                          11.13        7.88
               Fourth Quarter                         10.00        7.88

              FISCAL YEAR 1998:

               First Quarter                           9.50        6.75
               Second Quarter                          9.00        7.25
               Third Quarter                           9.25        6.75
               Fourth Quarter                          7.17        5.50

              FISCAL YEAR 1999:

               First Quarter (Through May 1, 1998)     7.09        6.12

          b) As of May 1, 1998, the Company's common stock was owned by approximately 4,500 holders of record.


          c) The Company has never paid a cash dividend on its common stock. In addition, the Company's prior revolving credit line agreement prohibited, without the bank's consent, the payment of cash dividends. The Company's existing revolving credit line agreement only permits dividends of up to 25% of the Company's consolidated net income.

ITEM 6.  SELECTED FINANCIAL DATA:

                         FOR THE              FOR THE               FOR THE             FOR THE             FOR THE
                        YEAR ENDED          YEAR ENDED            YEAR ENDED          YEAR ENDED          YEAR ENDED
                         FEBRUARY            FEBRUARY              FEBRUARY            FEBRUARY            FEBRUARY
                         28, 1998            28, 1997              29, 1996            28, 1995            28, 1994
                         --------            --------              --------            --------            --------

INCOME STATEMENT
DATA:

Net Sales               $233,325,408        $216,612,707          $202,803,184        $130,251,554        $92,418,038
Gross profit on
  sales                   50,794,325          48,488,124            48,201,148          30,913,305         24,950,478
Gross profit
  percentage                    21.8%               22.4%                 23.8%               23.7%              27.0%
Income before
  provision for
  income taxes             8,947,537          11,921,256            15,799,592           7,444,147          8,549,534
Net income                 5,297,991           7,073,560             9,396,301           4,421,823          5,044,225
Earnings per
 common share:
Basic                   $        .61        $        .81          $       1.19        $        .57        $       .65

Diluted                 $        .52        $        .69          $        .97        $        .52        $       .65

                          FEBRUARY            FEBRUARY             FEBRUARY          FEBRUARY          FEBRUARY
                          28, 1998            28, 1997             29, 1996          28, 1995          28, 1994
                          --------            --------             --------          --------          --------

BALANCE SHEET
  DATA:

Working capital          $75,217,607        $51,941,472          $57,954,434        $36,328,941       $23,792,512
Total assets              99,641,428         74,783,314           75,459,586         51,972,606        37,448,040
Long-term debt            32,790,395         15,523,483           27,094,030         20,580,613         9,339,195
Shareholders'
  equity                  51,542,045         46,950,735           37,617,703         22,541,916        18,051,985


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Introduction:

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("NUM"), NIC Components Corp. ("NIC") and Nu Horizons International Electronics Corp. ("International"), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEM's") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEM's and other distributors nationally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks.

         Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEM's.

         In March 1998, subsequent to the fiscal year end, the Company formed another wholly-owned subsidiary, NIC Eurotech, Ltd., which then began foreign operations in the United Kingdom.

         The financial information presented herein includes: (i) Balance sheets as of February 28, 1998, and February 28, 1997; (ii) Statements of income for the twelve month periods ended February 28, 1998, February 28, 1997 and February 29, 1996; (iii) Statements of cash flows for the twelve month periods ended February 28, 1998, February 28, 1997 and February 29, 1996; and (iv) Consolidated changes in shareholders' equity for the twelve month periods ended February 28, 1998, February 28, 1997 and February 29, 1996.

         Fiscal Year 1998 versus 1997

         Results of Operations:

         Net sales for the year ended February 28, 1998 aggregated $233,325,408 as compared to $216,612,707 for the year ended February 28, 1997, an increase of 7.7%. Management attributes this moderate increase in sales for the period entirely to the core semiconductor distribution business which experienced excess inventory levels at the semiconductor manufacturing (supplier) level evidenced by reduced unit pricing in spite of substantial increases in unit demand resulting in only moderate increases in sales dollar volume. Management believes that this situation is temporary and is now in the process of correction; however, no assurance can be given in this regard.

         Gross profit margin as a percentage of net sales was approximately 21.8% for the year ended February 28, 1998 as compared to 22.4% for the year ended February 28, 1997. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace, for both semiconductors and passive components, during the period and a greater volume of larger orders at lower gross profit margins. Although the Company expects that these conditions will not continue, as long as current market trends prevail, no assurances can be given in this regard.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Fiscal Year 1998 versus 1997 (Continued)

         Results of Operations (continued):

         Operating expenses increased by $5,259,512 to $40,133,422 for the year ended February 28, 1998 from $34,873,910 for the year ended February 28, 1997, an increase of approximately 15.1%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $3,328,000 or approximately 63.3% of the increases were for personnel related costs commissions, salaries, travel and fringe benefits. During fiscal 1998 the Company decided to continue to pursue a policy of upgrading and enlarging its sales and sales support staff to support anticipated future growth in the near as well as more distant future. Increased sales levels in the second, third and fourth quarters of fiscal 1997 did not meet expectations. The Company continues to believe in this strategy for long-term growth and expects market conditions to undergo a correction in the near future although no assurances can be given in this regard. The remaining increase of approximately $1,931,000 or approximately 36.7% of the total increment is a result of increases in various other operating expenses primarily due to increased overhead from the Company's new corporate headquarters and distribution facility.

         Interest expense increased by $22,071 from $1,701,092 for the year ended February 28, 1997 to $1,723,163 for the year ended February 28, 1998. This relative stability was primarily due to the interest on higher average levels of bank debt being offset by more favorable interest rates.

                                               INTEREST COSTS
                                               FOR THE FISCAL
                                                 YEARS ENDED
                                     ---------------------------------
                                        February          February
                                        28, 1998          28, 1997
                                     --------------     --------------
         Revolving Bank Credit          $1,140,796        $1,116,340
         Sub. Convert. Notes               582,367           584,752
         Total Interest Expense         $1,723,163        $1,701,092
                                     ==============     ==============


         Net income for the year ended February 28, 1998, was $5,297,991 or $.52 per share, diluted, as compared to $7,073,560 or $.69 per share diluted, for the year ended February 28, 1997. The decrease in earnings is primarily due to increased operating expenses and the lack of commensurate increased sales volume.

         Results of Operations:

         Fiscal Year 1997 versus 1996

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Fiscal Year 1997 versus 1996 (Continued)

         Results of Operations (continued):

         Operating expenses increased by $4,496,530 to $34,873,910 for the year ended February 28, 1997 from $30,377,380 for the year ended February 29, 1996, an increase of approximately 14.8%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $3,740,000 or approximately 83.2% of the increases were for personnel related costs commissions, salaries, travel and fringe benefits. The remaining increase of approximately $756,000 or approximately 16.8% of the total increment is a result of increases in various other operating expenses. Toward the latter part of fiscal 1996 and early in fiscal 1997, the Company decided to pursue a policy of upgrading and enlarging its sales and sales support staff to support anticipated future growth in the near as well as more distant future. Increased sales levels in the second, third and fourth quarters of fiscal 1997 did not meet expectations.

         Interest expense decreased by $325,625 from $2,026,717 for the year ended February 29, 1996 to $1,701,092 for the year ended February 28, 1997. This decrease was primarily due to the interest on higher average levels of bank debt being more than offset by the lower amount of outstanding subordinated convertible debt (see Note 7 to the Consolidated Financial Statements).

                                               INTEREST COSTS
                                               FOR THE FISCAL
                                                YEAR ENDED

                                            February       February
                                            28, 1997       29, 1996
                                         ------------------------------

         Revolving Bank Credit              $1,116,340     $  916,226
         Sub. Convert. Notes                   584,752      1,110,491
         Total Interest Expense             $1,701,092     $2,026,717
                                         ==============================

         Net income for the year ended February 28, 1997 was $7,073,560 or $.69 per share, diluted, as compared to $9,396,301 or $.97 per share diluted, for the year ended February 29, 1996. The decrease in earnings is primarily due to increased operating expenses and the lack of commensurate increased sales volume.

         Liquidity and Capital Resources:

         Fiscal Year 1998 versus 1997

         The Company ended its 1998 fiscal year with working capital and cash aggregating approximately $75,218,000 and $4,334,000, respectively at February 28, 1998 as compared to approximately $51,941,000 and $946,000 respectively, at February 28, 1997. The Company's current ratio at February 28, 1998, was 5.9:1. The Company believes that its financial position at February 28, 1998, will enable it to take advantage of any new opportunities that may arise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Fiscal Year 1998 versus 1997 (Continued)

         Liquidity and Capital Resources (continued):

         On May 23, 1997, the Company entered into a new unsecured revolving line of credit, which currently provides for maximum borrowings of $35,000,000 through May 23, 2001 with two banks. At February 28, 1998, $25,300,000 was outstanding under this line of credit as compared to $8,000,000 at February 28, 1997.

         In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of February 28, 1998, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

         The Company anticipates that its resources provided by its cash flow from operations and its bank lines of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

         Impact of Year 2000 Issue:

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant, and as such this issue is not expected to have a material effect on the operations of the Company. Nevertheless, the Company cannot predict the effect of the year 2000 problem on the vendors, customers and other entities with which the Company transacts business, or with whose products the Company's products interact and there can be no assurance that the effect of the year 2000 issue on such entities will not adversely effect the Company's operations.

         Inflationary Impact:

         Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

         Other:

         Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could case actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company's products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, the economic conditions in the semiconductor industry and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

To The Board of Directors
Nu Horizons Electronics Corp.
Melville, New York

     We have audited the accompanying consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 1998 and 1997, and the consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended February 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements, referred to the above, present fairly in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 28, 1998 and February 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.


                                                    /s/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------
                                                        LAZAR LEVINE & FELIX LLP



New York, New York
May 18, 1998

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                -ASSETS-                February        February
CURRENT ASSETS:                                         28, 1998        28, 1997
                                                     -----------     -----------
Cash                                                 $ 4,333,669     $   946,084
Accounts receivable-net of allowance for doubtful
     Accounts of $2,362,722 and $2,192,079
     For 1998 and 1997, respectively                  37,351,029      30,636,645
Inventories                                           44,004,890      29,764,570
Prepaid expenses and other current assets              4,837,007       2,903,269
                                                     -----------     -----------
TOTAL CURRENT ASSETS                                  90,526,595      64,250,568

PROPERTY, PLANT AND EQUIPMENT  NET
(Notes 3 and 6)                                        6,359,775       7,550,356

OTHER ASSETS
Costs in excess of net assets acquired-net             1,752,332       1,909,256
Other assets (Note 4)                                  1,002,726       1,073,134
                                                     -----------     -----------
                                                     $99,641,428     $74,783,314
                                                     ===========     ===========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                      ------------------------------------

CURRENT LIABILITIES:
Accounts payable                                     $12,112,365     $ 7,931,500
Accrued expenses                                       3,196,623       4,186,802
Current portion of long-term debt (Note 6)                     -         190,794
                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                             15,308,988      12,309,096
                                                     -----------     -----------

LONG-TERM LIABILITIES:
Deferred income taxes (Note 9)                           431,395         222,148
Revolving credit line (Notes 5)                       25,300,000       8,000,000
Long-term debt (Note 6)                                        -         242,335
Subordinated convertible notes (Note 7)                7,059,000       7,059,000
                                                     -----------     -----------
TOTAL LONG-TERM LIABILITIES                           32,790,395      15,523,483
                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES
(Notes 5, 10, 11 and 12)

SHAREHOLDERS' EQUITY (Note 8):
Preferred stock, $1 par value, 1,000,000
    Shares authorized; none issued or outstanding
Common stock, $.0066 par value, 20,000,000
    Shares authorized;  8,753,076 and 8,732,299
    shares issued and outstanding for 1998 and 1997,
     respectively                                         57,770          57,633
Additional paid-in capital                            19,042,230      18,938,984
Retained earnings                                     33,532,009      28,234,018
                                                     -----------     -----------
                                                      52,632,009      47,230,635
Less:  loan to ESOP (Note 10)                          1,089,964         279,900
                                                      51,542,045      46,950,735
                                                     -----------     -----------

                                                     $99,641,428     $74,783,314
                                                     ===========     ===========

                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                          FOR THE YEAR ENDED
                                               ---------------------------------------------------------------------
                                                     FEBRUARY                  FEBRUARY                 FEBRUARY
                                                     28, 1998                  28, 1997                 29, 1996
                                               -------------------       ------------------       ------------------

NET SALES                                             $233,325,408             $216,612,707             $202,803,184
                                               -------------------       ------------------       ------------------

COSTS AND EXPENSES:

     Cost of sales (Note 12)                           182,531,083              168,124,583              154,602,036
     Operating expenses                                 40,133,422               34,873,910               30,377,380
     Interest expense                                    1,723,163                1,701,092                2,026,717
     Interest income                                        (9,797)                  (8,134)                  (2,541)
                                                       224,377,871              204,691,451              187,003,592
                                               -------------------       ------------------       ------------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                         8,947,537               11,921,256               15,799,592

     Provision for income taxes (Note 9)                 3,649,546                4,847,696                6,403,291
                                               -------------------       ------------------       ------------------

NET INCOME                                            $  5,297,991             $  7,073,560             $  9,396,301
                                               ===================       ==================       ==================

EARNINGS PER SHARE (Note 2i):

     Basic                                            $        .61             $        .81             $       1.19
                                               ===================       ==================       ==================

     Diluted                                          $        .52             $        .69             $        .97
                                               ===================       ==================       ==================



                See notes to consolidated financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER S' EQUITY
          -----------------------------------------------------------


                                                              ADDITIONAL                                        TOTAL
                                                   COMMON       PAID-IN       RETAINED        LOAN TO       SHAREHOLDERS'
                                       SHARES       STOCK       CAPITAL       EARNINGS          ESOP            EQUITY
                                    ------------  ---------  -------------  -------------  -------------   --------------
Balance at February 28, 1995          7,732,051    $51,032    $10,726,727    $11,764,157    $       -         $22,541,916

Exercise of stock options                24,420        161         99,175              -              -            99,336
Conversion of subordinated
  convertible notes                     666,666      4,400      5,995,600              -              -         6,000,000
Loan to ESOP                                  -          -              -              -       (559,800)         (559,800)
Repayment from ESOP                           -          -              -              -        139,950           139,950
Net income                                    -          -              -      9,396,301              -         9,396,301
                                    ------------  ---------  -------------  -------------  -------------   --------------
Balance at February 29, 1996          8,423,137     55,593     16,821,502     21,160,458       (419,850)       37,617,703

Exercise of stock options                93,495        617        177,905              -              -           178,522
Conversion of subordinated
  convertible notes                     215,667      1,423      1,939,577              -              -         1,941,000
Repayment from ESOP                           -          -              -              -        139,950           139,950
Net income                                    -          -              -      7,073,560              -         7,073,560
                                    ------------  ---------  -------------  -------------  -------------   --------------
Balance at February 28, 1997          8,732,299     57,633     18,938,984     28,234,018       (279,900)       46,950,735

Exercise of stock options                20,777        137        103,246              -              -           103,383
Loan to ESOP                                  -          -              -              -       (950,014)         (950,014)
Repayment from ESOP                           -          -              -              -        139,950           139,950
Net income                                    -          -              -      5,297,991              -         5,297,991
                                    ------------  ---------  -------------  -------------  -------------   --------------
Balance at February 28, 1998          8,753,076    $57,770    $19,042,230    $33,532,009    $(1,089,964)      $51,542,045
                                    ============  =========  =============  =============  =============   ==============



                See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                            FOR THE YEAR ENDED
                                                -----------------------------------------------------------------------
                                                      FEBRUARY                  FEBRUARY                  FEBRUARY
                                                      28, 1998                  28, 1997                  29, 1996
                                                -------------------       -------------------       -------------------

INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS:

Cash flows from operating activities:
        Cash received from customers                  $ 226,296,024             $ 215,279,744             $ 192,949,945
        Cash paid to suppliers and employees           (232,653,486)             (197,159,875)             (196,045,525)
        Interest received                                     9,797                     8,134                     2,541
        Interest paid                                    (1,723,163)               (1,701,092)               (2,026,717)
        Income taxes paid                                (4,511,763)               (1,677,850)               (6,034,790)
                                                -------------------       -------------------       -------------------
               Net cash provided (used) by
                  operating activities                  (12,582,591)               14,749,061               (11,154,546)
                                                -------------------       -------------------       -------------------

Cash flows from investing activities:
        Capital expenditures                             (1,176,904)               (4,936,512)               (1,055,558)
        Purchase of stock for ESOP                         (950,014)                        -                  (559,800)
        Proceeds from sale of building                    1,126,840                         -                         -
                                                -------------------       -------------------       -------------------
               Net cash (used) by investing
                        activities                       (1,000,078)               (4,936,512)               (1,615,358)
                                                -------------------       -------------------       -------------------

Cash flows from financing activities:
        Borrowings under revolving credit line           51,650,000                21,150,000                65,000,000
        Repayments under revolving credit line          (34,350,000)              (30,450,000)              (52,100,000)
        Principal payments of long-term debt               (433,129)                 (619,254)                 (413,884)
        Proceeds from exercise of employee
          stock options                                     103,383                   178,522                    99,336
        Proceeds from long-term debt                              -                         -                   559,800
                                                -------------------       -------------------       -------------------
               Net cash provided by (used in)
                        financing activities             16,970,254                (9,740,732)               13,145,252
                                                -------------------       -------------------       -------------------

Net increase in cash and cash equivalents                 3,387,585                    71,817                   375,348
Cash and cash equivalents, beginning of year                946,084                   874,267                   498,919
                                                -------------------       -------------------       -------------------

Cash and cash equivalents, end of year                $   4,333,669             $     946,084             $     874,267
                                                ===================       ===================       ===================



                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------

                                                                          FOR THE YEAR ENDED
                                                  ------------------------------------------------------------------
                                                     FEBRUARY                 FEBRUARY                  FEBRUARY
                                                     28, 1998                 28, 1997                 29, 1996
                                                  ----------------      -------------------       ------------------

RECONCILIATION OF NET INCOME TO
NET CASH FROM OPERATING
ACTIVITIES:

Net income                                            $  5,297,991              $ 7,073,560             $  9,396,301
                                                  ----------------      -------------------       ------------------

Adjustments to reconcile net income to net cash provided (used) by operating activities:

        Depreciation and amortization                    1,488,057                1,238,967                1,169,816
        Bad debts                                          315,000                  701,500                  635,000
        Contribution to ESOP (compensation)                139,950                  139,950                  139,950
              Loss on sale of building                      60,871                        -                        -
Changes in assets and liabilities:
        (Increase) in accounts receivable               (7,029,384)              (1,332,963)              (9,853,239)
        (Increase) decrease in inventories             (14,240,320)               7,044,345              (14,553,370)
        (Increase) decrease in prepaid
          expenses and other current assets             (1,933,738)              (1,889,346)                 623,688
        (Increase) in other assets                         (80,951)                 (77,902)                 (77,969)
        Increase  in accounts payable
                 and accrued expenses                    3,190,686                1,964,667                1,666,050
        Increase (decrease) in income taxes                      -                 (220,288)                 212,545
        (Decrease) in other current liabilities                  -                        -                  (43,686)
        (Decrease) increase in deferred taxes              209,247                  106,571                 (469,632)
        Total adjustments                              (17,880,582)               7,675,501              (20,550,847)
                                                  ----------------      -------------------       ------------------

Net cash provided (used) by operating activities      $(12,582,591)             $14,749,061             $(11,154,546)
                                                  ================      ===================       ==================

NON-CASH FINANCING ACTIVITIES:

        During the year ended February 29, 1996, the subordinated debt-holder (see Note 7) converted $6,000,000 of debt into 666,666 shares of the Company's common stock.

        During the year ended February 28, 1997, the subordinated debt-holder (see Note 7) converted $1,941,000 of debt into 215,667 shares of the Company's common stock.


                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1998
                      -----------------------------------

1.  ORGANIZATION:

    Nu Horizons Electronics Corp. and its subsidiaries, NIC Components Corp., and Nu Horizons International Corp., were incorporated in the State of New York on October 22, 1982, November 8, 1982, and December 8, 1986, respectively. Nu Visions Manufacturing, Inc. was incorporated in the State of Massachusetts on August 9, 1991. On April 15, 1987, Nu Horizons Electronics Corp. was reincorporated in the State of Delaware. On April 18, 1994, Nu Horizons/Merit Electronics Corp. was incorporated in the State of Delaware, for the express purpose of acquiring the business of Merit Electronics Corp. All companies are wholesale distributors throughout the United States or export distributors of electronic components, except for Nu Visions Manufacturing, which is a contract assembler of circuit boards and various electromechanical devices.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    b.  Use of Estimates:

        In preparing financial statements, in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

    c.  Concentration of Credit Risk/Fair Value:

        Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash and accounts receivable.

        The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institution and believes the Company's risk is negligible.

        Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

        The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items. The carrying amount of long-term debt also approximates fair value since the interest rates on these instruments approximate market interest rates.

    d.  Inventories:

        Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

    e.    Depreciation:

          Depreciation is provided using the straight-line method as follows:

               Office equipment                    5 years
               Furniture and fixtures              5 - 12 years
               Computer equipment                  5 years

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

          International has elected under Section 995 of the Internal Revenue Code to be taxed as an "Interest Charge Disc". Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International's untaxed income at February 28, 1998 approximates $3,000,000.

    g.    Goodwill:

          Costs in excess of net assets acquired are being amortized on a straight-line basis over fifteen years. As of February 28, 1998 and 1997, accumulated amortization of goodwill aggregated $601,542 and $444,618, respectively.

          The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

    h.    Cash and Cash Equivalents:

          For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

    i.    Earnings Per Common Share:

          Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128. In addition, prior period per share data has been restated in accordance with SFAS No. 128.

          The following average shares were used for the computation of basic and diluted earnings per share:


                         1998                1997                1996
                   ---------------     ---------------     ---------------

          Basic       8,753,076           8,732,299           7,903,839
          Diluted    10,898,859          10,818,859          10,410,699

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

    l.    Advertising and Promotion Costs:

          Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the three years ended February 28, 1998, such costs aggregated $774,000, $616,000 and $615,000, respectively.

    m.    New Accounting Pronouncements:

          SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

          SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997 and early adoption is encouraged. The Company will adopt this standard in the next fiscal year.

          See also Earnings Per Share, above.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

    n.    Impact of the Year 2000 Issue:

          The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations including among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant, and as such this issue is not expected to have a material effect on the operations of the Company.


3.  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment which is reflected at cost, consists of the following:


                                                         1998          1997
                                                      -----------   -----------
             Land                                     $         -   $   266,301
             Building and improvements                          -     1,747,930
             Furniture, fixtures and office
               equipment                                6,290,449     5,791,946
             Computer equipment                         3,016,739     2,476,185
             Assets held under capitalized leases         919,834       919,834
             Leasehold improvements                     1,254,364       984,146
                                                      -----------   -----------
                                                       11,481,386    12,186,342

             Less:  accumulated depreciation
               and amortization                         5,121,611     4,635,986
                                                      -----------   -----------

                                                      $ 6,359,775   $ 7,550,356
                                                      ===========   ===========

    Depreciation expense including depreciation of capitalized leases for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 aggregated $1,331,133, $825,960 and $756,808, respectively.

    During the current fiscal year the Company completed the sale of the land and building that served as its prior corporate headquarters.

4.  OTHER ASSETS:

    Other assets as of February 28, 1998 and February 28, 1997 consists of the following:

                                                         1998          1997
                                                      ----------    ----------

             Net cash surrender value  life insurance $  937,878    $  869,473
             Debt issue costs  net (Note 7)                    -       151,359
             Other                                        64,848        52,302
                                                      ----------
                                                      $1,002,726    $1,073,134
                                                      ==========    ==========

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

5.  REVOLVING CREDIT LINE:

    On May 23, 1997 the Company entered into a new unsecured revolving line of credit with two banks, which currently provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001. Direct borrowings under lines of credit were $25,300,000 and $8,000,000 at February 28, 1998 and February 28, 1997, respectively. The credit agreement contains various covenants including certain restrictions on the payment of cash dividends without the bank's consent. As of the end of the fiscal year, the Company met all of the required covenants.

6.  LONG-TERM DEBT:

    Long-term debt consists of the following:

                                                       1998       1997
                                                    ----------  --------

    Term loan payable to bank, due in monthly
    installments of $9,321 plus interest at
    the bank's prime rate to March 31, 2000         $     -     $354,182


    Various capitalized equipment leases,
    interest rates ranging from
    6.78% to 8.38%, maturing in 1997 and 1998.            -       78,947
                                                    ----------  ---------
                                                                 433,129
    Less:  current portion                                -      190,794
                                                    ----------  ---------
                                                    $     -     $242,335
                                                    ==========  =========


    The term loan payable was secured by a pledge of the shares of the common stock of the Company purchased with the proceeds of the loans (See Note 10). Other equipment loans were secured by the specific equipment acquired.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

7.  SUBORDINATED CONVERTIBLE NOTES:

    In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15, and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years.

    As of February 28, 1998, $7,941,000 of the notes had been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding which are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

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

    A summary of options granted and related information for the three years ended February 28, 1998 is as follows:


                                                                                          Weighted Average
                                                                            Options        Exercise Price
                                                                         -------------    ----------------

    Outstanding, February 28, 1995                                            717,415            $ 6.46
                   Granted                                                    323,000              9.33
                   Exercised                                                  (24,420)             4.07
                   Cancelled                                                  (23,023)             2.86
                                                                       --------------
    Outstanding, February 28, 1996                                            992,972              7.54

    Weighted average fair value of options granted during the year                               $ 4.50
                                                                                                 ======

                   Granted                                                    471,500              8.56
                   Exercised                                                  (93,495)             1.91
                   Canceled                                                   (68,750)            10.36
                                                                       --------------
    Outstanding, February 28, 1997                                          1,302,227              8.16

    Weighted average fair value of options granted during the year                               $ 4.39
                                                                                                 ======

                  Granted                                                     118,500              8.30
                  Exercised                                                   (20,777)             4.98
                  Canceled                                                    (38,500)            10.14
                                                                       --------------
    Outstanding, February 28, 1998                                          1,361,450              8.20
                                                                       ==============

    Weighted average fair value of options granted during the year                               $ 3.13
                                                                                                 ======

         Options exercisable:
         February 29, 1996                                                    159,945              7.35
         February 28, 1997                                                    381,377              7.86
         February 28, 1998                                                    673,825              7.52

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

8.  STOCK OPTIONS (continued):

    Exercise prices for options outstanding as of February 28, 1998 ranged from $5.41 to $14.83. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at February 28, 1998 are held by 44 individuals.

    The Company applies APB 25 and related Interpretations in accounting for the Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined using the fair value based method, as defined in SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                     1998        1997         1996
                                   ----------  ----------  ----------

    Net earnings:
      As reported                  $5,297,991  $7,073,560  $9,396,301
      Pro forma                     4,827,590   7,051,451   7,996,865
    Basic earnings per share:
      As reported                  $      .61  $      .81  $     1.19
    Pro forma                             .55         .81        1.01
    Diluted earnings per share:
      As reported                  $      .52  $      .69  $      .97
      Pro forma                           .47         .68         .83

    The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: expected volatility of 45.8%, 48.3% and 39.8%, respectively; risk free interest rate of 6.1%, 6.5% and 6.5% for 1998, 1997 and 1996, respectively; and expected lives of 1 to 5 years.

    The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts, as they do not include the effects of awards granted prior to 1995. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

9.  INCOME TAXES:

    The provision for income taxes is comprised of the following:


                             February       February       February
                             28, 1998       28, 1997       29, 1996
                            ----------     ----------     ----------

    Current:
      Federal               $3,103,097     $4,213,767     $5,082,876
      State and Local          655,559        900,193      1,107,016
    Deferred:
      Federal                  (74,103)      (221,867)       178,923
      State                    (35,007)       (44,397)        34,476
                                           ----------     ----------
                            $3,649,546     $4,847,696     $6,403,291
                            ==========     ==========     ==========

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

9.  INCOME TAXES (continued):

    The components of the net deferred income tax liability, pursuant to SFAS 109, as of February 28, 1998 and February 28, 1997 are as follows:

                                               1998                1997
                                           ------------        ------------
    Deferred Tax Assets:
      Accounts Receivable                  $   708,610         $   679,600
      Inventory                                100,300             162,400
                                           -----------         -----------
      Total Deferred Tax Assets                808,910             842,000
                                           -----------         -----------

    Deferred Tax Liabilities
      Fixed Assets                            (184,500)           (112,148)
      Income of Interest Charge DISC        (1,055,805)           (952,000)
      Total Deferred Tax Liabilities        (1,240,305)         (1,064,148)
                                           -----------         -----------

    Net Deferred Tax Liabilities           $  (431,395)        $  (222,148)
                                           ===========         ===========

    The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                             1998         1997          1996
                                          ---------     ---------    -----------
    Statutory rate                           35.0%        35.0%         35.0%
    State and local taxes                     7.1          7.0           6.5
    Other                                    (1.3)        (1.3)         (1.0)
                                             -----        -----         -----

    Effective tax rate                       40.8%        40.7%         40.5%
                                             =====        =====         =====

10. EMPLOYEE BENEFIT PLANS:

    On January 13, 1987, the Company's Board of Directors approved the termination of the Company's pension plan and approved the adoption of an employee stock ownership plan (ESOP) to replace the terminated pension plan. The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company's common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 28, 1998 aggregated $139,950 for each year.

    On October 31, 1997, the Company, on behalf of the ESOP, entered into an additional credit agreement with a bank which provides for a $3,000,000 revolving line of credit at the bank's prime rate until October 31, 2001. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 1998, there were no direct borrowings outstanding under the ESOP line of credit.

    In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company's contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 1998 were $220,403, $111,585 and $90,243, respectively.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

11. COMMITMENTS:

    (a) On September 13, 1996, the Company signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a continually renewing five year term. The Contracts specify a base salary of $226,545 for each officer, which shall be increased each year by the change in the consumer price index, and also entitle each of the officers to an annual bonus equal to 3.33% (10% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. The Contracts also provide for certain payments of the executives' salaries, performance bonuses and other benefits in event of death or disability of the officer for the balance of the period covered by the agreement.

    (b) In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. In mid- 1997, the Company moved its executive offices and distribution operation to the facility. The lease term is from December 17, 1996 to December 16, 2008 at an annual base rental of $601,290 and provision for a 4% annual escalation in each of the last ten years of the term. The Company also leases certain other office, warehouse and other properties which leases include various escalation clauses, renewal options, etc. Aggregate minimum rental commitments under noncancelable operating leases are as follows:


                Fiscal 1999                     $1,601,614
                Fiscal 2000                      1,502,220
                Fiscal 2001                      1,342,167
                Fiscal 2002                        935,134
                Fiscal 2003                        683,296
                Thereafter                       4,243,090

          Rent expense was $1,459,325, $712,548, and $587,079 for each of the prior three years in the period ending February 28, 1998.

    (c) The Company has signed a four-year consulting agreement with the former owner of Merit Electonics that commenced on April 29, 1994 and terminates on April 28, 1998. The agreement provides for the consultant to perform advisory services to Nu Horizons/Merit and to receive consulting fees of approximately $665,000 per annum.


12. MAJOR SUPPLIERS:

    For the year ended February 28, 1998, the Company purchased inventory from one supplier that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $18,872,000.

    For the year ended February 28, 1997, the Company purchased inventory from one supplier that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $21,385,000.

    For the year ended February 29, 1996, the Company purchased inventory from two suppliers that were in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $33,505,000.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

13. BUSINESS SEGMENT INFORMATION:

    The Company's operations have been classified into two business segments:
    Electronic component distribution and industrial contract manufacturing. The component distribution segment includes the resale of active and passive components to various original equipment manufacturers and distributors. The industrial contract-manufacturing segment consists of a subsidiary, which provides electronic circuit board and harness assembly services to original equipment manufacturers. This segment began operations in September 1991.

    Summarized financial information by business segment for fiscal 1998 and 1997 is as follows:


                                                    1998            1997
-----------------------------------------------------------------------------
Net sales:

  Electronic Component Distribution               $221,217,251   $206,417,667
  Industrial Contract Manufacturing                 12,108,157     10,195,040
-----------------------------------------------------------------------------
                                                  $233,325,408   $216,612,707


Operating income (loss):

  Electronic Component Distribution               $  9,430,055   $ 13,019,791
  Industrial Contract Manufacturing                  1,230,848        594,423
-----------------------------------------------------------------------------
                                                  $ 10,660,903   $ 13,614,214
-----------------------------------------------------------------------------

Total assets:

  Electronic Component Distribution               $ 95,519,254   $ 70,577,102
  Industrial Contract Manufacturing                  4,122,174      4,206,212
-----------------------------------------------------------------------------
                                                  $ 99,641,428   $ 74,783,314
-----------------------------------------------------------------------------

Depreciation and amortization:

  Electronic Component Distribution               $  1,201,732   $    978,684
  Industrial Contract Manufacturing                    286,325        260,283
-----------------------------------------------------------------------------
                                                  $  1,488,057   $  1,238,967
-----------------------------------------------------------------------------

Capital expenditures (including capital leases):


  Electronic Component Distribution               $    983,419   $  4,566,196
  Industrial Contract Manufacturing                    193,485        370,316
-----------------------------------------------------------------------------
                                                  $  1,176,904   $  4,936,512
-----------------------------------------------------------------------------

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1998 (CONTINUED)
                -----------------------------------------------

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                 THREE MONTH PERIOD ENDED
                     -------------------------------------------------

                      FEBRUARY      NOVEMBER      AUGUST        MAY
                       28,1998      30, 1997     31, 1997     31, 1997
                     -----------  -----------  -----------  -----------

NET SALES            $62,347,646  $60,013,458  $56,798,598  $54,165,706
                     -----------  -----------  -----------  -----------

COST OF SALES         48,671,746   47,065,156   44,570,929   42,223,252
                     -----------  -----------  -----------  -----------

OPERATING AND
INTEREST EXPENSES     11,284,786   10,754,379   10,382,809    9,424,814
                     -----------  -----------  -----------  -----------

PROVISION FOR
INCOME TAXES             972,310      888,540      773,444    1,015,252
                     -----------  -----------  -----------  -----------

NET INCOME           $ 1,418,804  $ 1,305,383  $ 1,071,416  $ 1,502,388
                     ===========  ===========  ===========  ===========

BASIC EARNINGS
PER SHARE                   $.16         $.15         $.12         $.17
                     ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
NUMBER OF COMMON
AND COMMON
EQUIVALENT SHARES
OUTSTANDING            8,753,076    8,753,076    8,746,826    8,739,326
                     ===========  ===========  ===========  ===========

                                    THREE MONTH PERIOD ENDED


                      FEBRUARY     NOVEMBER      AUGUST        MAY
                       28,1997     30, 1996     31, 1996     31, 1996
                     -----------  -----------  -----------  -----------

NET SALES            $54,198,484  $53,958,639  $50,783,044  $57,672,540
                     -----------  -----------  -----------  -----------

COST OF SALES         42,071,313   41,894,971   39,411,875   44,746,424
                     -----------  -----------  -----------  -----------

OPERATING AND
INTEREST EXPENSES      9,517,539    9,138,969    9,103,283    8,807,077
                     -----------  -----------  -----------  -----------

PROVISION FOR
INCOME TAXES           1,084,131    1,182,805      916,658    1,664,102
                     -----------  -----------  -----------  -----------

NET INCOME           $ 1,525,501  $ 1,741,894  $ 1,351,228  $ 2,454,937
                     ===========  ===========  ===========  ===========

BASIC EARNINGS
PER SHARE                   $.17         $.20         $.15         $.29
                     ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
NUMBER OF COMMON
AND COMMON
EQUIVALENT SHARES
OUTSTANDING            8,732,299    8,732,299    8,732,299    8,423,137
                     ===========  ===========  ===========  ===========


REPORT OF MANAGEMENT

The management of Nu Horizons Electronics Corp. is responsible for the preparation of the consolidated financial statements in accordance with generally accepted accounting principles and for the integrity and objectivity of all the financial data included in this annual report. In preparing the financial statements, management makes informed judgments and estimates as to the expected effects of events and transactions currently being reported.

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

Lazar Levine & Felix LLP, the independent accountants, have been selected by the Board of Directors to examine the Company's financial statements. Their report appears herein.


BY:  /s/ PAUL DURANDO                     BY:  /s/ ARTHUR NADATA
     --------------------------------          -----------------------------
            Paul Durando                              Arthur Nadata
     Vice President, Finance and                      President and
             Treasurer                           Chief Executive Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

           The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three year period ending February 28, 1998.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

            NAME                   AGE    POSITION
            ----                   ---    --------

         Irving Lubman             59     Chief Operating Officer and Chairman
                                          of the Board

         Arthur Nadata             52     President, Chief Executive Officer
                                          and Director

         Richard S. Schuster       49     Vice-President, Secretary and
                                          Director

         Paul Durando              54     Vice President  Finance, Treasurer
                                          and Director

         Harvey R. Blau            62     Director

         Herbert M. Gardner        58     Director

         Dominic A. Polimeni       51     Director

           The Company's Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.


     Class I                          Class II                          Class III

(To Serve Until the               (To Serve Until the               (To Serve Until the
Annual Meeting of                  Annual Meeting of                 Annual Meeting of
Stockholders in 2000)            Stockholders in 1998)             Stockholders in 1999)
---------------------           -----------------------            --------------------
Paul Durando                        Harvey Blau (1)                    Irving Lubman
Herbert Gardner (1)             Dominic A. Polimeni (1)                Arthur Nadata
                                  Richard S. Schuster

         (1) Member of Compensation and Audit Committees

             All officers serve at the discretion of the Board. There are no family relationships among the directors and officers.

             Irving Lubman has been Chairman of the Board since October 1982 and Chief Operating Officer since September 1996. Mr. Lubman was Chief Executive Officer from October 1982 to September 1996. Mr. Lubman has been actively involved in electronic components' distribution since 1957, when he joined Milgray Electronics Corp., holding the position of sales manager until 1968. From 1968 through October 1982, when he joined the Company, Mr. Lubman was corporate vice president of Diplomat Electronics Corp., also a distributor of electronic components.

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

           Herbert M. Gardner has been a Director of the Company since May 1984. For more than the past five years, Mr. Gardner has been Senior Vice President of Janney Montgomery Scott Inc., investment bankers and Underwriter of the Company's May 1984 public offering. Mr. Gardner is Chairman of the Board of Supreme Industries Inc. and a director of Transmedia Network, Inc., TGC Industries Inc., Hirsch International Corp., American Country Holdings Company and Inmark Enterprises, Inc.

           Dominic A. Polimeni has been a Director of the Company since September 1997. Mr. Polimeni has been President, Chief Operating Officer and a Director of Questron Technology, Inc. since March 1995, and Chairman and Chief Executive Officer of Questron Technology, Inc. since February 1996. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. ("Arrow") for four (4) years. Mr. Polimeni also practiced as a Certified Public Accountant for more than 12 years and was a Partner in the New York office of Arthur Young and Company.

ITEM 11. EXECUTIVE COMPENSATION:

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the three other executive officers for the years ended February 28, 1998, February 28, 1997 and February 29, 1996.

                                  SUMMARY COMPENSATION TABLE



                                                                       Long Term
                                   Annual Compensation (1)             Compensation
                                   -----------------------             ------------
                                                               Securities
 Name of Principal      Fiscal                                 Underlying     All other (2)
   and Position          Year     Salary        Bonus          Options        Compensation
 -----------------      ------    ------        -----          ----------     -------------
Irving Lubman           1998     $236,789      $344,370              -            $16,781
COO, Chairman           1997      229,893       446,843        100,000             14,945
of the Board            1996      226,545       586,608         50,000             16,660

Arthur Nadata           1998     $236,789      $344,370              -            $31,374
President and           1997      229,893       446,843        100,000             18,457
CEO                     1996      226,545       586,608         50,000             22,357

Richard Schuster        1998     $236,789      $344,370              -            $18,922
Vice President          1997      229,893       446,843        100,000             16,222
Secretary and           1996      226,545       586,608         50,000             17,663
President, NIC
Components Corp.

Paul Durando            1998     $138,942      $ 25,827         15,000            $ 1,389
Vice President,         1997      130,000        33,514         20,000              1,500
Finance and             1996      125,000        45,000         20,000              1,250
Treasurer


                     SUMMARY COMPENSATION TABLE  Footnotes


         (1) No Other Annual Compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

         (2) The amounts disclosed in this column include the Company's contributions on behalf of the named executive officer to the Company's 401(k)-retirement plan in amounts equal to a maximum of 1% of the executive officer's annual salary and, for Messrs. Lubman, Nadata and Schuster contributions to life insurance policies where the Company is not the beneficiary, and the cost to the Company of the non-business use of Company automobiles used by executive officers.

         Employment Contracts

         On September 13, 1996 the Company signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a continually renewing five year term. The Contracts specify a base salary of $226,545 for each officer, which shall be increased each year by the change in the consumer price index, and also entitle each of the officers to an annual bonus equal to 3.33% (10% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. In the event the employee terminates his employment within six months after a change in control of the Company, he will receive a lump sum payment equal to three-quarters of the remaining compensation under his employment agreement. The Contracts also provide for certain payments of the executives' salaries, performance bonuses and other benefits in the event of death or disability of the officer for the balance of the period covered by the agreement.

         The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended February 28, 1998.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realizable Value
                                % of Total       Exercise                     at Assumed Annual Rates of
              Options         Options Granted      Price         Expiration   Stock Price Appreciation for
              Granted (1)     to Employees      ($ per share)       Date          Entire Term (2) (3)
              ----------      ---------------   -------------    ----------   ----------------------------
                                                                                 5%               10%
                                                                               -------           -------
P. Durando     15,000             15.2%            $8.56         9/18/02       $35,400           $78,450




               OPTIONS/SAR GRANTS IN LAST FISCAL YEAR  Footnotes

         (1) Options were granted for a term of five years, subject to earlier termination on termination of employment. Options become exercisable in four equal annual installments commencing one year from the date of grant.

         (2) These amounts represent assumed rates of appreciation, which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.

         (3) Potential Realizable Value is based on the assumed annual growth rates for the five-year option term. Annual growth of 5% results in a stock price of $10.92 per share and 10% results in a price of $13.79 per share for Mr. Durando on the shares granted at $8.56. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock as well as the option holder's continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Appreciation reported is net of exercise price.

         The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 1998 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END
                               OPTIONS/SAR VALUES




                                                                          Number of       Value of Unexercised
                                                                         Unexercised          In-the-Money
                                                                         Options/SARs         Options/SARs
                                                                          at FY End             at FY End
                                                                         ------------     --------------------

                          Shares Acquired                                Exercisable/         Exercisable/
                            on Exercise         Value Realized (1)      Unexercisable         Unexercisable
                          ---------------       ------------------      -------------         -------------

Irving Lubman                   -                      -                   161,488                     -
                                                                           137,162                     -

Arthur Nadata                   -                      -                   161,488                     -
                                                                           137,162                     -

Richard Schuster                -                      -                   161,488                     -
                                                                           137,162                     -

Paul Durando                    -                      -                    24,375                 $3,412
                                                                            41,875                     -


         (1) Market value less exercise price, before payment of applicable federal or state taxes.

         Directors who are not employees of the Company receive an annual fee of $2,000 for Board Membership and $500 for each Board of Directors or Committee meeting attended. There were three meetings of each of the Board of Directors and the Compensation Committee during the fiscal year ended February 28, 1998. Each director attended or participated in all of the meetings of the Board of Directors and the committees thereof on which he served, except for two directors, who attended two of three board meetings and one of two board and compensation meetings respectively.

         For the fiscal year ended February 28, 1998, there was one meeting of the Audit Committee. The Company's Audit Committee is involved in discussions with the Company's independent public accountants with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 1997, the Company had no standing Nominating Committee or any committee performing similar functions.

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

         Many of the Company's employees, including its executive officers, also are eligible to be granted stock options periodically in order to more directly align their interests with the long-term financial interest of the Company's stockholders.

RELATIONSHIP OF COMPENSATION TO PERFORMANCE

         The Compensation Committee annually establishes, subject to any applicable employment agreements, the salaries, which will be paid to the Company's executive officers during the coming year. In setting salaries, the Board of Directors takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock option plan maintained by the Company and its affiliates, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

         Stock options are granted to key employees, including the Company's executive officers, by the Compensation Committee of the Board of Directors under the Plans. Among the Company's executive officers, the number of shares subject to options granted to each individual generally depends upon his or her base salary and the level of that officer's management responsibility.

         During fiscal 1998, 15,000 options were granted to each outside director under the Company's Outside Director Stock Option Plan. Options to purchase 15,000 shares were granted to Mr. Durando under the Company's Stock Option Plan. Bonuses were paid to three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and on a discretionary basis to Paul Durando, the Company's Vice President, Finance and Director. This latter bonus was determined to be appropriate by the Compensation Committee in light of Mr. Durando's contributions to the Company's performance, his base salary level and the level of his management responsibilities.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The Company has entered into an employment agreement with Arthur Nadata, the Company's President and Chief Executive Officer, pursuant to which Mr. Nadata receives a base salary of $226,545, adjusted for CPI index increases, and an incentive bonus equal to three and thirty-three one-hundredths percent (3.33%) of the Company's consolidated pre-tax earnings. In this way, Mr. Nadata's cash compensation is tied directly to the Company's profitability.

                                              The Compensation Committee

                                              Herbert Gardner
                                              Harvey Blau
                                              Dominic Polimeni

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file report of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD.

         Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1998.

                        COMPANY STOCK PERFORMANCE GRAPH

         The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five year period (February 28, 1993 to February 28, 1998) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

                     COMPARE 5 YEAR CUMLATIVE TOTAL RETURN
                      AMONG NU-HORIZONS ELECTRONICS CORP.,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX



        Measurement Period             Nu Horizons                    NASDAQ
        (Fiscal Year Covered)        Electronics Corp.              Market Index               Peer Group
        --------------------------------------------------------------------------------------------------
            FYE 3/01/93                  $100.00                     $100.00                     $100.00
            FYE 2/28/94                   219.28                      127.41                      139.16
            FYE 2/28/95                   185.30                      121.65                      133.55
            FYE 2/29/96                   386.05                      167.97                      176.67
            FYE 2/28/97                   228.54                      201.61                      199.14
            FYE 2/28/98                   155.96                      274.20                      204.72



                     ASSUMES $100 INVESTED ON MARCH 1, 1993
                          ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING FEBRUARY 28, 1998

         Peer group includes All American Semiconductor, Arrow Electronics Inc., Avnet Inc., Bell Industries Inc., Bell Microproducts Inc., Jaco Electronics Inc., Kent Electronics Corp., Marshall Industries, Pioneer Standard Electronics and Reptron Electronics Inc.

         Key Employees Stock Incentive Plan:

           The Company has a Key Employees Stock Incentive Plan ("Plan"), approved by the stockholders in 1984, as amended in September 1987, which presently covers 712,765 shares of Common Stock. Options are currently outstanding for 197,450 shares and no shares are currently available for grant. The Plan is intended to provide an additional means of inducing executives and other "key salaried employees" of the Company (which is defined under Section 422A of the Internal Revenue
         Code) to join and remain with the Company by offering them a greater share of the Company's stock and a greater identification with the Company.

           The Board of Directors or a Committee, which may be appointed and maintained by the Board, shall have the power to administer the Plan. The Board or Committee has full power and authority: (i) to designate participants; (ii) to designate options or any portion thereof as Incentive Stock Options ("ISO"); (iii) to determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, provisions concerning the time or times when and the extent to which the stock options ("Options") and Stock Appreciation Rights ("SARs") may be exercised and the nature and duration of restrictions as to transferability or constituting substantial risk forfeiture; (iv) to accelerate the right to an optionee to exercise in whole or in part any previously granted ISO including any options modified to qualify as ISOs; and (v) to interpret the provisions and supervise the administration of the Plan. The Board has appointed the Compensation Committee to administer the Plan.

           The purchase price of each share subject to an Option or any portion thereof, which has been designated by the Board or the Committee as an ISO, shall not be less than 100% (or 110%, if at the time of grant the optionee owns more than 10% of the voting stock of the Company) in the case of options designated as ISOs or 85% in case of options not designated as incentive stock options, of the fair market value of such shares on the date the option is granted. In no event shall the option price be less than the par value of the stock.

         1994 Stock Option Plan:

           In September 1994, the Company's stockholders approved the 1994 Stock Option Plan (the "1994 Plan"), as amended in September 1996, under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,100,000 shares of the Company's Common Stock. The 1994 Plan is administered by the Compensation Committee, consisting of at least two members of the Board of Directors. The Compensation Committee, subject to provisions in the 1994 Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the 1994 Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant or 110% of such fair market value for options granted to any employee to or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. During fiscal 1998, 98,500 options were granted under the 1994 Plan with exercise prices of $8.56 and $5.88. Options are currently outstanding for 1,084,000 shares and 16,000 options are currently available for grant. No options to purchase shares granted under the 1994 Plan have been exercised.

           The Compensation Committee of the Board of Directors has the responsibility and authority to administer and interpret the provisions of the 1994 Plan. The Compensation Committee shall appropriately adjust the number of shares for which awards may be granted pursuant to the 1994 Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering or any change in capitalization. The Board may, from time to time, amend, suspend or terminate any or all of the provisions of the 1994 Plan, provided that, without the participant's approval, no change may be made which would prevent an ISO granted under the 1994 Plan from qualifying as an ISO under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or results in a modification of the ISO under Section 425(h) of the Code or otherwise alter or impair any right theretofore granted to any participant; and further provided that, without the consent and approval of the holders of a majority of the outstanding shares of Common Stock of the Company present at that meeting at which a quorum exists, neither the Board not the Committee may make any amendment which (i) changes the class of persons eligible for options;
         (ii) increases (except as provided under Section 1.6 of the 1994 Plan) the total number of shares or other securities reserved for issuance under the 1994 Plan; (iii) decreases the minimum option prices stated in Section 2.2 of the 1994 (other than to change the manner of determining Fair Market Value to conform to any then applicable provision of the Code or any regulation thereunder); (iv) extends the expiration date of the 1994 Plan, or the limit on the maximum term of options; or (v) withdraws the administration of the 1994 Plan from a committee consisting of two or more members, each of whom is a Disinterested Person. With the consent of the Participant affected thereby, the Committee may amend or modify any outstanding option in any manner not inconsistent with the terms of the 1994 Plan.

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

           Under the Director Plan, each non-employee Director ("Outside Director") received options to purchase 10,000 shares of Common Stock at a price of $8.25 per share (the price of shares of Common Stock on June 1, 1994) and on the June 1 of each subsequent year each non-employee director has or will be granted options to purchase 10,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "asked prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the Outside Director upon vesting.

         Summary of Fiscal 1998 Stock Option Grants:

           During fiscal 1998, the Company granted options to purchase 15,000 shares to Mr. Durando at a price of $8.56 per share and options to purchase 10,000 shares to each of Messrs. Blau and Gardner at at a price of $8.99 per share.

         Employee Stock Ownership Plan:

           In January 1987, the Company adopted an Employee Stock Ownership Plan ("ESOP" or "Plan") which covers substantially all of the Company's employees. The ESOP is managed by three Trustees, Messrs. Lubman, Nadata and Schuster (the "Trustees"), who vote the securities held by the Plan (other than securities of the Company which have been allocated to employees' accounts).

           The annual contributions to the Plan are to be in such amounts, as the Board of Directors in its sole discretion shall determine. Each employee who participates in the Plan has a separate account and the annual contribution by the Company to an employee's account is not permitted to exceed the lesser of $30,000 (or such other limit as may be the maximum permissible pursuant to the provisions of Section 415 of the Internal Revenue Code and Regulations issued hereunder) or 25% of such employee's annual compensation, as defined under the Plan. No contributions are required/of, nor shall any be accepted from, any employee.

           All contributions to the Plan are invested in the Company's securities (except for temporary investments), the Trustees having the right to purchase the Company's securities on behalf of employees. The Trustees are considered the stockholder for the purpose of exercising all owners' and stockholders' rights, with respect to the Company's securities held in the Plan, except for voting with respect to the Company's securities held in the Plan, except for voting rights which insure to the benefit of each employee who can vote all shares held in his account, even if said shares are not vested. Vesting is based upon an employee's years of service, employees generally becoming fully vested after six years.

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

           The Trustees are empowered to borrow funds for the purpose of purchasing the Company's securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In May, 1997 the Company, on behalf of the ESOP, entered into a revolving credit agreement with its bank which provides for a $3,000,000 revolving line of credit at the bank's prime rate until May 22, 2001. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 1998, the ESOP owned 446,487 shares at an average price of approximately $3.79 per share.

         401(k) Savings Plan

           The Company sponsors a retirement plan intended to be qualified under
         Section 401(k) of the Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($9,500 in calendar
         1997). Company contributions are discretionary. Effective with the plan year ended February 28, 1998, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee's salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee's service with Company, matching contributions by the Company are fully vested. As of February 28, 1998 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 28, 1998, the Company contributed approximately $220,404 to the plan, of which $8,457 was a matching contribution of $2,356 for each of Mr. Lubman, Mr. Nadata, Mr. Schuster and $1,389 for Mr. Durando.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

           The following table sets forth, as of May 1, 1998, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company's outstanding Common Stock, based on filings with the Commission; (ii) each Director, (iii) the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company; and (iv) all executive officers and Directors as a group.


                                   NAME                                     SHARES                   PERCENT
         -----------------------------------------------------    -----------------------      ----------------

         Paul Durando                                                   35,768 (1) (2)                 *
         Herbert M. Gardner                                             42,862 (3)                     *
         Harvey R. Blau                                                 37,075 (3)                     *
         Irving Lubman                                                 232,087 (4) (5)                2.1%
         Arthur Nadata                                                 472,247 (4) (5) (6)            4.3%
         Richard S. Schuster                                           491,650 (4) (5)                4.5%
         Dominic Polimeni                                                           0                  *
         All officers and directors as a group (7 persons)           1,311,689                        11.9%

         NOTES:
         ------

         (*) Less than 1% of the Company's outstanding stock.

         (1) Includes options exercisable within 60 days for 31,250 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.

         (2) Includes 4,518 shares of fully vested common stock owned through the Employee's Stock Ownership Plan, which include voting power.

         (3) Includes options exercisable within 60 days for 36,667 shares of common stock under the Company's Outside Director Stock Option Plan.

         (4) Includes options exercisable within 60 days for 186,150 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.

         (5) Includes 14,399 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These Officers are also Trustees of the Plan.

         (6) Includes 45,398 shares held by his children as to which Mr. Nadata disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

           Harvey R. Blau, a Director of the Company, is a member of Blau, Kramer, Wactlar & Lieberman, P.C., general counsels to the Company. For the fiscal year ended February 28, 1998, the Company paid $71,614 in legal fees to Blau, Kramer, Wactlar & Lieberman, P.C.

           For the fiscal year ended February 28, 1998, the Company received an aggregate $740,514 in respect of various electronic components sold to Procomponents, Inc. and PCI Manufacturing, two corporations in which Mitchell Lubman, Mr. Lubman's brother, is an officer and owns greater than ten percent equity interest.

           For the fiscal year ended February 28, 1998, the Company received an aggregate $589,676 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster's brother, is an officer and owns a greater than ten percent equity interest.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

 (a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

                                                                                                          Page
                                                                                                      -------------
         Independent Auditors' Report                                                                      F-1

         Consolidated Balance Sheets as of February 28, 1998 and February 28, 1997                         F-2

         Consolidated Statements of Income for the three years in the period ended February 28, 1998       F-3

         Consolidated Statements of Changes in Shareholders' Equity for the three years in the
         period ended February 28, 1998                                                                    F-4

         Consolidated Statements of Cash Flows for the three years in the period ended February 28,
         1998                                                                                              F-5

         Notes to Consolidated Financial Statements                                                        F-7

         Schedule II  Valuation and Qualifying Accounts and Reserves                                        34


 (a) (3) See exhibits required  Item (c) below

 (b)     No reports were filed by the Company on Form 8-K during the last quarter of the fiscal year.

 (c)     Exhibits


       EXHIBIT
       NUMBER                        DESCRIPTION
--------------------------------------------------------------------------------

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (c)    Exhibits (continued):

         EXHIBIT
         NUMBER                           DESCRIPTION
         -----------------------------------------------------------------------

          10.1 The Registrant's Key Employee Incentive Stock Option Plan, as amended (Incorporated by Reference to the Company's Registration statement on form S-8 Registration No. 33-20661).

          10.2 Agreement between the Company and Trustees relating to the Company's Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended February 28, 1987).

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (d)    Exhibits (continued):

         EXHIBIT
         NUMBER                           DESCRIPTION
--------------------------------------------------------------------------------

          10.11 Amendment No. 2 to Amended and Restated Revolving Credit Agreement and Tenth Amendment to Revolving Credit and Term Loan Agreement dated as of November 29, 1995, between the Company and National Westminster bank, USA. (Incorporated by Reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10Q for the quarter ended November 30, 1995).

          10.12 Amendment No. 3 to Amended and Restated Revolving Credit Agreement and Eleventh Amendment to Revolving Credit and Term Loan Agreement dated as of November 30, 1995, between the Company and National Westminster Bank, USA. (Incorporated by Reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10Q for the quarter ended November 30, 1995).

          10.13 Amendment No. 4 to Amended and Restated Revolving Credit Agreement and Twelfth Amendment to Revolving Credit and Term Loan Agreement dated as of April 8, 1996, between the Company and NatWest Bank N.A. (formerly known as National Westminster Bank, USA). (Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10K for the fiscal year ended February 28, 1997).

          10.14 Amendment No. 5 to Amended and Restated Revolving Credit Agreement and Thirteenth Amendment to Revolving Credit and Term Loan Agreement dated as of June 10, 1996, between the Company and Fleet Bank, N.A., formerly known as NatWest Bank N.A., formerly known as National Westminster Bank USA. (Incorporated by Reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10Q for the quarter ended May 31,
                  1996).

          10.15 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

          10.16 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Arthur Nadata. (Incorporated by Reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

          10.17 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Richard Schuster. (Incorporated by Reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31,
                  1996).

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (e)    Exhibits (continued):

         EXHIBIT
         NUMBER                       DESCRIPTION
--------------------------------------------------------------------------------

          10.18 Revolving Credit Agreement dated May 23, 1997, between the Company and two banks, Mellon Bank, N.A. and KeyBank National Association.

          10.19 Indemnity Agreements Dated May 23, 1997 between the Company and Messrs. Blau, Durando, Gardner, Lubman, Nadata and Schuster

           11.    Computation of Per Share Earnings

           22.    The following is a list of the Company's subsidiaries:

                                                                 State of
                           Name                                Incorporation
                  -----------------------------------       --------------------

                  NIC Components Corp.                         New York
                  NIC Eurotech Limited                         United Kingdom
                  Nu Horizons International Corp.              New York
                  Nu Visions Manufacturing, Inc.               Massachusetts
                  Nu Horizons/Merit Electronics Corp.          Delaware
                  Nu Horizons Eurotech Limited                 United Kingdom

           23.    Accountant's Consent

           27.    Financial Data Schedule

           99.    Additional Exhibit

           24.  Accountant's Consent
                --------------------



           We consent to the incorporation by reference in Registration Statement numbers 33-11032, 33-20661, 33-88952 and 33-88958 on Form
           S-8 of our opinion dated May 18, 1998 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation's annual report on Form 10-K for the fiscal year ended February 28, 1998.



                                              /s/ LAZAR LEVINE & FELIX LLP
                                        ---------------------------------------
                                                LAZAR LEVINE & FELIX LLP
                                              Certified Public Accountants


           New York, New York
           May 22, 1998

      99.  Additional Exhibit:
           -------------------

        The following undertakings are incorporated by reference into the Company's Registration Statement on Form S-8 (Registration Nos. 33-11032, 22-20661, 33-88952 and 33-88958).

       (a) The undersigned registrant hereby undertakes:

           (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

              (i) To include any prospectus required by section 10(a) (3) of the Securities Act of 1933;

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

              Provided, however, that paragraphs (a) (1) (i) and (a) (1) (ii) do not apply if the registration statement is on Form S-3 or Form S-8, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to section 13 periodic reports filed by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

           (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

           (3) To remove from registration by means of a post-effective amendment any of the securities being registered, which remain, unsold at the termination of the offering.

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

             ------------------

       (f) (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended with 120 days prior to the use of the prospectus, the annual report for the fiscal year will be furnished to each such employee.

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

            (3) Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted promptly, without charge, to any participant annual report of the plan filed pursuant to section 15(d) of the Securities Exchange Act of 1934 (Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered pursuant to paragraph (1) or
            (2) of this undertaking, additional delivery shall not be required.

            (4) If the registrant is a foreign private issuer, eligible to use Form 20-F, then the registrant shall undertake to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given, a copy of the registrant's latest filing on Form 20-F in lieu of the annual report to stockholders.

              (i) Insofar as indemnification for liabilities arising under the Securities Act of 1933, may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the act and will be governed by the final adjudication of such issue.

SCHEDULE II

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                     SCHEDULE II--VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                      Three Years Ended February 28, 1998


                               Balance at             Additions
                                Beginning          charged to costs                                   Balance at end
      Description               of period            and expenses            Deductions (A)              of period
      -----------             -----------          ----------------          -------------            --------------

Valuation account
 deducted in the
 balance sheet from
 the asset to which
 it applies:
   Allowance for
   doubtful accounts-
   accounts receivable

        1998                     $2,192,079                 $315,000                 $144,357               $2,362,722
                            ===============     ====================     ====================      ===================

        1997                     $1,509,802                 $701,500                 $ 19,223               $2,192,079
                            ===============     ====================     ====================      ===================

        1996                     $  898,359                 $635,000                 $ 23,557               $1,509,802
                            ===============     ====================     ====================      ===================

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

                                     NU HORIZONS ELECTRONICS CORP.
                                            (Registrant)

                                 By: /s/ ARTHUR NADATA
                                     -----------------------------------------
                                     Arthur Nadata,
                                     President (Principal Operating Officer)

                                 By: /s/ PAUL DURANDO
                                     -----------------------------------------
                                     Vice President, Finance
                                     (Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        SIGNATURE                    CAPACITY                       DATE
        ---------                    --------                       ----

By:   /s/ IRVING LUBMAN         Chairman of The Board,           May 22, 1998
    -------------------------   Chief Operating Officer
      Irving Lubman

By:   /s/ ARTHUR NADATA         President, Chief Executive       May 22, 1998
    -------------------------   Officer and Director
      Arthur Nadata

By:   /s/ RICHARD SCHUSTER      Vice President, Secretary        May 22, 1998
    -------------------------   and Director
      Richard Schuster

By:   /s/ PAUL DURANDO          Vice President, Finance,         May 22, 1998
    -------------------------   Treasurer and Director
      Paul Durando

By:   /s/ HARVEY R. BLAU               Director                  May 22, 1998
    -------------------------
      Harvey R. Blau

By:   /s/ HERBERT M. GARDNER           Director                  May 22, 1998
    -------------------------
      Herbert M. Gardner

By:   /s/ DOMINIC A. POLIMENI          Director                  May 22, 1998
    -------------------------
      Dominic A. Polimeni

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        -------------------------------

                                 EXHIBIT INDEX

                                      to

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        -------------------------------

                         NU HORIZONS ELECTONICS CORP.

            (Exact Name of Registrant as Specified in Its Charter)


EXHIBIT
NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------

11                   Computation of Per Share Earnings

27A                  Financial Data Schedule