Form 10-Q
period 1998-05-31
NU HORIZONS ELECTRONICS CORP
filed 1998-07-13
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarter Ended                         Commission file number
          May 31, 1998                                    1-8798
---------------------------------           -----------------------------------

                         Nu Horizons Electronics Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter

             Delaware                                    11-2621097
-------------------------------------    --------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization                     Identification No.)

  70 Maxess Road, Melville, New York                        11747
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X            NO
                                               _               ___

  Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


      Common Stock  Par Value $ .0066                    8,753,076
-----------------------------------------  ------------------------------------
                  Class                              Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                                     INDEX
                                     -----



PART I.    Financial Information                                                    Page(s)
ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets -
               May 31, 1998 (unaudited) and February 28, 1998                        3.

               Consolidated Condensed Statements of Income (unaudited) -
               Three Months Ended May 31, 1998 and 1997                              4.

               Consolidated Condensed Statements of Cash Flows (unaudited) -
               Three Months Ended May 31, 1998 and 1997                              5. -6.

               Notes to Interim Consolidated Condensed Financial
               Statements (unaudited)                                                7. -8.

 ITEM 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9. -11.

PART II.   Other Information                                                         12.

 SIGNATURES                                                                          13.

 INDEX TO EXHIBITS                                                                   14.

Exhibit 10.20          -  First Amendment to Revolving Credit Agreement Dated May 23, 1997, between the
                          Company and two Banks, Mellon Bank, N.A. and KeyBank National Association

Exhibit 10.21          -  Second Ammendment to Revolving Credit Agreement Dated May 23, 1997, between the
                          Company and two Banks, Mellon Bank, N.A. and KeyBank National Association

Exhibit 11             -  Computation of Earnings per Common Share

Exhibit 27             -  Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                    -ASSETS-
                                    --------

                                                                             MAY                  FEBRUARY
                                                                          31, 1998                28, 1998
                                                                     -----------------      ------------------
                                                                            (unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                                           $  3,887,340             $ 4,333,669
 Accounts receivable-net of allowance for doubtful
   accounts of $2,324,823 and $2,362,722 for May 31,
   1998 and February 28, 1998, respectively                                 34,852,527              37,351,029
 Inventories                                                                49,781,673              44,004,890
 Prepaid expenses and other current assets                                   3,387,712               4,837,007
                                                                     -----------------      ------------------
TOTAL CURRENT ASSETS                                                        91,909,252              90,526,595

PROPERTY, PLANT AND EQUIPMENT  NET (Note 2)                                  6,763,773               6,359,775

OTHER ASSETS:
 Cost in excess of net assets acquired-net                                   1,713,101               1,752,332
 Other assets                                                                1,055,423               1,002,726
                                                                     -----------------      ------------------

                                                                          $101,441,549             $99,641,428
                                                                     =================      ==================
                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                         $  8,714,839            $12,112,365
 Accrued expenses                                                            3,656,471              3,196,623
 Income taxes payable                                                          167,025                      -
                                                                     -----------------     ------------------
TOTAL CURRENT LIABILITIES                                                   12,538,335             15,308,988
                                                                     -----------------     ------------------

LONG TERM LIABILITIES:
 Deferred income taxes                                                         345,835                431,395
 Revolving credit line (Note 3)                                             28,800,000             25,300,000
 Subordinated convertible notes (Note 4)                                     7,059,000              7,059,000
                                                                     -----------------     ------------------
                                                                            36,204,835             32,790,395
                                                                     -----------------     ------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none
   issued or outstanding                                                             -                      -
 Common stock, $ .0066 par value, 20,000,000 shares authorized;
   8,753,076 shares issued and outstanding for
   May 31, 1998 and February 28, 1998                                           57,770                 57,770
 Additional paid-in capital                                                 19,042,230             19,042,230
 Retained earnings                                                          34,653,360             33,532,009
                                                                     -----------------     ------------------
                                                                            53,753,360             52,632,009
 Less:  loan to ESOP                                                         1,054,981              1,089,964
                                                                     -----------------     ------------------
                                                                            52,698,379             51,542,045
                                                                     -----------------     ------------------

                                                                          $101,441,549            $99,641,428
                                                                     =================     ==================

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                                                         FOR THE THREE MONTHS ENDED
                                                                ------------------------------------------------
                                                                  MAY 31, 1998                MAY 31, 1997
                                                                --------------------       ---------------------

NET SALES                                                             $60,231,919                 $54,165,706
                                                                --------------------       ---------------------
COSTS AND EXPENSES:

 Cost of sales                                                         46,593,041                  42,223,252
 Operating expenses                                                    11,209,218                   9,097,921
 Interest expense                                                         529,355                     326,893
                                                                --------------------       ---------------------
                                                                       58,331,614                  51,648,066
                                                                --------------------       ---------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                1,900,305                   2,517,640

 Provision for income taxes                                               778,954                   1,015,252
                                                                --------------------       ---------------------
NET INCOME                                                            $ 1,121,351                 $ 1,502,388
                                                                ====================       =====================



NET INCOME PER SHARE (Note 5):

 Basic                                                                $       .13                 $       .17
                                                                      ===========                 ===========

 Diluted                                                              $       .11                 $       .15
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

                                                                          FOR THE THREE MONTHS ENDED
                                                                ------------------------------------------------
                                                                   MAY 31, 1998                 MAY 31, 1997
                                                                --------------------       ---------------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                                        $ 62,730,421                 $ 53,878,746
 Cash paid to suppliers and employees                                 (65,446,008)                 (55,162,917)
 Interest paid                                                           (529,355)                    (326,893)
 Income taxes paid                                                        (92,000)                    (104,000)
                                                                --------------------       ---------------------
   Net cash (used in) operating activities                             (3,336,942)                  (1,715,064)
                                                                --------------------       ---------------------

Cash flows from investing activities:
 Capital expenditures                                                    (609,387)                    (261,205)
                                                                --------------------       ---------------------
   Net cash (used in) investing activities                               (609,387)                    (261,205)
                                                                --------------------       ---------------------

Cash flows from financing activities:
 Borrowings under revolving credit line                                13,600,000                    5,621,599
 Repayments under revolving credit line                               (10,100,000)                  (2,500,000)
 Principal payments of long-term debt                                           -                      (55,399)
 Proceeds from stock options                                                    -                       14,832
                                                                --------------------       ---------------------
   Net cash provided by financing activities                            3,500,000                    3,081,032
                                                                --------------------       ---------------------

Net (decrease) increase in cash and cash equivalents                     (446,329)                   1,104,763

Cash and cash equivalents, beginning of year                            4,333,669                      946,084
                                                                --------------------       ---------------------
Cash and cash equivalents, end of period                             $  3,887,340                 $  2,050,847
                                                                ====================       =====================


        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
          -----------------------------------------------------------
                                  (unaudited)

                                                                          FOR THE THREE MONTHS ENDED
                                                                -----------------------------------------------
                                                                   MAY 31, 1998                 MAY 31, 1997
                                                                ------------------           ------------------


RECONCILIATION OF NET INCOME TO NET
CASH (USED IN) OPERATING ACTIVITIES:

Net income                                                            $ 1,121,351                  $ 1,502,388
                                                                ------------------           ------------------

Adjustments to reconcile net income to net cash
 (used in) operating activities:

 Depreciation and amortization                                            244,620                      305,828
 Contribution to ESOP                                                      34,983                       34,988
 Bad debt provision                                                             -                      105,000
 Changes in assets and liabilities
   Decrease (increase) in accounts receivable                           2,498,502                     (286,960)
   (Increase) in inventories                                           (5,776,783)                  (3,690,933)
   Decrease in prepaid expenses and other current assets                1,449,295                      597,870
   (Increase) in other assets                                             (52,697)                     (24,653)
   (Increase)  in accounts payable and accrued expenses                (2,937,678)                    (318,286)
   Increase in income taxes                                               167,025                       21,668
   (Decrease) increase in deferred taxes                                  (85,560)                      38,026
                                                                ------------------           ------------------
     Total Adjustments                                                 (4,458,293)                  (3,217,452)
                                                                ------------------           ------------------

Net cash (used in) operating activities                               $(3,336,942)                 $(1,715,064)
                                                                ==================           ==================




        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp, Nu Horizons Eurotech Limited, NIC Eurotech Limited and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1998 and February 28, 1998 and the results of its operations and cash flows for the three month periods ended May 31, 1998 and 1997.

    The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 1998, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

    The results of operations for the three-month period ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following:

                                                                           May                  February
                                                                         31, 1998               28, 1998
                                                                    ------------------     ------------------
Furniture, fixtures and office equipment                                   $ 6,445,657            $ 6,290,449
Computer equipment                                                           3,152,484              3,016,739
Assets held under capitalized leases                                           919,833                919,834
Leasehold improvements                                                       1,639,109              1,254,364
                                                                    ------------------     ------------------
                                                                            12,157,083             11,481,386

Less:  accumulated depreciation and amortization                             5,393,310              5,121,611
                                                                    ------------------     ------------------
                                                                           $ 6,763,773            $ 6,359,775
                                                                    ==================     ==================

3.  BANK LINE OF CREDIT:


    On May 23, 1997, the Company entered into an unsecured revolving line of credit with two banks, which as amended, provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
    ------------------------------------------------------------------------
                                  (unaudited)



4.  SUBORDINATED CONVERTIBLE NOTES:

    In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of May 31, 1998, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

5.  NET INCOME PER SHARE:

    Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128. In addition, prior period per share data has been restated in accordance with SFAS No. 128.

    The following average shares were used in the computation of basic and diluted earnings per share:


                        May                        May
                      31, 1998                   31, 1997
                  ---------------            ---------------

      Basic           8,753,076                  8,739,326
      Diluted        10,898,859                 10,818,859



    A detailed computation of earnings per common share appears in Exhibit 11 to this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS:
         -------------

         Introduction:
         ------------

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("Merit"), NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech Limited and NIC Eurotech Limited , are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

         Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEM's.

         The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 1998 and February 28, 1998; (ii) Consolidated Condensed Statements of Income for the three month periods ended May 31, 1998 and 1997 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 1998 and 1997.

         Results of Operations:
         ----------------------

         Sales for the three-month period ended May 31, 1998 were $60,231,919 as compared to $54,165,706 for the comparable period of the prior year, for what management considers to be a moderate increase of approximately 11%. Sales for the current quarter compared to the immediately preceding quarter, however, reflected no significant increase. Management attributes this moderate increase to the core semiconductor distribution business. This portion of the business experienced increased unit sales but at reduced unit pricing which was caused by excess inventory levels at the semiconductor manufacturer (supplier) level. Management believes that this situation is temporary and is in the process of correction; however, no assurance can be given in this regard.

         The gross profit margin for the quarter ended May 31, 1998 was 22.6% as compared to 22.0% for the quarter ended May 31, 1997. Gross profit percentages for the past several quarters have remained relatively stable due to substantial inventory oversupplies at the supplier level as mentioned above. No assurance can be given that either the .6% increase experienced in the current quarter or gross profit stabilization will continue into future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         -------------------------

         Results of Operations (Continued):
         ----------------------------------

         Operating expenses were approximately $11,209,000 for the three months ended May 31, 1998 as compared to $9,098,000 for the three months ended May 31, 1997, an increase of approximately $2,111,000 or 23%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $1,450,000 or 69% of the increase was for personnel related costs new sales people, commissions, salaries, travel and fringe benefits. The Company has decided to pursue a policy of upgrading and enlarging its sales and sales support staff to support anticipated growth in the near as well as more distant future. Increased sales levels in fiscal 1998 and first quarter fiscal 1999 have not met expectations. The Company continues to believe in this strategy for long-term growth and expects market conditions to undergo a correction in the near future although no assurances can be given in this regard. The remaining increase of approximately $661,000 or approximately 31% of the total increment is a result of increases in various other operating expenses, the bulk of which are related to incremental occupancy costs for the new corporate headquarters facility. The Company relocated to this facility in June 1997.


         Interest expense increased from $326,893 for the three months ended May 31, 1997 to $529,355 for the three months ended May 31, 1998 as a result of higher levels of bank debt as compared to the prior comparable period. The increase in bank debt was primarily due to an increase in borrowings to increase the Company's inventory levels, commensurate with increasing sales volume and management's opinion that increased inventory levels are required to support anticipated sales growth.

                                       INTEREST EXPENSE
                                  FOR THE THREE MONTHS ENDED
                        ----------------------------------------------
                                 May                        May
                              31, 1998                   31, 1997
                        -------------------        -------------------

Revolving Bank Credit           $ 383,763                  $ 181,301
Sub. Convert. Notes               145,592                    145,592
                        -------------------        -------------------
Total Interest Expense          $ 529,355                  $ 326,893
                        ===================        ===================

         Net income for the three month period ended May 31, 1998 was $1,121,351 or $ .13 per share as compared to $1,502,388 or $ .17 per share for the three month period ended May 31, 1997. Management attributes the decrease in earnings to higher operating expense net of increased sales volume for the May 1998 period as compared to the May 1997 period.

         Liquidity and Capital Resources:
         --------------------------------

         At May 31, 1998, the Company's current ratio was 7.3:1 as compared to 5.9:1 at February 28, 1998. Working capital increased from approximately $75,218,000 at February 28, 1998 to approximately $79,371,000 at May 31, 1998, while cash decreased from February 28, 1998 to May 31, 1998 by approximately $446,000. The primary reasons for the increase in working capital was an increase in inventories financed primarily through long term debt during the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued):
         ---------------------------------

         Liquidity and Capital Resources (Continued):
         --------------------------------------------

         On May 23, 1997, the Company entered into an unsecured revolving line of credit with two banks, which as amended, currently provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001.

         In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes bear interest at future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price $9.00 per share. The cost of issuing these notes was $521,565 and is being amortized over the life of the notes. As of May 31, 1998, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

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

         Other:
         ------

         Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company's products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions in the semiconductor industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions in the semiconductor industry and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports:

         (a)  Exhibits:

              10.20 First Amendment to Revolving Credit Agreement dated May 23, 1997, between the Company and two Banks, Mellon Bank, N.A. and KeyBank National Association

              10.21 Second Amendment to Revolving Credit Agreement dated May 23, 1997, between the Company and two Banks, Mellon Bank, N.A. and KeyBank National Association

              11. Statement re: Computation of Per Share Earnings (See Notes to Consolidated Financial Statements Note 5)

              27.     Financial Data Schedule


         (b)  Reports on Form 8-K

              None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Nu Horizons Electronics Corp.
                             -------------------------------------------------
                                   Registrant



                                   /s/ Arthur Nadata
                             -------------------------------------------------
Date:   July 10, 1998              Arthur Nadata, President and
                                   Chief Executive Officer



                                   /s/ Paul Durando
                             -------------------------------------------------
Date:   July 10, 1998              Paul Durando, Vice President-Finance
                                   and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        -------------------------------

                                 EXHIBIT INDEX

                                      To

                                   FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED MAY 31, 1998

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT 1934

                        -------------------------------

                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)


 EXHIBIT
 NUMBER                                        DESCRIPTION
--------------------------------------------------------------------------------

  10.20 First Amendment to Revolving Credit Agreement dated May 23, 1997, between the Company and two Banks, Mellon Bank, N.A. and KeyBank National Association

  10.21 Second Amendment to Revolving Credit Agreement dated May 23, 1997, between the Company and two Banks, Mellon Bank, N.A. and KeyBank National Association

  11                      Computation of Per Share Earnings

  27                      Financial Data Schedule