Form 10-Q
period 1998-08-31
NU HORIZONS ELECTRONICS CORP
filed 1998-10-15
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For Quarter Ended                                   Commission file number
    August 31, 1998                                            1-8798
-------------------------                         ------------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter

            Delaware                                    11-2621097
-----------------------------------       --------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization                     Identification No.)

   70 Maxess Road, Melville, New York                     11747
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X       NO
                                               -         ___

  Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


      Common Stock  Par Value $ .0066                     8,753,076
-------------------------------------------    ---------------------------------
                  Class                               Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                                     INDEX
                                     -----



PART I.     Financial Information                                                       Page(s)

ITEM 1.        Financial Statements
               Consolidated Condensed Balance Sheets  August 31, 1998
               (unaudited) and February 28, 1998                                   3.

               Consolidated Condensed Statements of Income (unaudited) -
               Six Months and Three Months Ended August 31, 1998 and 1997          4.

               Consolidated Condensed Statements of Cash Flows (unaudited) -
               Six Months Ended August 31, 1998 and 1997                            5.  6.

               Notes to Interim Consolidated Condensed Financial
               Statements (unaudited)                                               7.  8.

 ITEM 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  9.  12.

PART II.    Other Information

 ITEM 4.       Submission of Matters to a Vote of Security Holders                  13.

 ITEM 6.       Exhibits and Reports on Form 8-K                                     13.

 SIGNATURES                                                                         14.

 INDEX TO EXHIBITS                                                                  15.

    Exhibit 11    -    Schedule re:  Computation of Per Share Earnings
                       (See Notes to Consolidated Financial Statements  Note 5)

    Exhibit 27    -    Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                    -ASSETS-
                                    --------

                                                                           AUGUST                 FEBRUARY
                                                                          31, 1998                28, 1998
                                                                     ------------------      ------------------
                                                                         (unaudited)
CURRENT ASSETS:
 Cash                                                                     $  2,758,863             $ 4,333,669
 Accounts receivable-net of allowance for doubtful
   accounts of $2,518,125 and $2,362,722 for August 31, 1998
   and February 28, 1998, respectively                                      33,457,781              37,351,029
 Inventories                                                                53,176,556              44,004,890
 Prepaid expenses and other current assets                                   3,731,612               4,837,007
                                                                    ------------------      ------------------
TOTAL CURRENT ASSETS                                                        93,124,812              90,526,595

PROPERTY, PLANT AND EQUIPMENT  NET (Note 2)                                  6,749,321               6,359,775

OTHER ASSETS
 Cost in excess of net assets acquired-net                                   1,673,870               1,752,332
 Other assets                                                                1,064,332               1,002,726
                                                                    ------------------      ------------------
                                                                          $102,612,335             $99,641,428
                                                                    ==================      ==================

                     -LIABILITIES AND SHAREHOLDERS' EQUITY
                     -------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                         $  7,903,882            $12,112,365
 Accrued expenses                                                            6,903,938              3,196,623
 Income taxes payable                                                          203,463                      -
                                                                   -------------------     ------------------
TOTAL CURRENT LIABILITIES                                                   15,011,283             15,308,988
                                                                   -------------------     ------------------

LONG TERM LIABILITIES:
 Deferred income taxes                                                         360,350                431,395
 Revolving credit line (Note 3)                                             26,200,000             25,300,000
 Subordinated convertible notes (Note 4)                                     7,059,000              7,059,000
                                                                   -------------------     ------------------
                                                                            33,619,350             32,790,395
                                                                   -------------------     ------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding
 Common Stock, $ .0066 par value, 20,000,000 shares authorized;
   8,753,076 and shares issued and outstanding for
   August 31, 1998 and February 28, 1998                                        57,770                 57,770
 Additional paid-in capital                                                 19,042,230             19,042,230
 Retained earnings                                                          35,884,184             33,532,009
                                                                   -------------------     ------------------
                                                                            54,984,184             52,632,009
 Less:  loan to ESOP                                                         1,002,482              1,089,964
                                                                   -------------------     ------------------
                                                                            53,981,702             51,542,045
                                                                   -------------------     ------------------

                                                                          $102,612,335            $99,641,428
                                                                   ===================     ==================

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)


                                           FOR THE SIX MONTHS                           FOR THE THREE MONTHS
                                                  ENDED                                        ENDED
                               -----------------------------------------      ----------------------------------------
                                      AUGUST                 AUGUST                 AUGUST                 AUGUST
                                    31, 1998               31, 1997               31, 1998               31, 1997
                               ------------------     ------------------      -----------------     ------------------
NET SALES                            $123,029,836           $110,964,305            $62,797,917            $56,798,598
                               ------------------     ------------------      -----------------     ------------------

COSTS AND EXPENSES:

 Cost of sales                         95,441,930             86,794,180             48,848,889             44,570,929
 Operating expenses                    22,441,520             19,050,564             11,232,302              9,952,639
 Interest expense                       1,166,395                767,171                637,040                440,277
 Interest income                                -                (10,109)                     -                (10,107)
                               ------------------     ------------------      -----------------     ------------------

                                      119,049,845            106,601,806             60,718,231             54,953,738
                               ------------------     ------------------      -----------------     ------------------

INCOME BEFORE PROVISION FOR
 INCOME TAXES
                                        3,979,991              4,362,499              2,079,686              1,844,860


 Provision for income taxes             1,627,816              1,788,696                848,862                773,444
                               ------------------     ------------------      -----------------     ------------------

NET INCOME                           $  2,352,175           $  2,573,803            $ 1,230,824            $ 1,071,416
                               ==================     ==================      =================     ==================

NET INCOME PER SHARE (Note 5):

 Basic                               $        .27           $        .29            $       .14            $       .12
                                     ============           ============            ===========            ===========

 Fully diluted                       $        .22           $        .25            $       .12            $       .11
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

                                                                            FOR THE SIX MONTHS ENDED
                                                             ---------------------------------------------------
                                                                     AUGUST                         AUGUST
                                                                    31, 1998                      31, 1997
                                                             ---------------------          --------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                                        $ 126,745,584                 $ 108,697,467
 Cash paid to suppliers and employees                                 (125,931,758)                 (113,122,056)
 Interested received                                                             -                        10,109
 Interest paid                                                          (1,166,395)                     (767,171)
 Income taxes paid                                                      (1,322,170)                   (2,949,580)
                                                             ---------------------          --------------------
   Net cash (used in) operating activities                              (1,674,739)                   (8,131,231)
                                                             ---------------------          --------------------

Cash flows from investing activities:
 Capital expenditures                                                     (800,067)                     (316,100)
 Proceeds from sale of building                                                  -                     1,126,840
                                                             ---------------------          --------------------
   Net cash (used in) provided by investing activities                    (800,067)                      810,740
                                                             ---------------------          --------------------

Cash flows from financing activities:
 Borrowings under revolving credit line                                 37,300,000                    14,550,000
 Repayments under revolving credit line                                (36,400,000)                   (8,050,000)
 Principal payments of long-term debt                                            -                      (110,797)
 Proceeds from stock options                                                     -                        55,408
                                                             ---------------------          --------------------
   Net cash  provided by financing activities                              900,000                     6,444,611
                                                             ---------------------          --------------------

Net (decrease) in cash and cash equivalents                             (1,574,806)                     (875,880)

Cash and cash equivalents, beginning of year                             4,333,669                       946,084
                                                             ---------------------          --------------------

Cash and cash equivalents, end of period                             $   2,758,863                 $      70,204
                                                             =====================          ====================


        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
          -----------------------------------------------------------
                                  (unaudited)

                                                                           FOR THE SIX MONTHS ENDED
                                                            ----------------------------------------------------
                                                                 AUGUST 31, 1998              AUGUST 31, 1997
                                                            -----------------------      -----------------------


RECONCILIATION OF NET INCOME TO NET
CASH (USED IN) OPERATING ACTIVITIES:

Net income                                                              $ 2,352,175                 $  2,573,803
                                                            -----------------------      -----------------------

Adjustments to reconcile net income to net cash
 (used in) operating activities:

 Depreciation and amortization                                              488,983                      748,510
 Contribution to ESOP                                                        87,482                       69,975
 Bad debt provision                                                         177,500                      120,000
 Loss on sale of building                                                         -                       60,871

 Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                             3,715,748                   (2,266,838)
   (Increase) in inventories                                             (9,171,666)                  (7,252,931)
   Decrease (increase) in prepaid expenses and other
          current assets                                                  1,105,395                   (1,454,042)
   (Increase) in other assets                                               (61,606)                     (35,681)
   (Decrease) in accounts payable and
           accrued expenses                                                (501,168)                    (763,508)
   Increase in income taxes                                                 203,463                            -
   (Decrease) increase in deferred income taxes                             (71,045)                      68,610
                                                            -----------------------      -----------------------
     Total Adjustments                                                   (4,026,914)                 (10,705,034)
                                                            -----------------------      -----------------------

Net cash (used in) operating activities                                 $(1,674,739)                $ (8,131,231)
                                                            =======================      =======================



        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                  (unaudited)

  In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited, NIC Eurotech Limited and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position at August 31, 1998 and February 28, 1998 and the results of its operations for the six and three month periods ended August 31, 1998 and 1997 and cash flows for the six month periods ended August 31, 1998 and 1997.

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

  The results of operations for the six and three month periods ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                                           AUGUST                FEBRUARY
                                                                          31, 1998               28, 1998
                                                                    ------------------     ------------------
Furniture, fixtures and office equipment                                   $ 6,907,143            $ 6,290,449
Computer equipment                                                           3,345,937              3,016,739
Assets held under capitalized leases                                           919,834                919,834
Leasehold improvements                                                       1,254,364              1,254,364
                                                                    ------------------     ------------------
                                                                            12,427,278             11,481,386

Less:  accumulated depreciation and amortization                             5,677,957              5,121,611
                                                                    ------------------     ------------------
                                                                           $ 6,749,321            $ 6,359,775
                                                                    ==================     ==================

3.  BANK LINE OF CREDIT



  On May 23, 1997, the Company entered into a new unsecured revolving line of credit with two banks, which as amended, provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
    ------------------------------------------------------------------------
                                  (unaudited)



4.  SUBORDINATED CONVERTIBLE NOTES:

  In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of August 31, 1998, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

5.  NET INCOME PER SHARE:

  Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128. In addition, prior period per share data has been restated in accordance with SFAS No. 128.

  The following average shares were used in the computation of primary and fully diluted earnings per share:

                                   Six Months Ended             Three Months Ended
                                      August 31,                    August 31,
                             --------------------------    ---------------------------
                                  1998         1997             1998          1997
                               -----------  -----------      -----------  ------------
Basic                           8,753,076    8,746,826       8,753,076      8,746,826
Diluted                        11,271,859   10,816,609      11,271,859     10,816,609


  A detailed computation of earnings per common share appears in Exhibit 11 to this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS:
         --------------

         Introduction:
         -------------

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("Merit"), NIC Components Corp. ("NIC"), Nu Horizons Eurotech Limited, NIC Eurotech Limited and Nu Horizons International Corp. ("International"), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

         Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEMs.

         The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 1998 and February 28, 1998;
         (ii) Consolidated Condensed Statements of Income for the six and three month periods ended August 31, 1998 and 1997 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 1998 and 1997.

         Results of Operations:
         ----------------------

         Sales for the six-month period ended August 31, 1998 were $123,029,836 as compared to $110,964,305 for the comparable period of the prior year, an increase of approximately $12,065,000 or 11%. Sales for the three-month period ended August 31, 1998 were $62,797,917 as compared to $56,798,598 for the comparable period of the prior year, an increase of approximately $6,000,000 or 11%. Management attributes this increase in sales entirely to the core semiconductor distribution business which experienced substantially increased unit sales partially offset by excess inventory levels at the semiconductor manufacturing (supplier) level resulting in reduced unit pricing. Management continues to believe that this latter situation is temporary and expects market conditions to undergo a correction in the near future; however, no assurance can be given in this regard.

         The gross profit margins for the three and six months ended August 31, 1998 were approximately 22.2 % and 22.4% as compared to 21.5% and 21.8% for the comparable periods of the prior year. Gross profit percentages for the past several quarters have remained relatively stable due to substantial inventory oversupplies at the supplier level, as mentioned above. No assurance can be given that gross profit stabilization will continue in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         -------------------------

         Results of Operations (Continued):
         ----------------------------------

         Operating expenses have increased from approximately $19,051,000 for the six months ended August 31, 1997 to approximately $22,442,000 for the six months ended August 31, 1998, an increase of 17.8% or approximately $3,391,000. For the three months ended August 31, 1997 as compared to the three months ended August 31, 1997 operating expenses increased from approximately $9,953,000 to $11,232,000, an increase of 12.9%, or approximately $1,279,000. The dollar increases in operating expenses were due to increases in the following expense categories:
         Approximately $ 2,403,000 or 71% of the increase for the six-month period and approximately $1,027,000 or 80% of the increase for the three-month period, were for personnel related costs commissions, salaries, travel, fringe benefits. During fiscal 1998 and continuing into fiscal 1999, the Company decided to pursue a policy of upgrading and enlarging its sales and sales support staff to support anticipated growth in the near as well as more distant future. Increased sales levels in fiscal 1998 and the first six months of fiscal 1999 have not met expectations. The Company continues to believe in this strategy for long term growth and expects market conditions to undergo a correction in the near future although no assurances can be given in this regard. The remaining increase of approximately $988,000 or 29% for the six-month period and approximately $252,000 or 20% for the three-month period were a result of increases in various other selling, general, and administrative expenses.

         Interest expense increased from approximately $767,000 for the six months ended August 31, 1997 to approximately $1,166,000 for the six months ended August 31, 1998 and from approximately $440,000 for the three-month period ended August 31, 1997 to $637,000 for the three-month period ended August 31, 1998. These increases were primarily due to higher average borrowings resulting from an increase in the Company's inventories net of a decrease in both cash and accounts receivable levels.

                                                                INTEREST EXPENSE
                                                              --------------------
                                FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                       ---------------------------------------------     ------------------------------------------
                               AUGUST                    AUGUST                 AUGUST                  AUGUST
                              31, 1998                  31, 1997               31, 1998                31, 1997
                       ---------------------      ------------------     -------------------     ------------------
Revolving Bank Credit        $ 491,448                 $ 294,685              $  875,211              $ 475,987
Sub. Convert. Notes            145,592                   145,592                 291,194                291,184
Total Interest Expense       $ 637,040                 $ 440,277              $1,166,395              $ 767,171
                       =====================      ==================     ===================     ==================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

         Results of Operations (Continued):
         ----------------------------------

         Net income for the six-month period ended August 31, 1998 was $2,352,175 or $.22 per share diluted as compared to $2,573,803 or $.25 per share diluted for the six-month period ended August 31, 1997. Net income for the three-month period ended August 31, 1998 was $1,230,824 or $.12 per share diluted as compared to $1,071,416 or $.11 per share diluted for the corresponding period of the prior year. The relative stability in earnings is primarily due to increased sales net of higher expenses for the periods.

         Liquidity and Capital Resources:
         --------------------------------

         At August 31, 1998, the Company's current ratio was 6.2:1 as compared to 5.9:1 at the fiscal year ended February 28, 1998. Working capital increased from approximately $75,218,000 as of February 28, 1998 to approximately $78,114,000 at August 31, 1998 while cash decreased from February 28, 1998 to August 31, 1998 by approximately $1,575,000. The primary reasons for the increase in both working capital and the current ratio was the increase in inventories net of the decrease in both cash and accounts receivable financed primarily through long term debt during the current period. This increase was required to support the increased sales activity over the six-month period.

         On May 23, 1997, the Company entered into a new unsecured revolving line of credit with two banks, which as amended, currently provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001.

         In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of August 31, 1998, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31m 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------


         Liquidity and Capital Resources:
         --------------------------------

         The Company anticipates that its capital resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

         Impact of Year 2000 Issue:
         --------------------------

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant, and as such this issue is not expected to have a material effect on the operations of the Company. Nevertheless, the Company cannot predict the effect of the year 2000 problem on the vendors and customers with which the Company transacts business or with whose products the Company's products interact and there can be no assurance that the effect of the year 2000 issues on such entities will not adversely effect the Company's operations. In an effort the reduce concerns relative to these outside sources, the Company has undertaken written communications with its vendors to confirm their preparedness relative to the year 2000 issue and, with respect to vendors, their continued ability to produce and deliver the products the Company purchases for resale.

         Inflationary Impact:
         --------------------

         Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

         Forward Looking Information
         ---------------------------

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

ITEM 2.  Legal Proceedings

         There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant held its Annual Meeting of Stockholders on September 24, 1998. The following proposals were adopted by the votes indicated.

         (b) (c) (1)    Three directors were elected at the Annual Meeting to
                        serve until the Annual Meeting of Stockholders in 2001, in addition to the four other Directors, Irving Lubman, Arthur Nadata, Paul Durando and Herbert Gardner, whose term of office continued after the meeting. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                        NAME                     VOTES FOR     VOTES WITHHELD
                        ----                    -----------    --------------
                        Harvey Blau              7,940,597        183,273
                        Dominic Polimeni         7,940,597        183,273
                        Richard Schuster         7,940,747        183,123

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports:

                (a)  Exhibits:

                     11. See Exhibit 11 and Notes to Financial Statements, Note 5, regarding computation of per share earnings.

                     27.  Financial Data Schedule

                (b)  Reports on Form 8-K

                     None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Nu Horizons Electronics Corp.
                                     -------------------------------------
                                      Registrant



                                      /s/ Arthur Nadata
                                     -------------------------------------
Date:   October 15, 1998              Arthur Nadata, President and
                                      Chief Executive Officer



                                      /s/ Paul Durando
                                     -------------------------------------
Date:   October 15, 1998              Paul Durando, Vice President-Finance
                                      and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        -------------------------------

                                 EXHIBIT INDEX

                                       To

                                   FORM 10-Q

                  FOR THE FISCAL QUARTER ENDED AUGUST 31, 1998

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

27                                         Financial Data Schedule