Form 10-Q
period 1998-11-30
NU HORIZONS ELECTRONICS CORP
filed 1999-01-13
CIK 718074

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               QUARTERLY REPORT

       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


        For Quarter Ended                           Commission file number
        November 30, 1998                                  1-8798
----------------------------------------      ----------------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                       11-2621097
----------------------------------------      ----------------------------------
     (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                       Identification No.)

   70 Maxess Road, Melville, New York                           11747
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


     Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____
                                              -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report


        Common Stock - Par Value $.0066                     8,753,076
----------------------------------------      ----------------------------------
                    Class                                Outstanding Shares

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                         Page(s)
PART I:           Financial Information

  ITEM 1.         Financial Statements

                  Consolidated Condensed Balance Sheets -
                  November 30, 1998 (Unaudited) and February 28, 1998                    Page   3.

                  Consolidated Condensed Statements of Income (Unaudited) -
                  Nine Months and Three Months Ended November 30, 1998 and 1997          Page   4.

                  Consolidated Condensed Statements of Cash Flows (Unaudited) -
                  Nine Months Ended November 30, 1998 and 1997                           Pages  5. - 6.

                  Notes to Interim Consolidated Condensed Financial
                  Statements (Unaudited)                                                 Pages  7. - 8.

  ITEM 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    Pages  9. - 12.

PART II:          Other Information

  ITEM 6.         Exhibits and Reports on Form 8-K                                       Page   13.


Signatures                                                                               Page   14.

 Exhibit Index

  Exhibit 11     -    Computation of Earnings per Common Share
                      (See Notes to Consolidated Condensed Financial Statements  Note 5)

  Exhibit 27     -    Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                   -ASSETS-
                                   --------

                                                                            NOVEMBER              FEBRUARY
                                                                            30, 1998              28, 1998
                                                                         --------------         -------------
                                                                            (unaudited)
CURRENT ASSETS:
 Cash                                                                     $  6,847,897             $ 4,333,669
 Accounts receivable-net of allowance for doubtful
   accounts of $2,649,527 and $2,362,722 for November 30,
   1998 and February 28, 1998, respectively                                 36,903,228              37,351,029
 Inventories                                                                47,010,694              44,004,890
 Prepaid expenses and other current assets                                   3,912,693               4,837,007
                                                                          ------------             -----------
TOTAL CURRENT ASSETS                                                        94,674,512              90,526,595

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)                                 7,326,698               6,359,775

OTHER ASSETS
 Cost in excess of net assets acquired-net                                   1,634,639               1,752,332
 Other assets                                                                1,092,486               1,002,726
                                                                          ------------             -----------
                                                                          $104,728,335             $99,641,428
                                                                          ============             ===========

                                    -LIABILITIES AND SHAREHOLDERS' EQUITY-
                                    --------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                         $ 16,588,602             $12,112,365
 Accrued expenses                                                            2,314,969               3,196,623
                                                                          ------------             -----------
TOTAL CURRENT LIABILITIES                                                   18,903,571              15,308,988
                                                                          ------------             -----------

LONG-TERM LIABILITIES:
 Deferred income taxes                                                         418,625                 431,395
 Revolving credit line (Note 3)                                             23,000,000              25,300,000
 Long-term debt                                                                      -                       -
 Subordinated convertible notes (Note 4)                                     7,059,000               7,059,000
                                                                          ------------             -----------
TOTAL LONG-TERM LIABILTIES                                                  30,477,625              32,790,395
                                                                          ------------             -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none
   issued or outstanding                                                             -                       -
 Common Stock, $ .0066 par value, 20,000,000 shares authorized;
   and 8,753,076 shares issued and outstanding for
   November 30, 1998 and February 28, 1998, respectively                        57,770                  57,770
 Additional paid-in capital                                                 19,042,230              19,042,230
 Retained earnings                                                          37,172,027              33,532,009
                                                                          ------------             -----------
                                                                            56,272,027              52,632,009
 Less:  loan to ESOP                                                           924,888               1,089,964
                                                                          ------------             -----------
                                                                            55,347,139              51,542,045
                                                                          ------------             -----------
                                                                          $104,728,335             $99,641,428
                                                                          ============             ===========

        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                         FOR THE NINE MONTHS ENDED                        F0R THE THREE MONTHS ENDED
                                  --------------------------------------            -------------------------------------
                                     NOVEMBER                NOVEMBER                 NOVEMBER                 NOVEMBER
                                     30, 1998                30, 1997                 30, 1998                 30, 1997
                                  -------------            -------------            ------------             ------------
NET SALES                          $187,293,056             $170,977,763             $64,263,220              $60,013,458
                                  -------------            -------------            ------------             ------------

COSTS AND EXPENSES:

 Cost of sales                      146,123,662              133,859,337              50,681,732               47,065,156
 Operating expenses                  33,387,189               29,368,837              10,945,669               10,318,275
 Interest expense                     1,682,699                1,203,275                 516,304                  436,104
 Interest income                         (1,602)                 (10,109)                 (1,602)                       -
                                  -------------            -------------            ------------             ------------
                                    181,191,948              164,421,340              62,142,103               57,819,535
                                  -------------            -------------            ------------             ------------
INCOME BEFORE PROVISION FOR
INCOME TAXES                          6,101,108                6,556,423               2,121,117                2,193,923

 Provision for income
   taxes                              2,461,090                2,677,236                 833,274                  888,540
                                  -------------            -------------            ------------             ------------

NET INCOME                         $  3,640,018             $  3,879,187             $ 1,287,843              $ 1,305,383
                                  =============            =============            ============             ============

NET INCOME PER SHARE (Note 5):

 Primary                           $        .42             $        .44             $       .15              $       .15
                                  -------------            -------------            ------------             ------------

 Fully diluted                     $        .35             $        .38             $       .12              $       .13
                                  =============            =============            ============             ============


        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)
                                                                     Page 1 of 2

                                                                            FOR THE NINE MONTHS ENDED
                                                                 ----------------------------------------------
                                                                     NOVEMBER                      NOVEMBER
                                                                     30, 1998                      30, 1997
                                                                 -----------------             -----------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                                        $ 187,285,857                 $ 166,899,076
 Cash paid to suppliers and employees                                 (177,405,794)                 (171,849,296)
 Interested received                                                         1,602                        10,109
 Interest paid                                                          (1,682,699)                   (1,203,275)
 Income taxes paid                                                      (1,532,154)                   (2,943,711)
                                                                 -----------------             -----------------
   Net cash provided by (used in) operating activities                   6,666,812                    (9,087,097)
                                                                 -----------------             -----------------

Cash flows from investing activities:
 Capital expenditures                                                   (1,852,584)                     (863,765)
 Proceeds from sale of building                                                  -                     1,126,840
                                                                 -----------------             -----------------
   Net cash (used in) provided by investing activities                  (1,852,584)                      263,075
                                                                 -----------------             -----------------

Cash flows from financing activities:
 Borrowings under revolving credit line                                 43,550,000                    29,650,000
 Repayments under revolving credit line                                (45,850,000)                  (18,050,000)
 Principal payments of long-term debt                                            -                      (433,129)
 Proceeds from stock options                                                     -                       103,388
                                                                 -----------------             -----------------
   Net cash (used in) provided  by financing activities                 (2,300,000)                   11,270,259
                                                                 -----------------             -----------------
Net increase in cash and cash equivalents                                2,514,228                     2,446,237
Cash and cash equivalents, beginning of year                             4,333,669                       946,084
                                                                 -----------------             -----------------
Cash and cash equivalents, end of period                             $   6,847,897                 $   3,392,321
                                                                 =================             =================


        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
          -----------------------------------------------------------
                                  (unaudited)

                                                                     Page 2 of 2

                                                                           FOR THE NINE MONTHS ENDED
                                                              ------------------------------------------------
                                                                    NOVEMBER                     NOVEMBER
                                                                    30, 1998                     30, 1997
                                                              -------------------          -------------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                                            $ 3,640,018                 $  3,879,187
                                                                     ------------                -------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                                         1,003,354                    1,120,775
  Contribution to ESOP                                                    165,076                      104,963
  Bad debt provision                                                      455,000                      315,000
  Loss on sale of building                                                      -                       60,871
  Changes in assets and liabilities
    Decrease in accounts receivable                                        (7,199)                  (4,078,687)
    (Increase) in inventories                                          (3,005,804)                  (9,729,917)
    Decrease (increase) in prepaid expenses and other
      current assets                                                      924,314                   (1,075,188)
    (Increase) in other assets                                            (89,760)                     (63,962)
    Increase in accounts payable and accrued expenses                   3,594,583                      379,747
    (Decrease) increase in deferred taxes                                 (12,770)                         114
                                                                     ------------                -------------
      Total Adjustments                                                 3,026,794                  (12,966,284)
                                                                     ------------                -------------
Net cash provided by (used in) operating activities                   $ 6,666,812                 $ (9,087,097)
                                                                     ============                =============

       See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited, NIC Eurotech Limited, Titan Logistics Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1998 and February 28, 1998 and the results of its operations for the nine and three month periods ended November 30, 1998 and 1997 and cash flows for the nine month periods ended November 30, 1998 and 1997.

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

     The results of operations for the nine and three month periods ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following:

                                                                     NOVEMBER                FEBRUARY
                                                                     30, 1998                28, 1998
                                                               -------------------     -------------------
     Furniture, fixtures and office equipment                         $ 7,162,238             $ 6,290,449
     Computer equipment                                                 3,434,853               3,016,739
     Assets held under capitalized leases                                 919,834                 919,834
     Leasehold improvements                                             1,817,045               1,254,364
                                                                    -------------           -------------
                                                                       13,333,970              11,481,386

     Less:  accumulated depreciation and amortization                   6,007,272               5,121,611
                                                                    -------------           -------------
                                                                      $ 7,326,698             $ 6,359,775
                                                                    =============           =============

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


4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of November 30, 1998, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

5.   NET INCOME PER SHARE:

     Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128. In addition, prior period per share data has been restated in accordance with SFAS No. 128.

     The following average shares were used in the computation of primary and fully diluted earnings per share:

                                             Nine Months Ended                Three Months Ended
                                                November 30,                     November 30.
                                       -----------------------------     -------------------------------
                                           1998            1997              1998           1997
                                           ----            ----              ----           ----
     Basic                                8,753,076      8,753,076          8,753,076        8,753,076
     Diluted                             11,271,859     10,879,359         11,271,859       10,879,359


     A detailed computation of earnings per common share appears in Exhibit 11 of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS:
        --------------

     Introduction:
     -------------

     Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("Merit"), NIC Components Corp. ("NIC"), Nu Horizons Eurotech Limited, NIC Eurotech Limited, Titan Logistics Corp. and Nu Horizons International Corp. ("International"), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

     Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEM's.

     The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of November 30, 1998 and February 28, 1998;
     (ii) Consolidated Condensed Statements of Income for the nine and three month periods ended November 30, 1998 and 1997 and (iii) Consolidated Condensed Statements of Cash Flows for the nine and three month periods ended November 30, 1998 and 1997.

     Results of Operations:
     ----------------------

     Sales for the nine month period ended November 30, 1998 were $187,293,056 as compared to $170,977,763 for the comparable period of the prior year, an increase of approximately $16,315,000 or 9.5%.

     Sales for the three month period ended November 30, 1998 were $64,263,220 as compared to $60,013,458 for the comparable period of the prior year, an increase of approximately $4,250,000 or 7.1%. Management attributes this increase in sales entirely to the core semiconductor distribution business which has experienced substantially increased unit sales partially offset by excess inventory levels at the semiconductor manufacturing (supplier) level resulting in reduced unit pricing. Management continues to believe that this latter situation is temporary and expects market conditions to undergo a correction in the near future; however, no assurance can be given in this regard.

     Gross profit margins for the three and nine months ended November 30, 1998 were 21.1% and 22.0% as compared to 21.6% and 21.7% for the comparable periods of the prior year. Gross profit percentages for the past several quarters have remained relatively stable due to substantial inventory oversupplies at the supplier level, as mentioned above. No assurance can be given that gross profit stabilization will continue in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS (Continued):
        -------------------------

     Results of Operations (Continued):
     ----------------------------------

     Operating expenses have increased from approximately $29,369,000 for the nine months ended November 30, 1997 to approximately $33,387,000 for the nine months ended November 30, 1998, an increase of 13.7% or approximately $4,018,000. For the three months ended November 30, 1997 as compared to the three months ended November 30, 1998 operating expenses increased from approximately $10,318,000 to $10,945,000, an increase of 6.0% or approximately $627,000. The dollar increases in operating expenses were due to increases in the following expense categories: approximately $2,800,000 or 70% of the increase for the nine month period and approximately $350,000 or 56% of the increase for the three month period were for personnel related costs commissions, salaries, travel and fringe benefits. The remaining increases of approximately $1,218,000 and $277,000 for the nine and three month periods, respectively are a result of increases in various other selling, general and administrative expenses.

     Interest expense increased from $1,203,275 to $1,682,699 when comparing the nine month periods and from $436,104 to $516,304 when comparing the three month periods ended November 30, 1997 and 1998, respectively. These increases were primarily due to higher average borrowings resulting from an increase in the Company's cash and inventories, net of a decrease in accounts receivable levels.

                                                                  INTEREST EXPENSE
                                         FOR THE NINE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                  -------------------------------------    --------------------------------------
                                              NOVEMBER 30,                               NOVEMBER 30,
                                       1998                 1997                  1998                  1997
                                  ---------------     ---------------       ---------------      ----------------
       Revolving Bank
          Credit                      $1,245,923          $  766,499              $370,712               $290,512
       Sub. Convert.
          Notes                          436,776             436,776               145,592                145,592
                                  --------------     ---------------        --------------       ----------------
       Total Interest
          Expense                     $1,682,699          $1,203,275              $516,304               $436,104
                                  ==============     ===============        ==============       ================

     Net income for the nine month period ended November 30, 1998 was $3,640,000 or $.35 per share diluted as compared to $3,879,187 or $.38 per share diluted for the nine month period ended November 30, 1997. Net income for the three month period ended November 30, 1998 was $1,287,843 or $.12 per share diluted as compared to $1,305,383 or $.13 per share diluted for the corresponding period of the prior year. The relative stability in earnings is primarily due to increased sales net of higher expenses for the periods.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     --------------------------------------------------------------------------
     OPERATIONS (Continued):
     -----------------------


Results of Operations (Continued):
----------------------------------

     Liquidity and Capital Resources:
     --------------------------------

     At November 30, 1998, the Company's current ratio was 5.0:1 as compared to 5.9:1 at the fiscal year ended February 28, 1998. Working capital increased from approximately $75,218,000 as of February 28, 1998 to approximately $75,771,000 at November 30, 1998, while cash increased from February 28, 1998 to November 30, 1998 by approximately $2,500,000.

     On May 23, 1997, the Company entered into a new unsecured revolving line of credit with two banks, which as amended, currently provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001.

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of November 30, 1998, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

     Impact of Year 2000 Issue:
     --------------------------

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant. Nevertheless, the Company cannot predict the effect of the year 2000 problem on the vendors and customers with which the Company transacts business or with whose products the Company's products interact and there can be no assurance that the effect of the year 2000 issues on such entities will not adversely effect the Company's operations. In an effort to reduce concerns relative to these outside sources, the Company has undertaken written communications with its vendors to confirm their preparedness relative to the year 2000 issue and, with respect to vendors, their continued ability to produce and deliver the products the Company purchases for resale.

     Inflationary Impact:
     --------------------

     Since the inception of operations, inflation has not significantly effected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could effect the operating results of the Company in the future.

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

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports:

         (a)  Exhibits:

                 11.  Computation of Earnings per Common Share

                 27.  Financial Data Schedule


         (b)  Reports on Form 8-K

              None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Nu Horizons Electronics Corp.
                                        ---------------------------------------
                                        Registrant



                                        /s/ Arthur Nadata
                                        ----------------------------------------
Date:     January 11, 1999              Arthur Nadata, President and
                                        Chief Executive Officer



                                        /s/ Paul Durando
                                        ----------------------------------------
Date:     January 11, 1999              Paul Durando, Vice President-Finance
                                        and Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                        -------------------------------

                                 EXHIBIT INDEX

                                      To

                                   FORM 10-Q

                FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 1998

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