Form 10-K405
period 1999-02-28
NU HORIZONS ELECTRONICS CORP
filed 1999-05-28
CIK 718074

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                                  ON FORM 10K


      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934


    For the fiscal year ended                        Commission file number
       February 28, 1999                                      1-8798
------------------------------                     ----------------------------

                         Nu Horizons Electronics Corp.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        11-2621097
--------------------------------                   ----------------------------
  (State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization                         Identification No.)

   70 Maxess Road, Melville, New York                         11747
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


                                                     Name of each exchange on
        Title of each class                        which registered

Common Stock Par Value $.0066 Per Share            NASDAQ National Market System
---------------------------------------            -----------------------------

---------------------------------------            -----------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1999.

Common Stock - Par Value $.0066                              8,753,076
-------------------------------                    -----------------------------
Class                                                     Outstanding Shares

  Aggregate Market Value of Non-Affiliate Stock at May 1, 1999 - approximately $40,485,000
--------------------------------------------------------------------------------------------------------

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES


                               TABLE OF CONTENTS

PART I:

   ITEM 1.   Business                                                              Pages             3 - 7

   ITEM 2.   Properties                                                            Pages             7 - 8

   ITEM 3.   Legal Proceedings                                                     Page                  8

   ITEM 4.   Submission of Matters to a Vote of Security Holders                   Page                  8

PART II:

   ITEM 5.    Market for the Registrant's Common Equity and Related Stockholder
              Matters                                                              Page                  8


   ITEM 6.    Selected Financial Data                                              Page                  9

   ITEM 7.    nagement's Discussion and Analysis of Financial Condition and
                 Results of Operations                                             Pages           10 - 14

   ITEM 8.    Financial Statements and Supplementary Data                          Pages     F1 - F17

   ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures                                                Page                 15


PART III:

   ITEM 10.   Directors and Executive Officers of the Company                      Pages           15 - 16

   ITEM 11.   Executive Compensation                                               Pages           17 - 26

   ITEM 12.   Security Ownership of Certain Beneficial Owners and Management       Page                 27

   ITEM 13.   Certain Relationships and Related Transactions                       Page                 27

PART IV:

   ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K     Pages           28 - 34

Signatures                                                                          Page                 35

Exhibit Index

PART I.

ITEM 1.  BUSINESS

         GENERAL:

            Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC") , Nu Horizons/Merit Electronics Corp. ("NUM"), Titan Logistics Corp. ("Titan"), Nu Horizons Eurotech Ltd. ("NUE") and NIC Eurotech Ltd. ("NIE") are engaged in the distribution of high technology active and passive electronic components. Nu Horizons International Corp. ("International"), another wholly-owned subsidiary, is an export distributor of electronic components. Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEMs. All references herein to the Company shall, unless the context otherwise requires, be deemed to refer to the Company and its subsidiaries.

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

         Semiconductor Products (Active Components):

            The Company is a distributor of a broad range of semiconductor products to commercial and military OEM's principally in the United States. The Company is a franchised distributor of active components for approximately thirty product lines. Significant franchised product lines include Allegro, Cirrus Logic, Elantec, Exar, Hyundai, Maxim Integrated Products, ST Microelectronics, Sun Microsystems, TDK Semiconductor and Xilinx.

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

            Those components are then placed on printed circuit boards by the OEM's themselves or are contracted for placement to outside contract assembly companies (domestically or offshore). The Company believes that outside contract assembly is becoming more prevalent nationally, especially among small to midsize OEM's.

            With a view towards maximizing the Company's current customer base as well as offering new customers additional services, the Company decided that contract circuit board assembly was a natural extension to its business since 80% of the components found on most printed circuit boards can be provided through the Company's active and NIC's passive products.

            Nu Visions provides both surface mount and through-hole circuit board assembly services to the aforementioned OEMs. In order to expand and enhance this segment of the business, the Company has acquired approximately $2,500,000 of automated circuit board assembly equipment and in fiscal 1999 has expanded the size of Nu Vision's facility to 45,000 square feet in anticipation of continued growth.

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

            As of February 28, 1999, the Company had approximately 13,000 customers. All sales are made through customers' purchase orders. Semiconductors are sold primarily via telephone by the Company's in-house staff of approximately 100 salespersons, and by a field sales force of approximately 120 salespersons. The Company maintains branch sales facilities located as follows:

         EAST COAST
         ----------

         Massachusetts - Boston
         New York - Melville (Long Island) and Rochester
         New Jersey - Mt. Laurel (Philadelphia) and Pine Brook
         Ohio - Cleveland
         Maryland - Columbia
         North Carolina - Raleigh
         Georgia - Atlanta
         Alabama - Huntsville
         Florida - Ft. Lauderdale, Orlando and Tampa

         MIDWEST
         -------

         Arizona - Phoenix
         Illinois - Chicago
         Minnesota - Minneapolis
         Texas - Austin and Dallas

         WEST COAST
         ----------

         California - Irvine, Los Angeles, Sacramento, San Diego and San Jose Oregon - Portland

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

            No single customer accounted for more than 2% of the Company's consolidated sales for the year ended February 28, 1999. The Company's sales practice is to require payment within thirty days of delivery.

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

            As of February 28, 1999, there were three manufacturers that represented more than 10% of the Company's inventory on a consolidated basis. Those suppliers accounted for approximately 36% of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced shortages or surplus of certain electronic products.

            For the year ended February 28, 1999, the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $45,040,000 for the fiscal year.

         Competition and Regulation:

            The Company competes with many companies that distribute semiconductor and passive electronic components and, to a lesser extent, companies which manufacture such products and sell them directly to OEMs and other distributors. Many of these companies have substantially greater assets and possess greater financial and personnel resources than those of the Company. In addition, certain of these companies possess independent franchise agreements to carry semiconductor product lines which the Company does not carry, but which it may desire to have. Competition is based primarily upon inventory availability, quality of service, knowledge of product and price. The Company believes that the distribution of passive electronic components under its own label is a competitive advantage.

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

         Backlog:

            The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 1999, the Company's backlog was approximately $24,000,000 as compared to a backlog of approximately $20,000,000 at May 1, 1998.

         Employees:

            As of February 28, 1999, the Company employed approximately 497 persons: 12 in management, 260 in sales and sales support, 32 in product and purchasing, 17 in accounting and finance, 10 in MIS, 31 in operations, 90 in manufacturing, and 45 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

            In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. The lease term is from December 17, 1996, to December 16, 2008 at an annual base rental of $601,290 and provision for a 4% annual escalation in each of the last ten years of the term.

            The Company leases approximately 45,000 square feet of manufacturing and office space in Springfield, Massachusetts for its Nu Visions subsidiary. The lease term is from June 15, 1998 to June 15, 2008 at an annual base rental of $244,260 subject to annual consumer price index increases not to exceed 2% annually.

            On May 1, 1996, the Company leased approximately 25,000 square feet of warehouse and office space in San Jose, California for its Nu Horizons/Merit subsidiary. This facility serves as the Company's West Coast regional sales and distribution headquarters. The lease term is from May 1, 1996 to April 30, 2001 at an annual base rental of $225,000.

            The Company also leases space for twenty two (22) branch sales offices which range in size from 1,000 square feet to 5,000 square feet, with lease terms that expire between August 1999 and January 2004. Annual base rentals range from $15,600 to $100,800 with aggregate base rentals approximating $825,000.

ITEM 3.  LEGAL PROCEEDINGS:

            No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            No matters were submitted during the fourth quarter of the fiscal year ended February 28, 1999 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

           a) The Company's common stock is traded on the NASDAQ National Market System under the symbol "NUHC". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock, as reported by the NASDAQ National Market System.

               FISCAL YEAR 1998:                       HIGH       LOW
                                                      ------     -----


                 First Quarter                        $9.50      $6.75
                 Second Quarter                        9.00       7.25
                 Third Quarter                         9.25       6.75
                 Fourth Quarter                        7.17       5.50

               FISCAL YEAR 1999:

                 First Quarter                        $7.09      $6.00
                 Second Quarter                        6.62       4.00
                 Third Quarter                         6.87       3.50
                 Fourth Quarter                        6.50       4.25

               FISCAL YEAR 2000:
                 First Quarter (Through May 3, 1999)  $5.87      $3.87

          b) As of May 3, 1999, the Company's common stock was owned by approximately 4,500 holders of record.

          c) The Company has never paid a cash dividend on its common stock. The Company's current revolving credit line agreement permits dividends of up to 25% of the Company's consolidated net income.

ITEM 6.  SELECTED FINANCIAL DATA:

                          FOR THE              FOR THE              FOR THE              FOR THE            FOR THE
                         YEAR ENDED          YEAR ENDED           YEAR ENDED           YEAR ENDED         YEAR ENDED
                          FEBRUARY            FEBRUARY             FEBRUARY             FEBRUARY           FEBRUARY
                          28, 1999            28, 1998             28, 1997             29, 1996           28, 1995
                          --------            --------             --------             --------           --------
INCOME STATEMENT
   DATA:

Net Sales               $253,872,325        $233,325,408          $216,612,707        $202,803,184       $130,251,554
Gross profit on
  sales                   55,036,322          50,794,325            48,488,124          48,201,148         30,913,305
Gross profit
  percentage               21.7%               21.8%                 22.4%               23.8%              23.7%
Income before
  provision for
  income taxes             7,624,158           8,947,537            11,921,256          15,799,592          7,444,147
Net income                 4,544,831           5,297,991             7,073,560           9,396,301          4,421,823
Earnings per
 common share:
Basic                      $ .52                $.61                   $.81               $ 1.19              $.57

Diluted                    $.43                 $.52                   $.69                 $.97              $.52

                          FEBRUARY           FEBRUARY               FEBRUARY               FEBRUARY        FEBRUARY
                          28, 1999           28, 1998               28, 1997               29, 1996        28, 1995
                          --------           --------               --------               --------        --------

BALANCE SHEET
DATA:

Working capital           $68,849,897        $75,217,607          $51,941,472        $57,954,434       $36,328,941
Total assets               99,758,895         99,641,428           74,783,314         75,459,586        51,972,606
Long-term debt             22,377,852         32,790,395           15,523,483         27,094,030        20,580,613
Shareholders'
  equity                   56,337,068         51,542,045           46,950,735         37,617,703        22,541,916

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Introduction:

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("NUM"), NIC Components Corp. ("NIC"), Nu Horizons Eurotech Limited ("NUE"), NIC Eurotech Limited ("NIE"), Titan Logistics Corp. ("TITAN") and Nu Horizons International Electronics Corp. ("International"), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks.

         Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEMs.

         In March 1998, the Company formed another wholly-owned subsidiary, NIC Eurotech, Ltd., which then began operations in the United Kingdom.

         The financial information presented herein includes: (i) Balance sheets as of February 28, 1999, and February 28, 1998; (ii) Statements of income for the twelve month periods ended February 28, 1999, February 28, 1998 and February 28, 1997; (iii) Statements of cash flows for the twelve month periods ended February 28, 1999, February 28, 1998 and February 28, 1997; and (iv) Consolidated changes in shareholders' equity for the twelve month periods ended February 28, 1999, February 28, 1998 and February 28, 1997.

         Results of Operations:

         Fiscal Year 1999 versus 1998

         Net sales for the year ended February 28, 1999 aggregated $253,872,325 as compared to $233,325,408 for the year ended February 29, 1998, an increase of 8.8%. Management attributes this increase in sales for the period entirely to the core semiconductor distribution business which experienced demand but, due to reduced unit pricing as a result of excess inventory levels at the semiconductor manufacturing (supplier) level resulted in only moderate increases in net sales.

         Gross profit margin as a percentage of net sales was 21.7% for the year ended February 28, 1999 as compared to 21.8% for the year ended February 28, 1998. Management attributes this relative stability in profit margins to substantial inventory oversupplies at the supplier level, as mentioned above and resulting reduced unit pricing.. No assurance can be given that gross profit stabilization will continue in future periods.

         Operating expenses increased by $5,037,184 to $45,170,606 for the year ended February 28, 1999 from $40,133,422 for the year ended February 28, 1998, an increase of approximately 12.5%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $3,290,000 or approximately 65% of the increases were for personnel related costs -commissions, salaries, travel and fringe benefits. The remaining increase of approximately $1,747,000 or approximately 35% of the total increment is a result of increases in various other operating expenses including, but not limited to, freight out, rent, telephone, computer expenses and various general and administrative expenses. Toward the latter part of fiscal 1998 and early in fiscal 1999, the Company decided to pursue and continue with a policy of upgrading and enlarging its sales and sales support staff as well as physical branch facilities to support anticipated future growth in the near as well as more distant future. Increased sales levels in the second, third and fourth quarters of fiscal 1998 and in fiscal 1999 did not meet expectations. The Company continues to believe in this strategy for long-term growth and expects market conditions to undergo a correction in the near future although no assurances can be given in this regard.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Fiscal Year 1999 versus 1998 (continued)

         Interest expense increased by $519,998 from $1,723,163 for the year ended February 28, 1998 to $2,243,161 for the year ended February 28, 1999. This increase was primarily due to the interest on higher average levels of bank debt during the year resulting from an increase in average receivables and inventories which were necessary to support increased sales.

                                                  INTEREST COSTS
                                                  FOR THE FISCAL
                                                    YEAR ENDED

                                                February       February
                                                28, 1999       28, 1998
                                              --------------------------

                   Revolving Bank Credit      $1,660,794     $1,140,796
                   Sub. Convert. Notes           582,367        582,367
                                              --------------------------
                   Total Interest Expense     $2,243,161     $1,723,163
                                              ==========================

         Net income for the year ended February 28, 1999 was $4,544,831 or $.43 per share diluted, as compared to $5,297,991 or $.52 per share diluted, for the year ended February 28, 1998. The decrease in earnings is primarily due to increased operating expenses and the lack of a commensurate increase in gross margin on sales.

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

         Gross profit margin as a percentage of net sales was 21.8% for the year ended February 28, 1998 as compared to 22.4% for the year ended February 28, 1997. Management attributes this lower profit margin primarily to a general downward correction of selling prices in the marketplace, for both semiconductors and passive components, during the period and a greater volume of larger orders at lower gross profit margins. Although the Company expects that these conditions will not continue, as long as current market trends prevail, no assurances can be given in this regard.

         Operating expenses increased by $5,259,512 to $40,133,422 for the year ended February 28, 1998 from $34,873,910 for the year ended February 28, 1997, an increase of approximately 15.1%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $3,328,000 or approximately 63.3% of the increases were for personnel related costs -commissions, salaries, travel and fringe benefits. During fiscal 1998 the Company decided to continue to pursue a policy of upgrading and enlarging its sales and sales support staff to support anticipated future growth in the near as well as more distant future. Increased sales levels in the second, third and fourth quarters of fiscal 1998 did not meet expectations. The remaining increase of approximately $1,931,000 or approximately 36.7% of the total increment is a result of increases in various other operating expenses primarily due to increased overhead from the Company's new corporate headquarters and distribution facility.

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

                                                INTEREST COSTS
                                                FOR THE FISCAL
                                                  YEARS END
                                   ----------------------------------------
                                         February              February
                                         28, 1998              28, 1997
                                   --------------------   -----------------
         Revolving Bank Credit        $1,140,796             $1,116,340
         Sub. Convert. Notes             582,367                584,752
                                   --------------------   -----------------
         Total Interest Expense       $1,723,163             $1,701,092
                                   ====================   =================


         Net income for the year ended February 28, 1998, was $5,297,991 or $.52 per share, diluted, as compared to $7,073,560 or $.69 per share diluted, for the year ended February 28, 1997. The decrease in earnings is primarily due to increased operating expenses and the lack of commensurate increased sales volume.

         Liquidity and Capital Resources:

         Fiscal Year 1999 versus 1998

         The Company ended its 1999 fiscal year with working capital and cash aggregating approximately $68,850,000 and $504,000, respectively at February 28, 1999 as compared to approximately $75,218,000 and $4,334,000 respectively, at February 28, 1998. The Company's current ratio at February 28, 1999, was 4.3:1. The Company believes that its financial position at February 28, 1999, will enable it to take advantage of any new opportunities that may arise.

         On May 23, 1997, the Company entered into a new unsecured revolving line of credit, which currently provides for maximum borrowings of $35,000,000 through May 23, 2001 with two banks. At February 28, 1999, $14,900,000 was outstanding under this line of credit as compared to $25,300,000 at February 28, 1998.

         In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of February 28, 1999, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

         The Company anticipates that its resources provided by its cash flow from operations and its bank lines of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Fiscal Year 1999 versus 1998 (Continued)

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

         Assessment. The Year 2000 problem could affect computers, software and other equipment which the Company uses, operates or maintains. Accordingly, the Company reviewed its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company has ensured that its software is already year 2000 compliant.

         Vendors. The Company has initiated communications, including surveys, with its vendors (and customers) to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over responses to our inquiries and the actions of these third parties. Thus, while the company does not anticipate any significant Year 2000 problems with its vendors, there can be no assurance that these vendors will resolve any or all of their Year 2000 problems before the occurrence of a disruption to its business or that of its customers. Since there are many suppliers of alternative products, the Company does not anticipate that the failure of its vendors to resolve Year 2000 problems with their systems in a timely manner will have a material adverse effect on the Company's business, financial condition, and results of operation; however no assurances can be given in this regard.

         Most Likely Consequences of Year 2000 Problems. The Company believes it has identified and resolved all potential internal Year 2000 problems that could materially adversely affect its business operations. However, the Company does not believe that it is possible to determine with complete certainty that all Year 2000 problems which affect it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. In addition, the Company is unable to determine with any degree of certainty, the changes in buying habits of its current and potential customers due to their concerns over Year 2000 issues and whether its vendors will be Year 2000 compliant. As a result, the Company expects that it could likely experience a significant number of operational inconveniences and inefficiencies for its and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities.

         Contingency Plans. Since the Company has ensured that its software is Year 2000 compliant, it does not believe that it needs to develop contingency plans to identify and correct Year 2000 problems affecting its internal systems. The Company expects to develop contingency plans by the end of June 1999 to deal with any Year 2000 problems identified by its vendors. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

         Disclaimer. The discussion of the Company's efforts, and management's expectations , relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated with such compliance, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in our ongoing compliance review.

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

         Fiscal Year 1999 versus 1998 (Continued)

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

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

To The Board of Directors
Nu Horizons Electronics Corp.
Melville, New York

     We have audited the accompanying consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 1999 and 1998, and the consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended February 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements, referred to the above, present fairly in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.


                                                    /s/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------
                                                        LAZAR LEVINE & FELIX LLP



New York, New York
May  17, 1999

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                   -ASSETS-           February                  February
CURRENT ASSETS:                                     ------            28, 1999                  28, 1998
                                                              ---------------------     ---------------------
Cash                                                                    $   504,320               $ 4,333,669
Accounts receivable-net of allowance for doubtful
     accounts of $2,630,984 and $2,362,722
     for 1999 and 1998, respectively                                     41,920,403                37,351,029
Inventories                                                              45,113,894                44,004,890
Prepaid expenses and other current assets                                 2,355,255                 4,837,007
                                                              ---------------------     ---------------------
TOTAL CURRENT ASSETS                                                     89,893,872                90,526,595

PROPERTY, PLANT AND EQUIPMENT - NET
(Note 3)                                                                  7,130,794                 6,359,775

OTHER ASSETS
Costs in excess of net assets acquired-net                                1,595,408                 1,752,332
Other assets (Note 4)                                                     1,138,821                 1,002,726
                                                              ---------------------     ---------------------
                                                                        $99,758,895               $99,641,428
                                                              =====================     =====================

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                      ------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                        $14,369,712               $12,112,365
Accrued expenses                                                          6,674,263                 3,196,623
                                                              ---------------------     ---------------------
TOTAL CURRENT LIABILITIES                                                21,043,975                15,308,988
                                                              ---------------------     ---------------------

LONG-TERM LIABILITIES:
Deferred income taxes (Note 8)                                              418,852                   431,395
Revolving credit line (Notes 5)                                          14,900,000                25,300,000
Subordinated convertible notes (Note 6)                                   7,059,000                 7,059,000
                                                              ---------------------     ---------------------
TOTAL LONG-TERM LIABILITIES                                              22,377,852                32,790,395
                                                              ---------------------     ---------------------

COMMITMENTS AND CONTINGENCIES
(Notes 9, 10 and 11)

SHAREHOLDERS' EQUITY (Note 7):
Preferred stock, $1 par value, 1,000,000
    shares authorized; none issued or outstanding
Common stock, $.0066 par value, 20,000,000
    shares authorized; 8,753,076 shares issued
    and outstanding for February 28, 1999 and
    1998, respectively                                                       57,770                    57,770
Additional paid-in capital                                               19,042,230                19,042,230
Retained earnings                                                        38,076,840                33,532,009
                                                              ---------------------     ---------------------
                                                                         57,176,840                52,632,009
Less:  loan to ESOP (Note 9)                                                839,772                 1,089,964
                                                              ---------------------     ---------------------
                                                                         56,337,068                51,542,045
                                                              ---------------------     ---------------------

                                                                        $99,758,895               $99,641,428
                                                              =====================     =====================

                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                          FOR THE YEAR ENDED
                                               ---------------------------------------------------------------------
                                                     FEBRUARY                  FEBRUARY                 FEBRUARY
                                                     28, 1999                  28, 1998                 28, 1997
                                               -------------------       ------------------       ------------------

NET SALES                                             $253,872,325             $233,325,408             $216,612,707
                                               -------------------       ------------------       ------------------
COSTS AND EXPENSES:

     Cost of sales (Note 11)                           198,836,003              182,531,083              168,124,583
     Operating expenses                                 45,170,606               40,133,422               34,873,910
     Interest expense                                    2,243,161                1,723,163                1,701,092
     Interest income                                        (1,603)                  (9,797)                  (8,134)
                                               -------------------       ------------------       ------------------
                                                       246,248,167              224,377,871              204,691,451
                                               -------------------       ------------------       ------------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                         7,624,158                8,947,537               11,921,256

     Provision for income taxes (Note 8)                 3,079,327                3,649,546                4,847,696
                                               -------------------       ------------------       ------------------

NET INCOME                                            $  4,544,831             $  5,297,991             $  7,073,560
                                               ===================       ==================       ==================

EARNINGS PER SHARE (Note 2i):

     Basic                                            $.52                     $.61                     $.81
                                               ===================       ==================       ==================

     Diluted                                          $.43                     $.52                     $.69
                                               ===================       ==================       ==================



                See notes to consolidated financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          -----------------------------------------------------------


                                                              ADDITIONAL                                        TOTAL
                                                   COMMON       PAID-IN       RETAINED        LOAN TO       SHAREHOLDERS'
                                       SHARES       STOCK       CAPITAL       EARNINGS          ESOP            EQUITY
                                    ------------  ---------  -------------  -------------  --------------  --------------
Balance at February 29, 1996          8,423,137    $55,593    $16,821,502    $21,160,458    $  (419,850)      $37,617,703

Exercise of stock options                93,495        617        177,905              -              -           178,522
Conversion of subordinated
  convertible notes                     215,667      1,423      1,939,577              -              -         1,941,000
Repayment from ESOP                           -          -              -              -        139,950           139,950
Net income                                    -          -              -      7,073,560              -         7,073,560
                                    ------------  ---------  -------------  -------------  --------------  --------------
Balance at February 28, 1997          8,732,299     57,633     18,938,984     28,234,018       (279,900)       46,950,735

Exercise of stock options                20,777        137        103,246              -              -           103,383
Loan to ESOP                                  -          -              -              -       (950,014)         (950,014)
Repayment from ESOP                           -          -              -              -        139,950           139,950
Net income                                    -          -              -      5,297,991              -         5,297,991

Balance at February 28, 1998          8,753,076     57,770     19,042,230     33,532,009     (1,089,964)       51,542,045
                                    ------------  ---------  -------------  -------------  --------------  --------------

Repayment from ESOP                           -          -              -              -        250,192           250,192
Net income                                    -          -              -      4,544,831              -         4,544,831
                                    ------------  ---------  -------------  -------------  --------------  --------------
Balance at February 28, 1999          8,753,076    $57,770    $19,042,230    $38,076,840    $  (839,772)      $56,337,068
                                    ============  =========  =============  =============  ==============  ==============



                 See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                            FOR THE YEAR ENDED
                                                -----------------------------------------------------------------------
                                                      FEBRUARY                  FEBRUARY                  FEBRUARY
                                                      28, 1999                  28, 1998                  28, 1997
                                                -------------------       -------------------       -------------------
INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS:

Cash flows from operating activities:
        Cash received from customers                  $ 248,540,451             $ 226,296,024             $ 215,279,744
        Cash paid to suppliers and employees           (236,336,921)             (232,653,486)             (197,159,875)
        Interest received                                     1,602                     9,797                     8,134
        Interest paid                                    (2,243,161)               (1,723,163)               (1,701,092)
        Income taxes paid                                (1,359,716)               (4,511,763)               (1,677,850)
                                                -------------------       -------------------       -------------------
               Net cash provided (used) by
                  operating activities                    8,602,255               (12,582,591)               14,749,061
                                                -------------------       -------------------       -------------------

Cash flows from investing activities:
        Capital expenditures                             (2,031,604)               (1,176,904)               (4,936,512)
        Purchase of stock for ESOP                                -                  (950,014)                        -
        Proceeds from sale of building                            -                 1,126,840                         -
                                                -------------------       -------------------       -------------------
               Net cash (used) by investing
                        activities                       (2,031,604)               (1,000,078)               (4,936,512)
                                                -------------------       -------------------       -------------------

Cash flows from financing activities:
        Borrowings under revolving credit line           43,950,000                51,650,000                21,150,000
        Repayments under revolving credit line          (54,350,000)              (34,350,000)              (30,450,000)
        Principal payments of long-term debt                      -                  (433,129)                 (619,254)
        Proceeds from exercise of employee
          stock options                                           -                   103,383                   178,522
                                                -------------------       -------------------       -------------------
               Net cash provided by (used in)
                        financing activities            (10,400,000)               16,970,254                (9,740,732)
                                                -------------------       -------------------       -------------------

Net (decrease) increase in cash and cash
 equivalents                                             (3,829,349)                3,387,585                    71,817

Cash and cash equivalents, beginning of year              4,333,669                   946,084                   874,267
                                                -------------------       -------------------       -------------------

Cash and cash equivalents, end of year                $     504,320             $   4,333,669             $     946,084
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

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------

                                                                          FOR THE YEAR ENDED
                                               ----------------------------------------------------------------------
                                                      FEBRUARY                 FEBRUARY                  FEBRUARY
                                                      28, 1999                 28, 1998                 28, 1997
                                               --------------------      -------------------       ------------------
RECONCILIATION OF NET INCOME TO
NET CASH FROM OPERATING
ACTIVITIES:

Net income                                              $ 4,544,831             $  5,297,991              $ 7,073,560
                                               --------------------      -------------------       ------------------

Adjustments to reconcile net income to net cash provided (used) by operating activities:

        Depreciation and amortization                     1,417,509                1,488,057                1,238,967
        Bad debts                                           762,500                  315,000                  701,500
        Contribution to ESOP (compensation)                 250,192                  139,950                  139,950
              Loss on sale of building                            -                   60,871                        -
Changes in assets and liabilities:
        (Increase) in accounts receivable                (5,331,874)              (7,029,384)              (1,332,963)
        (Increase) decrease in inventories               (1,109,004)             (14,240,320)               7,044,345
        (Increase) decrease in prepaid
          expenses and other current assets               2,481,752               (1,933,738)              (1,889,346)
        (Increase) in other assets                         (136,095)                 (80,951)                 (77,902)
        Increase  in accounts payable
                 and accrued expenses                     5,734,987                3,190,686                1,964,667
        (Decrease) in income taxes                                -                        -                 (220,288)
        (Decrease) increase in deferred taxes               (12,543)                 209,247                  106,571
                                               --------------------      -------------------       ------------------
        Total adjustments                                 4,057,424              (17,880,582)               7,675,501
                                               --------------------      -------------------       ------------------

Net cash provided (used) by operating
 activities                                             $ 8,602,255             $(12,582,591)             $14,749,061
                                               ====================      ===================       ==================

NON-CASH FINANCING ACTIVITIES:

  During the year ended February 28, 1997, the subordinated debt-holder
  (see Note 7) converted $1,941,000 of debt into 215,667 shares of the Company's common stock.


                See notes to consolidated financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 1999
                      -----------------------------------

1.  ORGANIZATION:

    Nu Horizons Electronics Corp. and its subsidiaries, are wholesale distributors throughout the United States or export distributors of electronic components, except for Nu Visions Manufacturing, which is a contract assembler of circuit boards and various electromechanical devices. During fiscal 1999 the Company incorporated two new subsidiaries in the United Kingdom, one of which is currently inactive.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Principles of Consolidation:

        The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. (the "Company"), and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons/Merit Electronics Corp. ("NUM"), Nu Visions Manufacturing, Inc. ("NUV"), Nu Horizons International Corp. ("International"), NIC Eurotech Limited ("NIE"), Nu Horizons Eurotech ("NUE") and Titan Logistics Corp. ("Titan"). All material intercompany balances and transactions have been eliminated.

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

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------


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

    International has elected under Section 995 of the Internal Revenue Code to be taxed as an "Interest Charge Disc". Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International's untaxed income at February 28, 1999 approximates $3,200,000.

g.  Goodwill:

    Costs in excess of net assets acquired are being amortized on a straight-line basis over fifteen years. As of February 28, 1999 and 1998, accumulated amortization of goodwill aggregated $758,466 and $601,542, respectively.

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

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

    i.  Earnings Per Common Share:

        Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128. In addition, prior period per share data has been restated in accordance with SFAS No. 128.

        The following average shares were used for the computation of basic and diluted earnings per share:


                                   1999           1998           1997
                               -------------  ------------   ------------

        Basic                      8,753,076     8,753,076      8,732,299
        Diluted                   11,271,859    10,898,859     10,818,859

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

    l.  Advertising and Promotion Costs:

        Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the three years ended February 28, 1999, such costs aggregated $909,156, $774,000 and $616,000, respectively.

    m.  New Accounting Pronouncements:

        SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

        SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997. The Company has adopted this standard for the current fiscal year.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------

3.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment which is reflected at cost, consists of the following:


                                                                     1999                    1998
                                                              ----------------        ----------------
       Furniture, fixtures and office equipment                    $ 7,839,268             $ 6,290,449
       Computer equipment                                            3,499,524               3,016,739
       Assets held under capitalized leases                            919,834                 919,834
       Leasehold improvements                                        1,254,364               1,254,364
                                                              ----------------        ----------------
                                                                    13,512,990              11,481,386

       Less:  accumulated depreciation and amortization              6,382,196               5,121,611
                                                              ----------------        ----------------

                                                                   $ 7,130,794             $ 6,359,775
                                                              ================        ================

    Depreciation expense including depreciation of capitalized leases for the years ended February 28, 1999, February 28, 1998 and February 28, 1997 aggregated $1,260,585, $1,331,133 and $1,082,043, respectively.

    During the year ended February 28, 1998, the Company completed the sale of the land and building that served as its prior corporate headquarters.

4.  OTHER ASSETS:

    Other assets as of February 28, 1999 and February 28, 1998 consists of the following:

                                                                    1999                   1998
                                                              ---------------        ---------------

         Net cash surrender value - life insurance                 $1,023,832             $  937,878
         Other                                                        114,989                 64,848
                                                              ---------------        ---------------
                                                                   $1,138,821             $1,002,726
                                                              ===============        ===============

5.  REVOLVING CREDIT LINE:

    On May 23, 1997, the Company entered into a new unsecured revolving line of credit with two banks, which currently provides for maximum borrowings of $35,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through May 23, 2001. Direct borrowings under lines of credit were $14,900,000 and $25,300,000 at February 28, 1999 and 1998,
    respectively. The credit agreement contains various covenants including certain restrictions on the payment of cash dividends without the bank's consent. As of the end of the fiscal year, the Company met all of the required covenants.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------


6.    SUBORDINATED CONVERTIBLE NOTES:

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

      As of February 28, 1999, $7,941,000 of the notes had been converted into 882,333 shares of common stock and $ 7,059,000 principal amount of subordinated convertible notes remained outstanding which are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

7.    STOCK OPTIONS:

      Stock options granted to date under the Company's Key Employees Stock Incentive Plan and the 1994 and 1998 Stock Option Plans generally expire five years after date of grant and become exercisable in four equal annual installments commencing one year from date of grant. Stock options granted under the Company's Outside Director Stock Option Plan expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

      A summary of options granted and related information for the three years ended February 28, 1999 is as follows:

                                                                                           Weighted Average
                                                                        Options             Exercise Price
                                                                        -------             --------------
       Outstanding, February 29, 1996                                     992,972                      $ 7.54
               Granted                                                    471,500                        8.56
               Exercised                                                  (93,495)                       1.91
               Cancelled                                                  (68,750)                      10.36
                                                                   --------------
       Outstanding, February 28, 1997                                   1,302,227                        8.16

       Weighted average fair value of options granted during the year                                  $ 4.39
                                                                                                       ======

               Granted                                                    118,500                        8.30
               Exercised                                                  (20,777)                       4.98
               Canceled                                                   (38,500)                      10.14
                                                                   --------------
       Outstanding, February 28, 1998                                   1,361,450                        8.20

       Weighted average fair value of options granted during the year                                  $ 3.13
                                                                                                       ======

               Granted                                                    378,000                        5.87
               Canceled                                                    (5,000)                       5.41
                                                                   --------------
       Outstanding, February 28, 1999                                   1,734,450                        6.81
                                                                   ==============

       Weighted average fair value of options granted during the year                                  $ 3.05
                                                                                                       ======

               Options exercisable:
               February 28, 1997                                          381,377                        7.86
               February 28, 1998                                          673,825                        7.52
               February 28, 1999                                          997,950                        8.06

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------

  7.  STOCK OPTIONS (continued):

  Exercise prices for options outstanding as of February 28, 1999 ranged from $4.62 to $14.50. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at February 28, 1999 are held by 44 individuals.

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

                                                             1999                1998               1997
                                                             ----                ----               ----
Net earnings:
  As reported                                            $4,544,831          $5,297,991        $7,073,560
  Pro forma                                               4,311,690           4,827,590         7,051,451
Basic earnings per share:
  As reported                                            $      .52          $      .61        $      .81
               Pro forma                                        .49                 .55               .81
Diluted earnings per share:
  As reported                                            $      .43          $      .52        $      .69
  Pro forma                                                     .41                 .47               .68

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: expected volatility of 45.3%, 45.8% and 48.3%, respectively; risk free interest rate of 6.0%, 6.1% and 6.5% for 1999, 1998 and 1997, respectively; and expected lives of 1 to 5 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts, as they do not include the effects of awards granted prior to 1995. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

8.  INCOME TAXES:

    The provision for income taxes is comprised of the following:


                                             February               February               February
                                             28, 1999               28, 1998               28, 1997
                                        -----------------      -----------------      -----------------
Current:
  Federal                                      $2,523,535             $3,103,097             $4,213,767
  State and Local                                 680,931                655,559                900,193
Deferred:
  Federal                                         (64,760)               (74,103)              (221,867)
  State                                           (60,379)               (35,007)               (44,397)
                                        -----------------      -----------------      -----------------
                                               $3,079,327             $3,649,546             $4,847,696
                                        =================      =================      =================

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------

8.    INCOME TAXES (continued):

      The components of the net deferred income tax liability, pursuant to SFAS 109, as of February 28, 1999 and February 28, 1998 are as follows:

                                                                 1999                       1998
                                                                 ----                       ----
Deferred Tax Assets:
  Accounts Receivable                                           $   672,003                $   708,610
  Inventory                                                          98,600                    100,300
                                                        -------------------         ------------------
  Total Deferred Tax Assets                                         770,603                    808,910
                                                        -------------------         ------------------

Deferred Tax Liabilities
  Fixed Assets                                                      (68,890)                  (184,500)
  Income of Interest Charge DISC                                 (1,120,565)                (1,055,805)
  Total Deferred Tax Liabilities                                 (1,189,455)                (1,240,305)
                                                        -------------------         ------------------

Net Deferred Tax Liabilities                                    $  (418,852)               $  (431,395)
                                                        ===================         ==================

  The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                   1999                    1998                 1997
                                                   ----                    ----                 ----
Statutory rate                                       35.0%                  35.0%               35.0%
State and local taxes                                 8.1                    7.1                 7.0
Other                                                (2.7)                  (1.3)               (1.3)
                                                     ----                   ----                ----

Effective tax rate                                   40.4%                  40.8%               40.7%
                                                     ====                   ====                ====

9.   EMPLOYEE BENEFIT PLANS:

     On January 13, 1987, the Company's Board of Directors approved the termination of the Company's pension plan and approved the adoption of an employee stock ownership plan (ESOP) to replace the terminated pension plan. The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company's common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 28, 1999 aggregated $250,197 for fiscal 1999 and $139,950 for each of the other years . At February 28, 1999 the ESOP owned 431,251 shares at an average price of approximately $3.79 per share.

     On October 31, 1997, the Company, on behalf of the ESOP, entered into an additional credit agreement with a bank which provides for a $3,000,000 revolving line of credit at the bank's prime rate until October 31, 2001. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 1999, there were no direct borrowings outstanding under the ESOP line of credit.

     In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company's contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 1999 were $114,216, $120,403 and $111,585, respectively.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------

10. COMMITMENTS:

    (a) On September 13, 1996, the Company signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a continually renewing five year term. The Contracts specify a base salary of $226,545 for each officer, which shall be increased each year by the change in the consumer price index, and also entitle two of the three officers to an annual bonus equal to 3.33% and the third officer to 2.33% (9% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. The Contracts also provide for certain payments of the executives' salaries, performance bonuses and other benefits in event of death or disability of the officer for the balance of the period covered by the agreement.

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


        Fiscal 2000                                         $1,889,772
        Fiscal 2001                                          1,693,636
        Fiscal 2002                                          1,236,924
        Fiscal 2003                                            806,409
        Fiscal 2004                                            683,296
        Thereafter                                           2,455,595

        Rent expense was $1,837,330, $1,459,325, and $712,548 for each of the prior three years in the period ending February 28, 1999.


11.  MAJOR SUPPLIERS:

     For the year ended February 28, 1999, the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $45,040,000.

     For the year ended February 28, 1998, the Company purchased inventory from one supplier that was in excess of 10% of the Company's total purchases. Purchases from this supplier aggregated approximately $18,872,000.

     For the year ended February 28, 1997, the Company purchased inventory from two suppliers that were in excess of 10% of the Company's total purchases. Purchases from these suppliers aggregated approximately $21,385,000.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------

12.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

     Summarized financial information by business segment for fiscal 1999 and 1998 is as follows:


                                                                  1999                    1998               1997
------------------------------------------------------------------------------------------------------------------------
Net sales from external customers:

  Electronic Component Distribution                             $243,514,672             $221,217,251       $206,417,667
  Industrial Contract Manufacturing                               10,357,653               12,108,157         10,195,040
------------------------------------------------------------------------------------------------------------------------
                                                                $253,872,325             $233,325,408       $216,612,707
------------------------------------------------------------------------------------------------------------------------
Operating income (loss):

  Electronic Component Distribution                             $  9,210,235             $  9,430,055       $ 13,019,791
  Industrial Contract Manufacturing                                  655,481                1,230,848            594,423
------------------------------------------------------------------------------------------------------------------------
                                                                $  9,865,716             $ 10,660,903       $ 13,614,214
------------------------------------------------------------------------------------------------------------------------
Total assets:


  Electronic Component Distribution                             $ 94,340,725             $ 95,519,254       $ 70,577,102
  Industrial Contract Manufacturing                                5,418,170                4,122,174          4,206,212
------------------------------------------------------------------------------------------------------------------------
                                                                $ 99,758,895             $ 99,641,428       $ 74,783,314
------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization:

  Electronic Component Distribution                             $  1,116,850             $  1,201,732       $    978,684
  Industrial Contract Manufacturing                                  300,659                  286,325            260,283
------------------------------------------------------------------------------------------------------------------------
                                                                $  1,417,509             $  1,488,057       $  1,238,967
------------------------------------------------------------------------------------------------------------------------
Capital expenditures (including capital leases):


  Electronic Component Distribution                             $  1,133,014             $    983,419       $  4,566,196
  Industrial Contract Manufacturing                                  898,590                  193,485            370,316
------------------------------------------------------------------------------------------------------------------------
                                                                $  2,031,604             $  1,176,904       $  4,936,512
------------------------------------------------------------------------------------------------------------------------

Geographic:

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the three years in the period ended February 28, 1999, is not considered material to the financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 28, 1999 (CONTINUED)
                -----------------------------------------------

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                               THREE MONTH PERIOD ENDED


                                     FEBRUARY               NOVEMBER               AUGUST                  MAY
                                      28,1999               30, 1998              31, 1998               31, 1998
                               ------------------     ------------------     -----------------     ------------------
NET SALES                             $66,579,269            $64,263,220           $62,797,917            $60,231,919
                               ------------------     ------------------     -----------------     ------------------

COST OF SALES                          52,712,341             50,681,732            48,848,889             46,593,041
                               ------------------     ------------------     -----------------     ------------------

OPERATING AND INTEREST EXPENSES        12,343,878             11,460,371            11,869,342             11,738,573
                               ------------------     ------------------     -----------------     ------------------

PROVISION FOR
INCOME TAXES                              618,237                833,274               848,862                778,954
                               ------------------     ------------------     -----------------     ------------------

NET INCOME                            $  904, 813            $ 1,287,843           $ 1,230,824            $ 1,121,351
                               ==================     ==================     =================     ==================

BASIC EARNINGS
PER SHARE                                    $.10                   $.15                  $.14                   $.13
                               ==================     ==================     =================     ==================

WEIGHTED AVERAGE
NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING
                                        8,753,076              8,753,076             8,753,076              8,753,076
                               ==================     ==================     =================     ==================

                                                               THREE MONTH PERIOD ENDED
                               --------------------------------------------------------------------------------------

                                     FEBRUARY               NOVEMBER               AUGUST                  MAY
                                      28,1998               30, 1997              31, 1997               31, 1997
                               ------------------     ------------------     -----------------     ------------------

NET SALES                             $62,347,646            $60,013,458           $56,798,598            $54,165,706
                               ------------------     ------------------     -----------------     ------------------

COST OF SALES                          48,671,746             47,065,156            44,570,929             42,223,252
                               ------------------     ------------------     -----------------     ------------------

OPERATING AND INTEREST EXPENSES        11,284,786             10,754,379            10,382,809              9,424,814
                               ------------------     ------------------     -----------------     ------------------

PROVISION FOR
INCOME TAXES                              972,310                888,540               773,444              1,015,252
                               ------------------     ------------------     -----------------     ------------------

NET INCOME                            $ 1,418,804            $ 1,305,383           $ 1,071,416            $ 1,502,388
                               ==================     ==================     =================     ==================

BASIC EARNINGS
PER SHARE                                    $.16                   $.15                  $.12                   $.17
                               ==================     ==================     =================     ==================

WEIGHTED AVERAGE
NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING
                                        8,753,076              8,753,076             8,746,826              8,739,326
                               ==================     ==================     =================     ==================

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


BY:           /s/ PAUL DURANDO            BY:           /s/ ARTHUR NADATA
     --------------------------------            -----------------------------
                Paul Durando                              Arthur Nadata
        Vice President, Finance and                       President and
                 Treasurer                           Chief Executive Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

       The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three year period ending February 28, 1999.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

                  NAME        AGE     POSITION
                  ----        ---     --------

       Irving Lubman          60      Chief Operating Officer and Chairman of
                                      the Board

       Arthur Nadata          53      President, Chief Executive Officer and
                                      Director

       Richard S. Schuster    50      Vice-President, Secretary and Director

       Paul Durando           55      Vice President - Finance, Treasurer and
                                      Director

       Harvey R. Blau         63      Director

       Herbert M. Gardner     59      Director

       Dominic A. Polimeni    52      Director

       The Company's Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.

                  Class I                    Class II                     Class III
           (To Serve Until the         (To Serve Until the           (To Serve Until the
            Annual Meeting of            Annual Meeting of             Annual Meeting of
          Stockholders in 2000)        Stockholders in 2001)         Stockholders in 1999)
          ---------------------      -----------------------        ----------------------
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

            Herbert M. Gardner has been a Director of the Company since May 1984. For more than the past five years, Mr. Gardner has been Senior Vice President of Janney Montgomery Scott Inc., investment bankers and Underwriter of the Company's May 1984 public offering. Mr. Gardner is Chairman of the Board of Supreme Industries Inc. and a director of Transmedia Network, Inc., TGC Industries Inc., Hirsch International Corp., and Inmark Enterprises, Inc.

            Dominic A. Polimeni has been a Director of the Company since September 1997. Mr. Polimeni has been President, Chief Operating Officer and a Director of Questron Technology, Inc. since March 1995, and Chairman and Chief Executive Officer of Questron Technology, Inc. since February 1996. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. for four (4) years. Mr. Polimeni also practiced as a Certified Public Accountant for more than 12 years and was a Partner in the NewYork office of Arthur Young and Company.

ITEM 11.  EXECUTIVE COMPENSATION:

          The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the three other executive officers for the years ended February 28, 1999, February 28, 1998 and February 28, 1997.

                                  SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                        Annual Compensation (1)                       Compensation
                                      --------------------------                    ---------------
                                                                                  Securities
         Name of Principal and        Fiscal                                      Underlying      All other (2)
         Position                      Year          Salary          Bonus         Options        Compensation
         ----------------------        ----          ------          -----         -------        ------------
         Irving Lubman                1999           $243,893       $196,102        75,000          $21,552
         COO, Chairman                1998            236,789        344,370         -               16,781
         of the Board                 1997            229,893        446,843       100,000           14,945

         Arthur Nadata                1999           $243,893       $280,146       100,000          $20,514
         President and                1998            236,789        344,370         -               31,374
         CEO                          1997            229,893        446,843       100,000           18,457

         Richard Schuster             1999           $243,893       $280,146        75,000          $18,330
         Vice President               1998            236,789        344,370         -               18,922
         Secretary and                1997            229,893        446,843       100,000           16,222
         President, NIC
         Components Corp.

         Paul Durando                 1999           $150,000       $ 31,011        10,000          $ 1,500
         Vice President,              1998            138,942         25,827        15,000            1,389
         Finance and                  1997            130,000         33,514        20,000            1,500
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

         Employment Contracts

         On September 13, 1996, the Company signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a continually renewing five year term. The Contracts specify a base salary of $226,545 for each officer in 1997, which shall be increased each year by the change in the consumer price index, and also entitle two of the three officers to an annual bonus equal to 3.33%, and the third officer to 2.33% (9% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. In the event the employee terminates his employment within six months after a change in control of the Company, he will receive a lump sum payment equal to three-quarters of the remaining compensation under his employment agreement. Each Contract also provides for certain payments of the executive salary, performance bonuses and other benefits in the event of death or disability of the officer for the balance of the period covered by the agreement.

         The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended February 28, 1999.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable Value at
                                    % of Total                                          Assumed Annual Rates of Stock
                   Options       Options Granted    Exercise Price     Expiration        Price Appreciation for Entire
                 Granted (1)       to Employees     ($ per share)          Date                 Term (2) (3)
                 -----------       ------------     -------------          ----         -----------------------------
                                                                                            5%               10%
                                                                                            --               ---
P. Durando          10,000               2.9%           $6.125           5/28/08         $ 38,550          $ 97,650
I. Lubman           75,000              21.6%            6.125           5/28/08          289,125           732,375
A. Nadata          100,000              28.7%            6.125           5/28/08          385,500           976,500
R. Schuster         75,000              21.6%            6.125           5/28/08          289,125           732,375



               OPTIONS/SAR GRANTS IN LAST FISCAL YEAR - Footnotes

  (1) Options were granted for a term of ten years, subject to earlier termination on termination of employment. Options become exercisable in two equal annual installments commencing one year from the date of grant.

  (2) These amounts represent assumed rates of appreciation, which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.

  (3) Potential Realizable Value is based on the assumed annual growth rates for the ten-year option term. Annual growth of 5% results in a stock price of $9.98 per share and 10% results in a price of $15.89 per share for Mr. Durando on the shares granted at $6.125. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock as well as the option holder's continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Appreciation reported is net of exercise price.

          The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 1999 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END
                               OPTIONS/SAR VALUES

                                                                                               Value of
                                                                           Number of          Unexercised
                                                                         Unexercised         In-the-Money
                                                                         Options/SARs         Options/SARs
                                                                           at FY End            at FY End
                                                                        --------------      --------------

                          Shares Acquired                                 Exercisable/          Exercisable/
                           on Exercise          Value Realized(1)        Unexercisable         Unexercisable
                          ---------------       -----------------        -------------         -------------
         Irving Lubman         -                      -                     236,150                      -
                                                                            137,500                      -

         Arthur Nadata         -                      -                     236,150                      -
                                                                            162,500                      -

         Richard Schuster      -                      -                     236,150                      -
                                                                            137,500                      -

          Paul Durando         -                      -                      36,250                      -
                                                                             36,250                      -


       (1) Market value less exercise price, before payment of applicable federal or state taxes.

         Directors who are not employees of the Company receive an annual fee of $2,500 for Board Membership and $500 for each Board of Directors or Committee meeting attended. There were two meetings of each of the Board of Directors and the Compensation Committee during the fiscal year ended February 28, 1999. Each director attended or participated in all of the meetings of the Board of Directors and the committees thereof on which he served.

         For the fiscal year ended February 28, 1999, there was one meeting of the Audit Committee. The Company's Audit Committee is involved in discussions with the Company's independent public accountants with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 1999, the Company had no standing Nominating Committee or any committee performing similar functions.

  Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee consisted during fiscal 1999 of Messrs. Gardner (Chairman), Polimeni and Blau. Mr. Gardner is Senior Vice President of Janney Montgomery Scott, Inc., investment bankers, which acted as placement agent in connection with the Company's $15 million private placement of convertible subordinated notes in August 1994. Mr. Blau is a partner in the law firm of Blau, Kramer, Wactlar & Lieberman, P.C. The Company has utilized, and anticipates that it will continue to utilize, the services of Blau, Kramer, Wactlar & Lieberman, P.C. as its general counsel.

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

  Compensation Committee Report on Executive Compensation

         The compensation of the Company's executive officers generally is determined by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a Director who is not an employee of the Company or any of its affiliates. The following report with respect to certain compensation paid or awarded to the Company's executive officers during fiscal 1999 is furnished by the Compensation Committee.

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

         During fiscal 1999, 10,000 options were granted to each outside director under the Company's Outside Director Stock Option Plan. Options to purchase 100,000 shares were granted to Mr. Nadata, 75,000 shares were granted to each of Messrs. Lubman and Schuster and 10,000 shares were granted to Mr. Durando under the Company's 1998 Stock Option Plan. Bonuses were paid to three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and on a discretionary basis to Paul Durando, the Company's Vice President, Finance and Director. This latter bonus was determined to be appropriate by the Compensation Committee in light of Mr. Durando's contributions to the Company's performance, his base salary level and the level of his management responsibilities.

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

 Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1999.

                        COMPANY STOCK PERFORMANCE GRAPH

 The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five year period (February 28, 1994 to February 28, 1999) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

                     COMPARE 5 -YEAR CUMLATIVE TOTAL RETURN
                      AMONG NU-HORIZONS ELECTRONICS CORP.,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX


   Measurement Period             Nu Horizons                    NASDAQ
  (Fiscal Year Covered)           Electronics                 Market Index             Peer Group Index
-------------------------------------------------------------------------------------------------------------

FYE 3/01/94                        $100.00                     $100.00                     $100.00
FYE 2/28/95                          84.51                       95.47                       95.07
FYE 2/29/96                         176.06                      131.83                      126.17
FYE 2/28/97                         104.23                      158.24                      142.88
FYE 2/28/98                          71.13                      215.21                      148.40
FYE 2/28/99                          49.30                      278.09                       78.88


                     ASSUMES $100 INVESTED ON MARCH 1, 1994
                          ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING FEBRUARY 28, 1999

 Peer group includes All American Semiconductor, Arrow Electronics Inc., Avnet Inc., Bell Microproducts Inc., Jaco Electronics Inc., Kent Electronics Corp., Marshall Industries, Pioneer Standard Electronics and Reptron Electronics Inc.

         Key Employees Stock Incentive Plan:

            The Company has a Key Employees Stock Incentive Plan ("Plan"), approved by the stockholders in 1984, as amended in September 1987, which presently covers 712,765 shares of Common Stock. Options are currently outstanding for 192,450 shares and no shares are currently available for grant. The Plan is intended to provide an additional means of inducing executives and other "key salaried employees" of the Company (which is defined under Section 422A of the Internal Revenue
         Code) to join and remain with the Company by offering them a greater share of the Company's stock and a greater identification with the Company.

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

         1994 Stock Option Plan:

            In September 1994, the Company's stockholders approved the 1994 Stock Option Plan (the "1994 Plan"), as amended in September 1996, under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,100,000 shares of the Company's Common Stock. The 1994 Plan is administered by the Compensation Committee, consisting of at least two members of the Board of Directors. The Compensation Committee, subject to provisions in the 1994 Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the 1994 Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant or 110% of such fair market value for options granted to any employee to or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. During fiscal 1999, 10,500 options were granted under the 1994 Plan with an exercise price of $6.125. Options are currently outstanding for 1,094,500 shares and 5,500 options are currently available for grant. No options to purchase shares granted under the 1994 Plan have been exercised.

            The Compensation Committee of the Board of Directors has the responsibility and authority to administer and interpret the provisions of the 1994 Plan. The Compensation Committee shall appropriately adjust the number of shares for which awards may be granted pursuant to the 1994 Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering or any change in capitalization. The Board may, from time to time, amend, suspend or terminate any or all of the provisions of the 1994 Plan, provided that, without the participant's approval, no change may be made which would prevent an ISO granted under the 1994 Plan from qualifying as an ISO under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or results in a modification of the ISO under Section 425(h) of the Code or otherwise alter or impair any right theretofore granted to any participant; and further provided that, without the consent and approval of the holders of a majority of the outstanding shares of Common Stock of the Company present at that meeting at which a quorum exists, neither the Board nor the Committee may make any amendment which (i) changes the class of persons eligible for options;
         (ii) increases (except as provided under Section 1.6 of the 1994 Plan) the total number of shares or other securities reserved for issuance under the 1994 Plan; (iii) decreases the minimum option prices stated in Section 2.2 of the 1994 (other than to change the manner of determining Fair Market Value to conform to any then applicable provision of the Code or any regulation thereunder); (iv) extends the expiration date of the 1994 Plan, or the limit on the maximum term of options; or (v) withdraws the administration of the 1994 Plan from a committee consisting of two or more members, each of whom is a Disinterested Person. With the consent of the Participant affected thereby, the Committee may amend or modify any outstanding option in any manner not inconsistent with the terms of the 1994 Plan.

         1998 Stock Option Plan

            In May 1998, the Board of Directors adopted the Nu Horizons Electronics Corp. 1998 Stock option Plan (the "1998 Option Plan"), under which any director, officer, employee or consultant of the Company, a subsidiary or an affiliate may be granted options to purchase an aggregate 350,000 shares of the Company's Common Stock. The 1998 Option Plan is to be administered by the Board of Directors of the Company; provided, however, that the Board may, in the exercise of its discretion, designate from among its members a Compensation committee or a Stock Option Committee (the "Committee") consisting of no fewer than two non-employee Directors, as defined by Rule 16b-3 under the Securities Exchange Act of 1934. The Compensation Committee administers the 1998 Option Plan. Subject to the terms of the 1998 Option Plan, the Board of Directors or the Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Option Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors of the Committee shall also, subject to the express provisions of the 1998 Option Plan, have the authority to interpret the 1998 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Option Plan. Only non-qualified stock options may be granted under the terms of the 1998 Option Plan. The exercise price of the options granted under the 1998 Option Plan will not be less than such fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations, and certain other events involving a change in the Company's capital. During fiscal 1999, 337,500 options were granted under the 1998 Option Plan with exercise prices of $6.125, $5.00 and $4.62. Options are currently outstanding for 337,500 shares and 12,500 options are currently available for grant. No options granted under the 1998 Option Plan have been exercised.

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

            Under the Director Plan, on June 1, 1994 each non-employee Director then serving received options to purchase 10,000 shares of Common Stock at a price of $8.25 per share (the price of shares of Common Stock on June 1, 1994) and on the June 1 of each subsequent year each non-employee director then serving has or will be granted options to purchase 10,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "asked prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

         Summary of Fiscal 1999 Stock Option Grants:

            During fiscal 1999, the Company granted options to purchase 100,000 shares to Mr. Nadata, 75,000 shares to each of Messrs. Lubman and Schuster and 10,000 shares to Mr. Durando at a price of $6.125 per share and options to purchase 10,000 shares to each of Messrs. Blau, Gardner and Polimeni at at a price of $6.125 per share.

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

            The annual contributions to the Plan are to be in such amounts, as the Board of Directors in its sole discretion shall determine. Each employee who participates in the Plan has a separate account and the annual contribution by the Company to an employee's account is not permitted to exceed the lesser of $30,000 (or such other limit as may be the maximum permissible pursuant to the provisions of Section 415 of the Code and Regulations issued thereunder) or 25% of such employee's annual compensation, as defined under the Plan. No contributions are required/of, nor shall any be accepted from, any employee.

            All contributions to the Plan are invested in the Company's securities (except for temporary investments), the Trustees having the right to purchase the Company's securities on behalf of employees. The Trustees are considered the stockholder for the purpose of exercising all owners' and stockholders' rights, with respect to the Company's securities held in the Plan, except for voting rights which inure to the benefit of each employee who can vote all shares held in his account, even if said shares are not vested. Vesting is based upon an employee's years of service, with employees generally becoming fully vested after six years.

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

            The Trustees are empowered to borrow funds for the purpose of purchasing the Company's securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In May, 1997 the Company, on behalf of the ESOP, entered into a revolving credit agreement with its bank which provides for a $3,000,000 revolving line of credit at the bank's prime rate until May 22, 2001. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 1999, the ESOP owned 431,251 shares at an average price of approximately $3.79 per share.

         401(k) Savings Plan

            The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($10,000 in calendar 1998). Company contributions are discretionary. Effective with the plan year ended February 28, 1999, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee's salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee's service with Company, matching contributions by the Company are fully vested. As of February 28, 1999 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 28, 1999, the Company contributed approximately $114,216 to the plan, of which $8,814 was a matching contribution of $2,438 for each of Mr. Lubman, Mr. Nadata, Mr. Schuster and $1,500 for Mr. Durando.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

             The following table sets forth, as of May 1, 1999, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company's outstanding Common Stock, based on filings with the Commission; (ii) each Director, (iii) the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company; and (iv) all executive officers and Directors as a group.


                                   NAME                                      SHARES              PERCENT
           ------------------------------------------------------      -----------------     ---------------

           Paul Durando                                                    46,502 (1) (2)             *
           Herbert M. Gardner                                                  62,612 (3)             *
           Harvey R. Blau                                                      47,075 (3)             *
           Dominic Polimeni                                                     6,667 (3)             *
           Irving Lubman                                                  320,321 (4) (5)           3.6%
           Arthur Nadata                                              591,481 (4) (5) (6)           6.5%
           Richard S. Schuster                                            584,884 (4) (5)           6.5%
           Dimensional Fund Advisors                                          497,642 (7)           5.7%
           Heartland Advisors                                                 700,000 (8)           8.0%
           All officers and directors as a group (7 persons)                   1,659,542            7.1%

  NOTES:
  ------
  (*)    Less than 1% of the Company's outstanding stock.
  (1) Includes options exercisable within 60 days for 41,250 shares of common stock under the Company's Key Employees Stock Option Plan and the 1994 Stock Option Plan.
  (2) Includes 5,252 shares of fully vested common stock owned through the Employee's Stock Ownership Plan, which include voting power.
  (3) Includes options exercisable within 60 days for 46,667 shares of common stock for Messrs. Gardner and Blau and 6,667 shares for Mr. Polimeni under the Company's Outside Director Stock Option Plan.
  (4) Includes options exercisable within 60 days for 273,650 shares of common stock for Messrs. Lubman and Schuster and 286,150 shares for Mr. Nadata under the Company's Key Employees Stock Option
         Plan and the 1994 Stock Option Plan.
  (5) Includes 15,133 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These Officers are also Trustees of the Plan.
  (6) Includes 45,398 shares held by his children as to which Mr. Nadata disclaims beneficial ownership.
  (7)    1299 Ocean Avenue, Santa Monica, CA  90401
  (8)    790 Milwaukee Street, Milwaukee, WI  53202

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

             Harvey R. Blau, a Director of the Company, is a member of Blau, Kramer, Wactlar & Lieberman, P.C., general counsel to the Company. For the fiscal year ended February 28, 1999, the Company paid $75,481 in legal fees to Blau, Kramer, Wactlar & Lieberman, P.C.

             For the fiscal year ended February 28, 1999, the Company received an aggregate $380,000 in respect of various electronic components sold to Procomponents, Inc. and PCI Manufacturing, two corporations in which Mitchell Lubman, Mr. Lubman's brother, is an officer and owns greater than ten percent equity interest.

             For the fiscal year ended February 28, 1999, the Company received an aggregate $412,000 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster's brother, is an officer and owns a greater than ten percent equity interest.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

(a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

                                                                                                         Page
                                                                                                         ----
        Independent Auditors' Report                                                                      F-1

        Consolidated Balance Sheets as of February 28, 1999 and February 28, 1998                         F-2

        Consolidated Statements of Income for the three years in the period ended February 28, 1999
                                                                                                          F-3

        Consolidated Statements of Changes in Shareholders' Equity for the three years in the
         period ended February 28, 1999                                                                   F-4


        Consolidated Statements of Cash Flows for the three years in the period ended February 28,
         1999                                                                                             F-5


        Notes to Consolidated Financial Statements                                                        F-7

        Schedule II - Valuation and Qualifying Accounts and Reserves                                       34


(a) (3) See exhibits required - Item (c) below

(b) No reports were filed by the Company on Form 8-K during the last quarter of the fiscal year.

(c)     Exhibits


      EXHIBIT
      NUMBER                                             DESCRIPTION
    ----------------------------------------------------------------------------------------------------

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

(c)    Exhibits (continued):


    EXHIBIT
     NUMBER                                     DESCRIPTION
--------------------------------------------------------------------------------

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

      10.3 Note Agreement dated August 15, 1994 between the Company and Massachusetts Mutual Life Insurance Company (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

      10.4        1994 Stock Option Plan (Incorporated by Reference to Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

      10.5 Outside Director Stock Option Plan (Incorporated by Reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

      10.6 Agreement dated September 22, 1995 between the Company and Paul Durando (Incorporated by Reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).

      10.7 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

      10.8 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Arthur Nadata. (Incorporated by Reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

      10.9 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Richard Schuster. (Incorporated by Reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31,
                  1996).

     10.10 Revolving Credit Agreement dated May 23, 1997, between the Company and two banks, Mellon Bank, N.A. and KeyBank National Association (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended February 28, 1997).

     10.11 Indemnity Agreements Dated May 23, 1997 between the Company and Messrs. Blau, Durando, Gardner, Lubman, Nadata and Schuster (incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997)

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

(d)    Exhibits (continued):

      EXHIBIT
      NUMBER                            DESCRIPTION
    ----------------------------------------------------------------------------

      10.12 First Amendment to Resolving Credit Agreement Dated May 23, 1997, between the Company and two banks, Mellon Bank, N.A. and Key Bank National Association. (Incorporated by reference to Exhibit 10.20 to From 10-Q for the quarter ended May 31, 1997)

      10.13 Second Amendment to Revolving Credit Agreement Dated May 23, 1997, between the Company and two banks, Mellon Bank, N.A. and Key Bank National Association. (Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended May 31, 1997)

      11.    Computation of Per Share Earnings

      22.    The following is a list of the Company's subsidiaries:


                                                            State of
                   Name                                   Incorporation
             -------------------------------------      -----------------

             NIC Components Corp.                       New York
             NIC Eurotech Limited                       United Kingdom
             Nu Horizons International Corp.            New York
             Nu Visions Manufacturing, Inc.             Massachusetts
             Nu Horizons/Merit Electronics Corp.        Delaware
             Nu Horizons Eurotech Limited               United Kingdom
             Titan Logistics Corp.                      New York


      23.    Accountant's Consent

      27.    Financial Data Schedule

      99.    Additional Exhibit

        23.  Accountant's Consent
             --------------------




       We consent to the incorporation by reference in Registration Statement numbers 33-11032, 33-20661, 33-88952 and 33-88958 on Form S-8 of our
       opinion dated May 17, 1999 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation's annual report on Form 10-K for the fiscal year ended February 28, 1999.






                                                 /s/ LAZAR LEVINE & FELIX LLP
                                                 ----------------------------
                                                 LAZAR LEVINE & FELIX LLP
                                                 Certified Public Accountants



       New York, New York
       May  26, 1999

      99.  Additional Exhibit:
           -------------------

        The following undertakings are incorporated by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 33-11032, 22-20661, 33-88952 and 33-88958).

       (a) The undersigned registrant hereby undertakes:

          (1) To file, during any period in which offers or sales are being made, a post-effective amendment to the registration statement:

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

SCHEDULE II

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                     SCHEDULE II--VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                      Three Years Ended February 28, 1999

                               Balance at             Additions
                               Beginning          charged to costs                                    Balance at end
      Description              of period            and expenses             Deductions (A)              of period
      -----------              ---------            ------------             -------------               ---------

Valuation account
 deducted in the
 balance sheet from
 the asset to which
 it applies:
   Allowance for
   doubtful accounts-
   accounts receivable

          1999                   $2,362,722              $762,500                    $494,238            $2,630,984
                            ===============     =================           =================      ================

          1998                   $2,192,079              $315,000                    $144,357            $2,362,722
                            ===============     =================           =================      ================

          1997                   $1,509,802              $701,500                    $ 19,223            $2,192,079
                            ===============     =================           =================      ================

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

                                By:  /s/ ARTHUR NADATA
                                   -----------------------------------------
                                     Arthur Nadata,
                                     President (Principal Operating Officer)

                                By:  /s/ PAUL DURANDO
                                   -----------------------------------------
                                     Vice President, Finance
                                     (Principal Financial and
                                     Accounting Officer)


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

               SIGNATURE                     CAPACITY                                   DATE
               ---------                     --------                                   ----

By:     /s/ IRVING LUBMAN                  Chairman of The Board,                  May  26, 1999
      --------------------------           Chief Operating Officer
        Irving Lubman

By:     /s/ ARTHUR NADATA                  President, Chief Executive              May  26, 1999
      --------------------------           Officer and Director
        Arthur Nadata

By:     /s/ RICHARD SCHUSTER               Vice President, Secretary               May  26, 1999
      --------------------------           and Director
        Richard Schuster

By:     /s/ PAUL DURANDO                   Vice President, Finance,                May  26, 1999
      --------------------------           Treasurer and Director
        Paul Durando

By:     /s/ HARVEY R. BLAU                       Director                          May  26, 1999
      --------------------------
        Harvey R. Blau

By:     /s/ HERBERT M. GARDNER                   Director                          May  26, 1999
      --------------------------
        Herbert M. Gardner

By:     /s/ DOMINIC A. POLIMENI                  Director                          May 26, 1999
      --------------------------
        Dominic A. Polimeni

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        -------------------------------

                                 EXHIBIT INDEX

                                      to

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        -------------------------------

                         NU HORIZONS ELECTONICS CORP.

            (Exact Name of Registrant as Specified in Its Charter)


EXHIBIT
NUMBER                                 DESCRIPTION
-----------------------------------------------------------------------------

11                   Computation of Per Share Earnings

27A                  Financial Data Schedule