Form 10-Q
period 1999-05-31
NU HORIZONS ELECTRONICS CORP
filed 1999-07-07
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarter Ended                              Commission file number
           May 31, 1999                                     1-8798
---------------------------------                -------------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter

                Delaware                                  11-2621097
--------------------------------------------    --------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization                    Identification No.)

     70 Maxess Road, Melville, New York                    11747
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X             NO
                                               -               ----

  Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


    Common Stock - Par Value $ .0066                      8,753,076
-----------------------------------------    -----------------------------------
               Class                                  Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                                     INDEX
                                     -----



PART I.      Financial Information                                                                  Page(s)

  ITEM 1.      Financial Statements

               Consolidated Condensed Balance Sheets -
               May 31, 1999 (unaudited) and February 28, 1999                                       3.

               Consolidated Condensed Statements of Income (unaudited) -
               Three Months Ended May 31, 1999 and 1998                                             4.

               Consolidated Condensed Statements of Cash Flows (unaudited) -
               Three Months Ended May 31, 1999 and 1998                                             5. - 6.

               Notes to Interim Consolidated Condensed Financial
               Statements (unaudited)                                                               7. - 8.

  ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                  9. - 12.

PART II.       Other Information                                                                    13.

 SIGNATURES                                                                                         14.

 INDEX TO EXHIBITS                                                                                  15.

   Exhibit 11  - Computation of Earnings per Common Share

   Exhibit 27  - Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                    -ASSETS-
                                    --------

                                                                            MAY                   FEBRUARY
                                                                          31, 1999                28, 1999
                                                                    ------------------      ------------------
                                                                            (unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                                           $    911,310             $   504,320
 Accounts receivable-net of allowance for doubtful
   accounts of $2,752,918 and $2,630,984 for May 31,
   1999 and February 28, 1999, respectively                                 45,212,354              41,920,403
 Inventories                                                                56,125,237              45,113,894
 Prepaid expenses and other current assets                                   3,012,019               2,355,255
                                                                    ------------------      ------------------
TOTAL CURRENT ASSETS                                                       105,260,920              89,893,872

PROPERTY, PLANT AND EQUIPMENT  NET (Note 2)                                  6,942,489               7,130,794

OTHER ASSETS:
 Cost in excess of net assets acquired-net                                   1,556,177               1,595,408
 Other assets                                                                1,153,622               1,138,821
                                                                    ------------------      ------------------
                                                                          $114,913,208             $99,758,895
                                                                    ==================      ==================

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                         $ 16,376,959            $14,369,712
 Accrued expenses                                                            7,289,488              6,674,263
      Income taxes payable                                                     255,975                      -
                                                                    ------------------      ------------------
TOTAL CURRENT LIABILITIES                                                   23,922,422             21,043,975
                                                                    ------------------     ------------------

LONG TERM LIABILITIES:
 Deferred income taxes                                                         482,755                418,852
 Revolving credit line (Note 3)                                             25,500,000             14,900,000
 Subordinated convertible notes (Note 4)                                     7,059,000              7,059,000
                                                                    ------------------      ------------------
                                                                            33,041,755             22,377,852
                                                                    ------------------     ------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none
   issued or outstanding                                                             -                      -
 Common stock, $ .0066 par value, 20,000,000 shares authorized;
   8,753,076 shares issued and outstanding for
   May 31, 1999 and February 28, 1999                                           57,770                 57,770
 Additional paid-in capital                                                 19,042,230             19,042,230
 Retained earnings                                                          39,603,687             38,076,840
                                                                    ------------------     ------------------
                                                                            58,703,687             57,176,840
 Less:  loan to ESOP                                                           754,656                839,772
                                                                    ------------------     ------------------
                                                                            57,949,031             56,337,068
                                                                    ------------------      ------------------
                                                                          $114,913,208            $99,758,895
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

                                                                           FOR THE THREE MONTHS ENDED
                                                                -----------------------------------------------
                                                                    MAY 31, 1999                MAY 31, 1998
                                                                -------------------         -------------------


NET SALES                                                             $74,141,612                 $60,231,919
                                                                -------------------         -------------------

COSTS AND EXPENSES:

 Cost of sales                                                         59,167,472                  46,593,041
 Operating expenses                                                    11,988,784                  11,209,218
 Interest expense                                                         418,073                     529,355
                                                                -------------------         -------------------
                                                                       71,574,329                  58,331,614
                                                                -------------------         -------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                2,567,283                   1,900,305

 Provision for income taxes                                             1,040,436                     778,954
                                                                -------------------         -------------------

NET INCOME                                                            $ 1,526,847                 $ 1,121,351
                                                                ===================         ===================



NET INCOME PER SHARE (Note 5):

 Basic                                                                   $.17                       $.13
                                                                         ====                       ====

 Diluted                                                                 $.14                       $.11
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

                                                                          FOR THE THREE MONTHS ENDED
                                                              ------------------------------------------------
                                                                   MAY 31, 1999                 MAY 31, 1998
                                                              -------------------          -------------------


INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                                        $ 70,729,661                 $ 62,730,421
 Cash paid to suppliers and employees                                 (79,334,731)                 (65,446,008)
 Interest paid                                                           (418,073)                    (529,355)
 Income taxes paid                                                     (1,002,650)                     (92,000)
                                                              -------------------          -------------------
   Net cash (used in) operating activities                            (10,025,793)                  (3,336,942)
                                                              -------------------          -------------------

Cash flows from investing activities:
 Capital expenditures                                                    (167,217)                    (609,387)
                                                              -------------------          -------------------
   Net cash (used in) investing activities                               (167,217)                    (609,387)
                                                              -------------------          -------------------

Cash flows from financing activities:
 Borrowings under revolving credit line                                35,700,000                   13,600,000
 Repayments under revolving credit line                               (25,100,000)                 (10,100,000)
                                                              -------------------          -------------------
   Net cash provided by financing activities                           10,600,000                    3,500,000
                                                              -------------------          -------------------

Net increase (decrease) in cash and cash equivalents                      406,990                     (446,329)

Cash and cash equivalents, beginning of year                              504,320                    4,333,669
                                                              -------------------          -------------------

Cash and cash equivalents, end of period                             $    911,310                 $  3,887,340
                                                              ===================          ===================


        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
          -----------------------------------------------------------
                                  (unaudited)

                                                                            FOR THE THREE MONTHS ENDED
                                                                ------------------------------------------------
                                                                     MAY 31, 1999                 MAY 31, 1998
                                                                  ------------------           ------------------


RECONCILIATION OF NET INCOME TO NET
  CASH (USED IN) OPERATING ACTIVITIES:

Net income                                                           $  1,526,847                  $ 1,121,351
                                                                -------------------          -------------------

Adjustments to reconcile net income to net cash
 (used in) operating activities:

 Depreciation and amortization                                            355,522                      244,620
 Contribution to ESOP                                                      85,116                       34,983
 Bad debt provision                                                       120,000                            -
 Changes in assets and liabilities
   Decrease (increase) in accounts receivable                          (3,411,951)                   2,498,502
   (Increase) in inventories                                          (11,011,343)                  (5,776,783)
   (Increase) decrease in prepaid expenses and other                     (656,764)                   1,449,295
    current assets
   Decrease (increase) in other assets                                     24,430                      (52,697)
   Increase (decrease)  in accounts payable and                         2,622,472                   (2,937,678)
    accrued expenses
   Increase in income taxes                                               255,975                      167,025
   (Decrease) increase in deferred taxes                                   63,903                      (85,560)
                                                                -------------------          -------------------
     Total Adjustments                                                (11,552,640)                  (4,458,293)
                                                                -------------------          -------------------

Net cash (used in) operating activities                              $(10,025,793)                 $(3,336,942)
                                                                ===================          ===================



        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp, Nu Horizons Eurotech Limited, NIC Eurotech Limited, Titan Logistics Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1999 and February 28, 1999 and the results of its operations and cash flows for the three month periods ended May 31, 1999 and 1998.

    The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 1999, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

    The results of operations for the three-month period ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following:

                                                                                   May                February
                                                                                 31, 1999             28, 1999
                                                                          -------------------     -------------------

    Furniture, fixtures and office equipment                                    $ 7,885,997             $ 7,839,268
    Computer equipment                                                            3,583,578               3,499,524
    Assets held under capitalized leases                                            919,834                 919,834
    Leasehold improvements                                                        1,274,092               1,254,364
                                                                          -------------------     -------------------
                                                                                 13,663,501              13,512,990

    Less:  accumulated depreciation and amortization                              6,721,012               6,382,196
                                                                          -------------------     -------------------
                                                                                $ 6,942,489             $ 7,130,794
                                                                          ===================     ===================

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



4.  SUBORDINATED CONVERTIBLE NOTES:

    In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 which was amortized over three years. As of May 31, 1999, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

5.  NET INCOME PER SHARE:

    Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128. In addition, prior period per share data has been restated in accordance with SFAS No. 128.

    The following average shares were used in the computation of basic and diluted earnings per share:


                                         May                        May
                                      31, 1999                   31, 1998
                                 ---------------            ---------------

         Basic                       8,753,076                  8,753,076
         Diluted                    11,462,359                 10,898,859



    A detailed computation of earnings per common share appears in Exhibit 11 to this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS:
         --------------

         Introduction:
         -------------

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("Merit"), NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech Limited, NIC Eurotech Limited and Titan Logistics Corp., are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

         Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEM's.

         The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 1999 and February 28, 1999; (ii) Consolidated Condensed Statements of Income for the three month periods ended May 31, 1999 and 1998 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 1999 and 1998.

         Results of Operations:
         ----------------------

         Sales for the three-month period ended May 31, 1999 were $74,141,612 as compared to $60,231,919 for the comparable period of the prior year, an increase of approximately 23%, and $66,579,269 for the immediately preceding quarter ended February 28, 1999, an increase of approximately 11%. Management attributes these increases to the core semiconductor distribution business. The ability to generate a greater market penetration to a larger account base, providing larger orders, has contributed to the Company's ability to increase sales performance by substantial amounts for both the year-to-year and sequential comparisons. While the Company believes it can continue to successfully implement this approach, no assurances can be given in this regard.

         The gross profit margin for the quarter ended May 31, 1999 was 20.2% as compared to 22.6% for the quarter ended May 31, 1998 and 20.8% for the immediately preceding quarter ended February 28, 1999. This overall decrease in gross margin compared to the prior period is due to a greater percentage of larger orders from larger customers, which requires a lower gross margin marketing approach on that business, thereby imposing a downward effect on margins overall. The Company expects this type of margin pressure to continue in concert with an aggressive incremental sales approach.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued):
         ----------------------------------

         Results of Operations (Continued):
         ----------------------------------

         Operating expenses were approximately $11,989,000 for the three months ended May 31, 1999 as compared to $11,209,000 for the three months ended May 31, 1998, an increase of approximately $780,000 or 7%. Operating expenses as a percentage of sales dropped from 18.6% of sales for the quarter ended May 31, 1998, to 16.2% of sales for the current quarter ended May 31, 1999. Management is encouraged by the fact that sales volume is increasing at a greater rate than operating expenses which is beginning to provide the economies of scale required to produce an enhanced bottom line performance. Management believes that this trend should continue through the remainder of the fiscal year, although no assurances can be given in this regard.

         Interest expense decreased from $529,355 for the three months ended May 31, 1998 to $418,073 for the three months ended May 31, 1999 as a result of lower average levels of bank debt as compared to the prior comparable period. The decrease in bank debt was primarily due to a decrease in average borrowings due to an increase in the Company's current asset levels, which were more than offset by the increase in current liabilities.

                                                                             INTEREST EXPENSE
                                                                        FOR THE THREE MONTHS ENDED
                                                             ----------------------------------------------
                                                                      May                        May
                                                                    31, 1999                   31, 1998
                                                             -------------------        -------------------

          Revolving Bank Credit                                        $ 272,481                  $ 383,763
          Sub. Convert. Notes                                            145,592                    145,592
                                                             -------------------        -------------------
          Total Interest Expense                                       $ 418,073                  $ 529,355
                                                             ===================        ===================

         Net income for the three month period ended May 31, 1999 was $1,526,847 or $ .17 per share as compared to $1,121,351 or $.13 per share for the three month period ended May 31, 1998. Management attributes the increase in earnings to increased sales volume net of higher operating expenses for the May 1999 period as compared to the May 1998 period.

         Liquidity and Capital Resources:
         --------------------------------

         At May 31, 1999, the Company's current ratio was 4.4:1 as compared to 4.3:1 at February 28, 1999. Working capital increased from approximately $68,850,00 at February 28, 1999 to approximately $81,338,000 at May 31, 1999, while cash increased from February 28, 1999 to May 31, 1999 by approximately $407,000. The primary reasons for the increase in working capital was an increase in inventories and accounts receivable financed primarily through long term debt during the current period.

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

         In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of May 31, 1999, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

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

         Vendors. The Company has initiated communications, including surveys, with its vendors (and customers) to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over responses to its inquiries and the actions of these third parties. Approximately 95% of the Company's vendors have responded indicating that they are or will be Year 2000 compliant in a timely fashion. Thus, while the Company does not anticipate any significant Year 2000 problems with its vendors, there can be no assurance that these vendors in fact have no Year 2000 problems. To the extent that these vendors may have unrecognized Year 2000 problems, there can be no assurance that they will resolve any and all of such problems before the occurrence of a disruption to their business or that of their customers. Since there are many suppliers of alternative products, the Company does not anticipate that the failure of its vendors to resolve Year 2000 problems with their systems in a timely manner will have a material adverse effect on the Company's business, financial condition, and results of operation; however no assurances can be given in this regard.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

         Impact of Year 2000 Issue (continued):

         Most Likely Consequences of Year 2000 Problems. The Company believes it has identified and resolved all potential internal Year 2000 problems that could materially adversely affect its business operations. However, the Company does not believe that it is possible to determine with complete certainty that all Year 2000 problems which affect it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. In addition, the Company is unable to determine with any degree of certainty, the changes in buying habits of its current and potential customers due to their concerns over Year 2000 issues and whether its vendors will be Year 2000 compliant. As a result, the Company expects that it could likely experience a significant number of operational inconveniences and inefficiencies for it and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities.

         Contingency Plans. Since the Company has ensured that its software is Year 2000 compliant, it does not believe that it needs to develop contingency plans to identify and correct Year 2000 problems affecting its internal systems. The Company expects to develop contingency plans to deal with any Year 2000 problems identified by its vendors. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

         None

ITEM 6.  Exhibits and Reports:

         (a)  Exhibits:

              11. Statement re: Computation of Per Share Earnings (See Notes to Consolidated Financial Statements Note 5)

              27.  Financial Data Schedule


         (b)  Reports on Form 8-K

              Form 8-K Dated May 26, 1999 Item 5 Regarding Distribution of Preferred Share Purchase Rights.

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


                                                          Nu Horizons Electronics Corp.
                                                        -------------------------------------------------
                                                          Registrant



                                                          /s/ Arthur Nadata
                                                        -------------------------------------------------
Date:          July  6, 1999                              Arthur Nadata, President and
                                                          Chief Executive Officer



                                                          /s/ Paul Durando
                                                        -------------------------------------------------
Date:          July  6, 1999                              Paul Durando, Vice President-Finance
                                                          and Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        -------------------------------

                                 EXHIBIT INDEX

                                      To

                                   FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED MAY 31, 1999

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