Form 10-Q
period 1999-08-31
NU HORIZONS ELECTRONICS CORP
filed 1999-10-04
CIK 718074

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               QUARTERLY REPORT
       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


             For Quarter Ended                   Commission file number
              August 31, 1999                           1-8798
               ---------------                          ------

                         Nu Horizons Electronics Corp.
                         -----------------------------

             (Exact name of registrant as specified in its charter

                    Delaware                        11-2621097
                    --------                        ----------

         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization         Identification No.)


        70 Maxess Road, Melville, New York             11747
        ----------------------------------             -----

     (Address of principal executive offices)        (Zip Code)

                                (516) 396-5000
                                --------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

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
YES X       NO
    -

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


        Common Stock Par Value $ .0066                      8,753,076
        ------------------------------                      ---------
                     Class                             Outstanding Shares

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------

                                     INDEX
                                     -----


PART I.  Financial Information                                                     Page(s)
ITEM 1.   Financial Statements

          Consolidated Condensed Balance Sheets  August 31, 1999
          (unaudited) and February 28, 1999                                          3.

          Consolidated Condensed Statements of Income (unaudited) -
          Six Months and Three Months Ended August 31, 1999 and 1998                 4.

          Consolidated Condensed Statements of Cash Flows (unaudited) -
          Six Months Ended August 31, 1999 and 1998                                  5.-6.

          Notes to Interim Consolidated Condensed Financial
          Statements (unaudited)                                                     7.-8.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                        9.-12.

PART II. Other Information

ITEM 4.   Submission of Matters to a Vote of Security Holders                        13.

ITEM 6.   Exhibits and Reports on Form 8-K                                           13.

SIGNATURES                                                                           14.

INDEX TO EXHIBITS                                                                    15.

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

          Exhibit 27 - Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                   -ASSETS-
                                   --------

                                                                                 AUGUST            FEBRUARY
                                                                                31, 1999           28, 1999
                                                                              ------------        -----------
                                                                              (unaudited)
CURRENT ASSETS:
 Cash                                                                         $  1,006,417        $    504,320
 Accounts receivable-net of allowance for doubtful
   accounts of $3,020,030 and $2,630,984 for August 31, 1999
   and February 28, 1999, respectively                                          46,996,541          41,920,403
 Inventories                                                                    65,040,166          45,113,894
 Prepaid expenses and other current assets                                         840,286           2,355,255
                                                                              ------------        ------------
TOTAL CURRENT ASSETS                                                           113,883,410          89,893,872

PROPERTY, PLANT AND EQUIPMENT NET (Note 2)                                       6,953,881           7,130,794

OTHER ASSETS
 Cost in excess of net assets acquired-net                                       1,516,946           1,595,408
 Other assets                                                                    1,180,133           1,138,821
                                                                              ------------        -----------
                                                                              $123,534,370        $ 99,758,895
                                                                              ============        ============

                    -LIABILITIES AND SHAREHOLDERS' EQUITY-
                    --------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                             $ 22,607,508        $14,369,712
 Accrued expenses                                                                2,751,776          6,674,263
 Income taxes payable                                                              333,217                  -
                                                                              ------------        -----------
TOTAL CURRENT LIABILITIES                                                       25,692,501         21,043,975
                                                                              ------------        -----------

LONG TERM LIABILITIES:
 Deferred income taxes                                                             538,974            418,852
 Revolving credit line (Note 3)                                                 30,000,000         14,900,000
 Subordinated convertible notes (Note 4)                                         7,059,000          7,059,000
                                                                              ------------        -----------
                                                                                37,597,974         22,377,852
                                                                              ------------        -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none
   issued or outstanding                                                                 -                  -
 Common Stock, $ .0066 par value, 20,000,000 shares authorized;
   8,753,076 and shares issued and outstanding for
   August 31, 1999 and February 28, 1999                                            57,770             57,770
 Additional paid-in capital                                                     19,042,230         19,042,230
 Retained earnings                                                              41,813,435         38,076,840
                                                                              ------------        -----------
                                                                                60,913,435         57,176,840
 Less: loan to ESOP                                                                669,540            839,772
                                                                              ------------        -----------
                                                                                60,243,895         56,337,068
                                                                              ------------        -----------
                                                                              $123,534,370        $99,758,895
                                                                              ============        ===========

       See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                         FOR THE SIX MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                         ------------------------         --------------------------

                                         AUGUST           AUGUST          AUGUST            AUGUST
                                        31, 1999         31, 1998        31, 1999          31, 1998
                                      ------------     ------------     -----------       -----------
NET SALES                             $163,013,007     $123,029,836     $88,871,395       $62,797,917
                                      ------------     ------------     -----------       -----------

COSTS AND EXPENSES:

Cost of sales                          130,074,835       95,441,930      70,907,363        48,848,889
Operating expenses                      25,617,773       22,441,520      13,628,989        11,232,302
Interest expense                         1,007,780        1,166,395         589,707           637,040
                                      ------------     ------------     -----------       -----------
                                       156,700,388      119,049,845      85,126,059        60,718,231
                                      ------------     ------------     -----------       -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES
                                         6,312,619        3,979,991       3,745,336         2,079,686

Provision for income taxes               2,576,023        1,627,816       1,535,587           848,862
                                      ------------     ------------     -----------       -----------
NET INCOME                            $  3,736,596     $  2,352,175     $ 2,209,749       $ 1,230,824
                                      ============     ============     ===========       ===========

NET INCOME PER SHARE (Note 5):

Basic                                 $        .42     $        .27     $       .25       $       .14
                                      ============     ============     ===========       ===========

Fully diluted                         $        .34     $        .22     $       .20       $       .12
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

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                      --------------------------
                                                                                       AUGUST            AUGUST
                                                                                      31, 1999          31, 1998
                                                                                      --------          --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                                                      $ 157,494,369     $ 126,745,584
 Cash paid to suppliers and employees                                               (169,680,097)     (125,931,758)
 Interested received                                                                           -                 -
 Interest paid                                                                        (1,007,780)       (1,166,395)
 Income taxes paid                                                                       922,363        (1,322,170)
                                                                                   -------------     -------------
   Net cash (used in) operating activities                                           (14,115,871)       (1,674,739)
                                                                                   -------------     -------------

Cash flows from investing activities:
 Capital expenditures                                                                   (482,031)         (800,067)
                                                                                   -------------     -------------
   Net cash (used in) investing activities                                              (482,031)         (800,067)
                                                                                   -------------     -------------

Cash flows from financing activities:
 Borrowings under revolving credit line                                               64,805,000        37,300,000
 Repayments under revolving credit line                                              (49,709,000)      (36,400,000)
                                                                                   -------------     -------------
   Net cash provided by financing activities                                          15,100,000           900,000
                                                                                   -------------     -------------

Net increase (decrease) in cash and cash equivalents                                     502,098        (1,574,806)

Cash and cash equivalents, beginning of year                                             504,320         4,333,669
                                                                                   -------------     -------------

Cash and cash equivalents, end of period                                           $   1,006,417     $   2,758,863
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

                                                                      FOR THE SIX MONTHS ENDED
                                                                 ----------------------------------
                                                                 AUGUST 31, 1999   AUGUST 31, 1998
                                                                 ----------------  ----------------
RECONCILIATION OF NET INCOME TO NET
CASH (USED IN) OPERATING ACTIVITIES:

Net income                                                         $  3,736,596       $ 2,352,175
                                                                   ------------       -----------

Adjustments to reconcile net income to net cash
(used in) operating activities:

  Depreciation and amortization                                         737,406           488,983
  Contribution to ESOP                                                  170,232            87,482
  Bad debt provision                                                    442,500           177,500

Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                         (5,518,638)        3,715,748
  (Increase) in inventories                                         (19,926,272)       (9,171,666)
  Decrease in prepaid expenses and other
   current assets                                                     1,514,969         1,105,395
  (Increase) in other assets                                            (41,312)          (61,606)
  Increase (decrease) in accounts payable and
   accrued expenses                                                   4,315,309          (501,168)
  Increase in income taxes                                              333,217           203,463
  (Decrease) increase in deferred income taxes                          120,122           (71,045)
                                                                   ------------       -----------
    Total Adjustments                                                17,852,467        (4,026,914)
                                                                   ------------       -----------

Net cash (used in) operating activities                            $(14,115,871)      $(1,674,739)
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

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") and its subsidiaries (Nu Horizons/Merit Electronics Corp., NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited, NIC Eurotech Limited, Titan Logistics Corp. and Nu Visions Manufacturing, Inc.) contain all adjustments necessary to present fairly the Company's financial position at August 31, 1999 and February 28, 1999 and the results of its operations for the six and three month periods ended August 31, 1999 and 1997 and cash flows for the six month periods ended August 31, 1999 and 1998.

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

The results of operations for the six and three month periods ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                          AUGUST            FEBRUARY
                                                         31, 1999           28, 1999
                                                         --------           --------
Furniture, fixtures and office equipment               $ 8,076,473         $ 7,839,268
Computer equipment                                       3,725,891           3,499,524
Assets held under capitalized leases                       919,834             919,834
Leasehold improvements                                   1,254,364           1,254,364
                                                       -----------         -----------
                                                        13,976,562          13,512,990

Less: accumulated depreciation and amortization          7,022,681           6,382,196
                                                       -----------         -----------

                                                       $ 6,953,881         $ 7,130,794
                                                       ===========         ===========

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

4.   SUBORDINATED CONVERTIBLE NOTES:

In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of August 31, 1999, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

5.   NET INCOME PER SHARE:

Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128. In addition, prior period per share data has been restated in accordance with SFAS No. 128.

The following average shares were used in the computation of primary and fully diluted earnings per share:

                       Six Months Ended            Three Months Ended
                          August 31,                    August 31,
                          ----------                    ----------
                       1999         1998             1999         1998
                       ----         ----             ----         ----
Basic                8,753,076    8,753,076        8,753,076     8,753,076
Diluted             11,492,359   11,271,859       11,492,359    11,271,859

A detailed computation of earnings per common share appears in Exhibit 11 to this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS:
         -------------

Introduction:
-------------

Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, Nu Horizons/Merit Electronics Corp. ("Merit"), NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International") Nu Horizons Eurotech Limited, NIC Eurotech Limited and Titan Logistics Corp. are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEMs.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 1999 and February 28, 1999; (ii) Consolidated Condensed Statements of Income for the six and three month periods ended August 31, 1999 and 1998 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 1999 and 1998.

Results of Operations:
----------------------

Sales for the six-month period ended August 31, 1999 were $163,013,007 as compared to $123,029,836 for the comparable period of the prior year, an increase of approximately $39,983,000 or 32%. Sales for the three-month period ended August 31, 1999 were $88,871,395 as compared to $62,797,917 for the comparable period of the prior year, an increase of approximately $26,073,000 or 42%. Management attributes this increase in sales entirely to the core semiconductor distribution business which experienced substantially increased unit sales. Management believes that the ability to generate greater market penetration to a larger account base coupled with an increased focus on fewer product lines, has contributed to the substantial increase in sales performance for both the three month and six month year to year periods. While the company believes it can continue to successfully implement this approach, no assurances can be given in this regard.

The gross profit margins for both the three and six months ended August 31, 1999 were approximately 20.2 % as compared to 22.2% and 22.4% for the comparable periods of the prior year. This overall decrease in gross margin compared to the prior periods is due to a greater percentage of larger orders from larger customers, which requires a lower gross margin marketing approach on that business, thereby decreasing margins overall. The Company expects this type of margin pressure to continue notwithstanding its aggressive incremental sales approach.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

Results of Operations (Continued):
----------------------------------

Operating expenses have increased from approximately $22,442,000 for the six months ended August 31, 1998 to approximately $25,618,000 for the six months ended August 31, 1999, an increase of 14.2% or approximately $3,176,000. For the three months ended August 31, 1999 as compared to the three months ended August 31, 1998 operating expenses increased from approximately $11,232,000 to $13,629,000, an increase of 21.3%, or approximately $2,397,000. The dollar increases in operating expenses were due to increases in the following expense categories: Approximately $ 2,683,000, or 85%, of the increase for the six-month period and approximately $1,785,000, or 75%, of the increase for the three-month period, were for personnel related costs such as commissions, salaries, travel, fringe benefits. The remaining increase of approximately $493,000, or 15%, for the six- month period and approximately $612,000, or 25%, for the three-month period were a result of increases in various other selling, general, and administrative expenses. Management is encouraged by the fact that sales volume is increasing at a greater rate than operating expenses which it believes is beginning to provide the economies of scale required to produce an enhanced bottom line performance. Management believes that this trend should continue through the remainder of the fiscal year, although no assurances can be given in this regard.

Interest expense decreased from approximately $1,166,000 for the six months ended August 31, 1998 to approximately $1,008,000 for the six months ended August 31, 1999 and from approximately $637,000 for the three-month period ended August 31, 1998 to $589,000 for the three-month period ended August 31, 1999. These slight decreases were primarily due to slightly lower average borrowings during the periods as compared to the prior year.

                                             INTEREST EXPENSE
                                             ----------------
                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                          --------------------------    ------------------------
                              AUGUST       AUGUST         AUGUST       AUGUST
                             31, 1999     31, 1998        31, 1999     31, 1998
                            ---------    ---------      ----------   ----------
Revolving Bank Credit       $ 444,115    $ 491,448      $  716,596      875,211
Sub. Convert. Notes           145,592      145,592         291,184      291,184
                            ---------    ---------      ----------   ----------
Total Interest Expense      $ 589,707    $ 637,040      $1,007,780   $1,166,395
                            =========    =========      ==========   ==========

Net income for the six-month period ended August 31, 1999 was $3,736,596 or $.34 per share diluted as compared to $2,352,175 or $.22 per share diluted for the six-month period ended August 31, 1998. Net income for the three-month period ended August 31, 1999 was $2,209,749 or $.20 per share diluted as compared to $1,230,824 or $.12 per share diluted for the corresponding period of the prior year. Management attributes the increase in earnings to increased sales volume net of higher operating expenses for the periods in 1999 as compared to 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

Liquidity and Capital Resources:
--------------------------------

At August 31, 1999, the Company's current ratio was 4.4:1 as compared to 4.3:1 at the fiscal year ended February 28, 1999. Working capital increased from approximately $68,850,000 as of February 28, 1999 to approximately $88,190,000 at August 31, 1999 while cash increased from February 28, 1999 to August 31, 1999 by approximately $502,000. The primary reasons for the increase in working capital was the increase in accounts receivable and inventories financed primarily through long term debt during the current period. This increase was required to support the increased sales activity over the six-month period.

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

In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of August 31, 1999, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

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

Impact of Year 2000 Issue (continued):
--------------------------------------

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

Contingency Plans. Since the Company has ensured that its software is Year 2000 compliant, it does not believe that it needs to develop contingency plans to identify and correct Year 2000 problems affecting its internal systems. The Company expects to develop contingency plans to deal with any Year 2000 problems identified by its vendors by December 1, 1999. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

Forward Looking Information
---------------------------

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company's products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts , economic conditions in the semiconductor industry and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION


ITEM 2.  Legal Proceedings

         There are no material legal proceedings against the Company to which any its property is subject.

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant held its Annual Meeting of Stockholders on September 23, 1999. The following proposals were adopted by the votes indicated.

         (b) (c) (1)  Two directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2002, in addition to the five other Directors, Richard Schuster, Paul Durando, Harvey Blau, Herbert Gardner and Dominic Polimeni, whose term of office continued after the meeting. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


                      NAME                  VOTES FOR        VOTES WITHHELD
                      ----                  ---------        --------------
                      Irving Lubman         6,980,982            53,228
                      Arthur Nadata         6,980,982            53,228

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


                                        Nu Horizons Electronics Corp.
                                        ---------------------------------------
                                        Registrant



                                        /s/ Arthur Nadata
                                        ---------------------------------------
Date:  October 4, 1999                  Arthur Nadata, President and
                                        Chief Executive Officer


                                        /s/ Paul Durando
                                        ---------------------------------------
Date:  October 4, 1999                  Paul Durando, Vice President-Finance
                                        and Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  __________

                                 EXHIBIT INDEX

                                      To

                                   FORM 10-Q

                 FOR THE FISCAL QUARTER ENDED AUGUST 31, 1999

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT 1934

                                  __________

                         NU HORIZONS ELECTRONICS CORP.

            (Exact Name of Registrant as Specified in Its Charter)


    EXHIBIT
    NUMBER                                         DESCRIPTION
-------------------------------------------------------------------------------
      11                                Computation of Per Share Earnings

      27                                      Financial Data Schedule