Form 10-Q
period 1999-11-30
NU HORIZONS ELECTRONICS CORP
filed 2000-01-11
CIK 718074

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               QUARTERLY REPORT

       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


          For Quarter Ended                      Commission file number
          November 30, 1999                              1-8798
---------------------------------------     -----------------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                    11-2621097
----------------------------------------    ------------------------------------
   (State of other jurisdiction of                   (I.R.S. Employer
    incorporation or organization                   Identification No.)

70 Maxess Road, Melville, New York                         11747
----------------------------------------    ------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report

    Common Stock - Par Value $.0066                       9,192,289
---------------------------------------     ------------------------------------
               Class                                  Outstanding Shares

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                        Page(s)
PART I:          Financial Information

     ITEM 1.     Financial Statements

                 Consolidated Condensed Balance Sheets -
                 November 30, 1999 (Unaudited) and February 28, 1999                    Page    3.

                 Consolidated Condensed Statements of Income (Unaudited) -
                 Nine Months and Three Months Ended November 30, 1999 and 1998          Page    4.

                 Consolidated Condensed Statements of Cash Flows (Unaudited) -
                 Nine Months Ended November 30, 1999 and 1998                           Pages   5. - 6.

                 Notes to Interim Consolidated Condensed Financial
                 Statements (Unaudited)                                                 Pages   7. - 8.

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                    Pages   9. - 13.

PART II:         Other Information

     ITEM 6.     Exhibits and Reports on Form 8-K                                       Page    14.


Signatures                                                                               Page   15.

  Exhibit Index
  Exhibit 10.14  Revolving Credit Agreement dated October 28, 1999 between the
                 Company and three banks: Mellon Bank, N.A., European American
                 Bank, and HSBC Bank USA.

  Exhibit 11      -  Computation of Earnings per Common Share (See Notes to
                     Consolidated Condensed Financial Statements - Note 5)

  Exhibit 27      -  Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                   -ASSETS-
                                   --------

                                                                         NOVEMBER                FEBRUARY
                                                                         30, 1999                28, 1999
                                                                    ------------------      ------------------
                                                                        (unaudited)
CURRENT ASSETS:
 Cash                                                               $        5,544,132      $          504,320
 Accounts receivable-net of allowance for doubtful
   accounts of $3,089,836 and $2,360,984 for November 30,
   1999 and February 28, 1999, respectively                                 57,496,706              41,920,403
 Inventories                                                                65,377,896              45,113,894
 Prepaid expenses and other current assets                                     628,388               2,355,255
                                                                    ------------------      ------------------
TOTAL CURRENT ASSETS                                                       129,047,122              89,893,872

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)                                 6,893,663               7,130,794

OTHER ASSETS
 Cost in excess of net assets acquired-net                                   1,477,715               1,595,408
 Other assets                                                                1,190,625               1,138,821
                                                                    ------------------      ------------------
                                                                    $      138,609,125      $       99,758,895
                                                                    ==================      ==================

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                   $        9,299,665      $      14,369,712
 Accrued expenses                                                           18,866,159              6,674,263
 Income taxes payable                                                          312,170                      -
 Current portion of subordinate convertible notes (Note 4)                   2,353,000                      -
                                                                    ------------------     ------------------
TOTAL CURRENT LIABILITIES                                                   30,830,994             21,043,975
                                                                    ------------------     ------------------

LONG-TERM LIABILITIES:
 Deferred income taxes                                                         636,627                418,852
 Revolving credit line (Note 3)                                             38,500,000             14,900,000
 Subordinated convertible notes (Note 4)                                     4,706,000              7,059,000
                                                                    ------------------     ------------------
TOTAL LONG-TERM LIABILTIES                                                  43,842,627             22,377,852
                                                                    ------------------     ------------------

MINORITY INTEREST IN SUBSIDIARY (NOTE 6)                                       222,569                      -
                                                                    ------------------     ------------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none
   issued or outstanding                                                             -                      -
 Common Stock, $ .0066 par value, 20,000,000 shares authorized;
   9,192,289 and 8,753,076 shares issued and outstanding for
   November 30, 1999 and February 28, 1999, respectively                        60,668                 57,770
 Additional paid-in capital                                                 19,046,807             19,042,230
 Retained earnings                                                          45,189,884             38,076,840
                                                                    ------------------     ------------------
                                                                            64,297,359             57,176,840
 Less:  loan to ESOP                                                           584,424                839,772
                                                                    ------------------     ------------------
                                                                            63,712,935             56,337,068
                                                                    ------------------     ------------------
                                                                    $      138,609,125     $       99,758,895
                                                                    ==================     ==================

        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)


                                      FOR THE NINE MONTHS ENDED                        FOR THE THREE MONTHS ENDED
                           --------------------------------------------      ------------------------------------------
                                  NOVEMBER                NOVEMBER                 NOVEMBER               NOVEMBER
                                  30, 1999                30, 1998                 30, 1999               30, 1998
                           --------------------     -------------------      ------------------     -------------------
NET SALES                  $        263,835,664     $       187,293,056      $      100,822,657     $        64,263,220
                           --------------------     -------------------      ------------------     -------------------

COSTS AND EXPENSES:

 Cost of sales                      209,993,293             146,123,662              79,918,457              50,681,732
 Operating expenses                  39,927,601              33,387,189              14,410,405              10,945,669
 Interest expense                     1,958,645               1,682,699                 850,286                 516,304
 Interest income                              -                  (1,602)                      -                  (1,602)
                           --------------------     -------------------      ------------------     -------------------
                                    251,879,539             181,191,948              95,179,148              62,142,103
                           --------------------     -------------------      ------------------     -------------------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                    11,956,125               6,101,108               5,643,509               2,121,117

  Provision for income
   taxes                              4,843,081               2,461,090               2,267,059                 833,274
                           --------------------     -------------------      ------------------     -------------------

NET INCOME                 $          7,113,044     $         3,640,018      $        3,376,450     $         1,287,843
                           ====================     ===================      ==================     ===================

NET INCOME PER SHARE
(Note 5):

 Primary                   $                .81     $               .42      $              .38     $               .15
                           ====================     ===================      ==================     ===================

 Fully diluted             $                .64     $               .35      $              .30     $               .12
                           ====================     ===================      ==================     ===================

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                                     Page 1 or 2

                                                                         FOR THE NINE MONTHS ENDED
                                                                  --------------------------------------
                                                                      NOVEMBER               NOVEMBER
                                                                      30, 1999               30, 1998
                                                                  ---------------        ---------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                                     $   247,484,523        $   187,285,857
 Cash paid to suppliers and employees                                (259,725,660)          (177,405,794)
 Interested received                                                            -                  1,602
 Interest paid                                                         (1,958,645)            (1,682,699)
 Income taxes paid                                                     (3,586,218)            (1,532,154)
                                                                  ---------------        ---------------
   Net cash (used in) operating activities                            (17,786,000)             6,666,812
                                                                  ---------------        ---------------

Cash flows from investing activities:
 Capital expenditures                                                    (781,663)            (1,852,584)
                                                                  ---------------        ---------------
 Net cash  (used in) provided by investing activities                    (781,663)            (1,852,584)
                                                                  ---------------        ---------------

Cash flows from financing activities:
 Borrowings under revolving credit line                                89,505,000             43,550,000
 Repayments under revolving credit line                               (65,905,000)           (45,850,000)
 Proceeds from stock options                                                7,475                      -
                                                                  ---------------        ---------------
 Net cash (used in) provided  by financing activities                  23,607,475             (2,300,000)
                                                                  ---------------        ---------------

Net increase in cash and cash equivalents                               5,039,812              2,514,228
Cash and cash equivalents, beginning of year                              504,320              4,333,669
                                                                  ---------------        ---------------

Cash and cash equivalents, end of period                          $     5,544,132        $     6,847,897
                                                                  ===============        ===============

       See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
          -----------------------------------------------------------
                                  (unaudited)

                                                                     Page 2 of 2

                                                                           FOR THE NINE MONTHS ENDED
                                                              -------------------------------------------------
                                                                     NOVEMBER                     NOVEMBER
                                                                     30, 1999                     30, 1998
                                                              --------------------          -------------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY (USED IN)  OPERATING ACTIVITIES:

Net income                                                    $          7,113,044          $         3,640,018
                                                              --------------------          -------------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

 Depreciation and amortization                                           1,136,487                    1,003,354
 Contribution to ESOP                                                      255,348                      165,076
 Bad debt provision                                                        774,838                      455,000
 Changes in assets and liabilities
   (Increase) in accounts receivable                                   (16,351,141)                      (7,199)
   (Increase) in inventories                                           (20,264,002)                  (3,005,804)
   Decrease in prepaid expenses and other
   current assets                                                        1,726,867                      924,314
   (Increase) in other assets                                              (51,804)                     (89,760)
   Increase in accounts payable and accrued expenses                     7,121,849                    3,594,583
   Increase income taxes payable                                           312,170                            -
   (Decrease) increase in deferred taxes                                   217,775                      (12,770)
    Increase in minority interest                                          222,569                            -
                                                              --------------------          -------------------
    Total Adjustments                                                  (24,899,044)                   3,026,794
                                                              --------------------          -------------------
Net cash provided by (used in) operating activities           $        (17,786,000)         $         6,666,812
                                                              ====================          ===================

       See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company") its wholly owned subsidiaries, (NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited, NIC Eurotech Limited, Titan Logistics Corp. and Nu Visions Manufacturing, Inc.) and NIC Components Asia PTE. LTD. of which the company owns 70%, contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1999 and February 28, 1999 and the results of its operations for the nine and three month periods ended November 30, 1999 and 1998 and cash flows for the nine month periods ended November 30, 1999 and 1998.

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

     The results of operations for the nine and three month periods ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following:


                                                                          NOVEMBER                FEBRUARY
                                                                          30, 1999                28, 1999
                                                                        -----------             -----------
     Furniture, fixtures and office equipment                           $ 8,115,997             $ 7,839,268
     Computer equipment                                                   3,973,162               3,499,524
     Assets held under capitalized leases                                   919,834                 919,834
     Leasehold improvements                                               1,254,364               1,254,364
                                                                        -----------             -----------
                                                                         14,263,357              13,512,990

     Less:  accumulated depreciation and amortization                     7,369,694               6,382,196
                                                                        -----------             -----------
                                                                        $ 6,893,663             $ 7,130,794
                                                                        ===========             ===========

3.   BANK LINE OF CREDIT

     On October 28, 1999, the Company entered into a new unsecured revolving line of credit with three banks, which currently provides for maximum borrowings of $57,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 125.0 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 23, 2003.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
   NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
   ------------------------------------------------------------------------
                                  (unaudited)



4.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $8.5714 per share, as adjusted. The cost of issuing these notes was $521,565 and was amortized over three years. As of November 30, 1999, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002.

5.   NET INCOME PER SHARE:

     Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128. In addition, prior period per share data has been restated in accordance with SFAS No. 128.

     The following average shares were used in the computation of basic and diluted earnings per share:



                                            Three Months Ended                         Nine Months Ended
                                               November 30,                               November 30,
                                      ------------------------------            ------------------------------
                                            1999                1998                  1999                1998
                                      ----------          ----------            ----------          ----------

     Basic                             8,899,480           8,753,076             8,801,889           8,753,076
     Diluted                          11,690,193          11,271,859            11,558,315          11,271,859


     A detailed computation of earnings per common share appears in Exhibit 11 of this Form 10-Q.

6.   MINORITY INTEREST IN SUBSIDIARY:

     Represents the liability related to the 30% minority interest in NIC Components Asia PTE. LTD. which is included in the Company's consolidated condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS:
        ----------------------

        Introduction:
        -------------

        Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons Eurotech Limited, NIC Eurotech Limited, Titan Logistics Corp., Nu Horizons International Corp. ("International"), and its majority owned subsidiary NIC Components Asia PTE. LTD. are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

        Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEM's.

        The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of November 30, 1999 and February 28, 1999;
        (ii) Consolidated Condensed Statements of Income for the nine and three month periods ended November 30, 1999 and 1998 and (iii) Consolidated Condensed Statements of Cash Flows for the nine month periods ended November 30, 1999 and 1998.

        Results of Operations:
        ----------------------

        Sales for the nine month period ended November 30, 1999 were $263,835,664 as compared to $187,293,056 for the comparable period of the prior year, an increase of approximately $76,500,000 or 40.9%.

        Sales for the three month period ended November 30, 1999 were $100,822,657 as compared to $64,263,220 for the comparable period of the prior year, an increase of approximately $36,500,000 or 56.9%. Management attributes this increase in sales entirely to the core semiconductor distribution business which has experienced substantially increased unit sales. Management believes that the ability to generate greater market penetration to a larger account base coupled with an increased focus on fewer product lines, has contributed to the substantial increase in sales performance for both the three month and nine month year to year periods. While the Company believes it can continue to successfully implement this approach, no assurances can be given in this regard.

        Gross profit margins for the three and nine months ended November 30, 1999 were 20.7% and 20.4%, respectively, as compared to 21.1% and 22.0%, respectively, for the comparable periods of the prior year. This overall decrease in gross margin compared to the prior periods is due to a greater percentage of larger orders from larger customers, which requires a lower gross margin marketing approach on that business, thereby decreasing margins overall. The Company expects this type of margin pressure to continue notwithstanding its aggressive incremental sales approach.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (Continued):
        --------------------------

        Results of Operations (Continued):
        ----------------------------------

        Operating expenses have increased from approximately $33,387,000 for the nine months ended November 30, 1998 to approximately $39,927,000 for the nine months ended November 30, 1999, an increase of 19.6% or approximately $6,541,000. For the three months ended November 30, 1998 as compared to the three months ended November 30, 1999 operating expenses increased from approximately $10,945,000 to $14,410,000, an increase of 31.7% or approximately $3,465,000. The dollar increases in operating expenses were due to increases in the following expense categories: approximately $5,300,000 or 81.0% of the increase for the nine month period and approximately $2,730,000 or 78.8% of the increase for the three month period were for personnel related costs - commissions, salaries, travel and fringe benefits. The remaining increases of approximately $1,241,000 and $735,000 for the nine and three month periods, respectively are a result of increases in various other selling, general and administrative expenses. Management is encouraged by the fact that sales volume is increasing at a greater rate than operating expenses which it believes is providing the economies of scale required to produce an enhanced bottom line performance. Management believes that this trend should continue through the remainder of the fiscal year, although no assurances can be given in this regard.

        Interest expense increased from $1,682,699 to $1,958,645 when comparing the nine month periods and from $516,304 to $850,286 when comparing the three month periods ended November 30, 1998 and 1999, respectively. These increases were primarily due to higher average borrowings resulting from an increase in the Company's cash, inventories, and accounts receivable levels needed to support increased sales activity.

                                                             INTEREST EXPENSE
                                    FOR THE NINE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                               ----------------------------------        --------------------------------
                                           NOVEMBER 30,                             NOVEMBER 30,
                                    1999                 1998                1999                 1998
                               ------------          ------------        ----------            ----------
        Revolving Bank
            Credit             $  1,521,869          $  1,245,923        $  704,694            $  370,712
        Sub. Convert.
            Notes                   436,776               436,776           145,592               145,592
                               ------------          ------------        ----------            ----------
        Total Interest
            Expense            $  1,958,645          $  1,682,699        $  850,286            $  516,304
                               ============          ============        ==========            ==========

        Net income for the nine month period ended November 30, 1999 was $7,113,044 or $.64 per share diluted as compared to $3,640,018 or $.35 per share diluted for the nine month period ended November 30, 1998. Net income for the three month period ended November 30, 1999 was $3,376,450 or $.30 per share diluted as compared to $1,287,843 or $.12 per share diluted for the corresponding period of the prior year. Management attributes the increase in earnings to increased sales volume net of higher operating and interest expenses for the periods ended in 1999 as compared to 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued):
          ----------------------------------

          Liquidity and Capital Resources:
          --------------------------------

          At November 30, 1999, the Company's current ratio was 4.2:1 as compared to 4.3:1 at the fiscal year ended February 28, 1999. Working capital increased from approximately $68,850,000 as of February 28, 1999 to approximately $98,216,000 at November 30, 1999, while cash increased from February 28, 1999 to November 30, 1999 by approximately $5,000,000. The primary reason for the increase in working capital was the increase in accounts receivable and inventories financed primarily through long term debt during the current period. This increase was required to support the increased sales activity over the nine month period.

          On October 28, 1999, the Company entered into a new unsecured revolving line of credit with three banks, which, currently provides for maximum borrowings of $57,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 125.0 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 28, 2003.

          In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bear interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August 15. The notes are convertible into shares of common stock at a conversion price of $8.5714 per share, as adjusted. The cost of issuing these notes was $521,565 and was amortized over three years. As of November 30, 1999, $7,941,000 of the notes have been converted into 882,333 shares of common stock and $7,059,000 principal amount of subordinated convertible notes remained outstanding and are due in increments of $2,353,000 on August 31, 2000, 2001 and 2002. No
          assurance can be given that the notes will be converted or that the shares of common stock underlying the notes will be sold by the holders thereof.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued):
          ----------------------------------


Impact of Year 2000 Issue:
--------------------------

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

Assessment. The Year 2000 problem could affect computers, software and other equipment which the Company uses, operates or maintains. Accordingly, the Company reviewed its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company has ensured that its software was year 2000 compliant and accordingly, has not experienced any disruptions to such systems as a result of the change of years from 1999 to 2000.

Vendors. The Company has initiated communications, including surveys, with its vendors (and customers) to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over responses to its inquiries and the actions of these third parties. Approximately 95% of the Company's vendors have responded indicating that they are or will be Year 2000 compliant in a timely fashion. To date, the Company is not aware of any significant Year 2000 problems with its vendors, although there can be no assurance that these vendors in fact have no Year 2000 problems. However, to the extent that these vendors may experience Year 2000 problems, there can be no assurance that they will resolve any and all of such problems before the occurrence of a disruption to their business or that of their customers. Since there are many suppliers of alternative products, the Company does not anticipate that the failure of its vendors to resolve Year 2000 problems with their systems in a timely manner will have a material adverse effect on the Company's business, financial condition, and results of operation; however no assurances can be given in this regard.

Most Likely Consequences of Year 2000 Problems. Although the Company has identified and resolved all potential internal Year 2000 problems that could materially adversely affect its business operations, the Company does not believe that it is possible to determine with complete certainty that all Year 2000 problems which may affect it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. As a result, the Company expects that it could likely experience a significant number of operational inconveniences and inefficiencies for it and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities.

Contingency Plans. Since the Company has ensured that its software is Year 2000 compliant, it did not develop contingency plans to identify and correct Year 2000 problems affecting its internal systems. The Company has developed contingency plans to deal with any Year 2000 problems identified by its vendors. To date, the Company has not experienced any disruptions as a result of its vendors' Year 2000 problems. Nevertheless, if the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

          None

ITEM 3.   Defaults upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports:

          (a)  Exhibits:

               10.14. Revolving Credit Agreement dated October 28, 1999 between the Company and three banks: Mellon Bank, N.A., European American Bank and HSBC Bank USA.

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




                                        Nu Horizons Electronics Corp.
                                        --------------------------------------
                                        Registrant



                                        /s/ Arthur Nadata
                                        --------------------------------------
Date:     January 13, 2000              Arthur Nadata, President and
                                        Chief Executive Officer



                                        /s/ Paul Durando
                                        --------------------------------------
Date:     January 13, 2000              Paul Durando, Vice President-Finance
                                        and Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                        -------------------------------

                                 EXHIBIT INDEX

                                      To

                                   FORM 10-Q

                FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 1999

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT 1934


                        -------------------------------

                         NU HORIZONS ELECTRONICS CORP.

            (Exact Name of Registrant as Specified in Its Charter)


EXHIBIT
NUMBER                                      DESCRIPTION
-----------------------------------------------------------------------------
10.14 Revolving Credit Agreement dated October 28, 1999 between the Company and three banks: Mellon Bank, N.A., European American Bank, and HSBC Bank USA.

11                       Computation of Per Share Earnings

27                       Financial Data Schedule