Form 10-K405
period 2000-02-29
NU HORIZONS ELECTRONICS CORP
filed 2000-05-26
CIK 718074

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                                  ON FORM 10K


      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended                  Commission file number
            February 29, 2000                              1-8798
--------------------------------------      ------------------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                   11-2621097
--------------------------------------      ------------------------------------
   (State of other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

   70 Maxess Road, Melville, New York                        11747
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

                                (631) 396-5000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

_______________________________________     ____________________________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1999.

    Common Stock - Par Value $.0066                        10,018,652
---------------------------------------     ------------------------------------
                Class                                 Outstanding Shares

               Aggregate Market Value of Non-Affiliate Stock at
                   May 1, 2000 - approximately $195,364,000
--------------------------------------------------------------------------------

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I:
     ITEM 1.     Business                                                             Pages    3 - 7

     ITEM 2.     Properties                                                           Pages    7 - 8

     ITEM 3.     Legal Proceedings                                                    Page         8

     ITEM 4.     Submission of Matters to a Vote of Security Holders                  Page         8

PART II:

     ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
                 Matters                                                              Page         8

     ITEM 6.     Selected Financial Data                                              Page         9

     ITEM 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                Pages  10 - 13

     ITEM 8.     Financial Statements and Supplementary Data                          Pages F1 - F17

     ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosures                                                Page        14

PART III:

    ITEM 10.     Directors and Executive Officers of the Company                      Pages  14 - 15

    ITEM 11.     Executive Compensation                                               Pages  16 - 25

    ITEM 12.     Security Ownership of Certain Beneficial Owners and Management       Page        26

    ITEM 13.     Certain Relationships and Related Transactions                       Page        26

PART IV:

    ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K     Pages  27 - 33

Signatures                                                                            Page        34

Exhibit Index

PART I.

ITEM 1.   BUSINESS

          GENERAL:

          Except for historical information contained herein, the matters set forth herein are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company's products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, the economic conditions in the semiconductor industry and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

            Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC") , Titan Logistics Corp. ("Titan"), Nu Horizons Eurotech Ltd. ("NUE"), Nu Horizons Asia PTE. LTD.("NUA"), NIC Eurotech Ltd. ("NIE") and its majority owned subsidiary NIC Components Asia PTE. LTD.("NIA") are engaged in the distribution of high technology active and passive electronic components. Nu Horizons International Corp. ("International"), another wholly-owned subsidiary, is an export distributor of electronic components. Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various Original Equipment Manufacturers or OEMs. All references herein to the Company shall, unless the context otherwise requires, be deemed to refer to the Company and its subsidiaries.

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

        Semiconductor Products (Active Components):

          The Company is a distributor of a broad range of semiconductor products to commercial and military OEM's principally in the United States. The Company is a franchised distributor of active components for approximately thirty product lines. Significant franchised product lines include Allegro, Basis Communications, Cirrus Logic, Elantec, Exar, Hyundai, Maxim Integrated Products, Pericom, ST Microelectronics, Sun Microsystems, TDK Semiconductor and Xilinx among others.

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

        Nu Visions provides both surface mount and through-hole circuit board assembly services to the aforementioned OEMs. In order to expand and enhance this segment of the business, the Company has acquired approximately $3,000,000 of automated circuit board assembly equipment and in fiscal 1999 expanded the size of Nu Vision's facility to 45,000 square feet in anticipation of continued growth.

        Sales and Marketing:

          Management's strategy for long-term success has been to focus the Company's sales and marketing efforts towards the following industry segments, both domestically and abroad: industrial, telecom/datacom, medical instrumentation, microwave and RF, fiberoptic, consumer electronics, security and protection devices, office equipment, computers and computer peripherals, factory automation and robotics. In order to help achieve these goals, the Company may enter into new franchise agreements for a broad base of commodity semiconductor products including those used in the key niche industries referred to above.

          As of February 29, 2000, the Company had approximately 15,000 customers. All sales are made through customers' purchase orders. Semiconductors are sold primarily via telephone by the Company's in-house staff of approximately 100 salespersons, and by a field sales force of approximately 120 salespersons. The Company maintains branch sales facilities located as follows:

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

        MIDWEST
        -------

        Arizona - Phoenix
        Illinois - Chicago
        Minnesota - Minneapolis
        Texas - Austin and Dallas

        WEST COAST
        ----------

        California - Irvine, Los Angeles, Sacramento, San Diego and San Jose Oregon - Portland
        Washington - Redmond

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

          No single customer accounted for more than 2% of the Company's consolidated sales for the year ended February 29, 2000. The Company's sales practice is to require payment within thirty days of delivery.

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

          As of February 29, 2000, there were three manufacturers that represented more than 10% of the Company's inventory on a consolidated basis. Those suppliers accounted for approximately 46% of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced shortages or surplus of certain electronic products.

          For the year ended February 29, 2000, the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $49,816,000 and $57,230,000 for the fiscal year.

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

        Backlog:

          The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 2000, the Company's backlog was approximately $89,655,000 as compared to a backlog of approximately $24,000,000 at May 1, 1999.

        Employees:

          As of February 29, 2000, the Company employed approximately 546 persons: 12 in management, 260 in sales and sales support, 34 in product and purchasing, 19 in accounting and finance, 13 in MIS, 31 in operations, 117 in manufacturing, and 60 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

          In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. The lease term is from December 17, 1996, to December 16, 2008 at an annual base rental of $601,290 and provides for a 4% annual escalation in each of the last ten years of the term.

          The Company leases approximately 45,000 square feet of manufacturing and office space in Springfield, Massachusetts for its Nu Visions subsidiary. The lease term is from June 15, 1998 to June 15, 2008 at an annual base rental of $244,260, subject to annual consumer price index increases not to exceed 2% annually.

         On May 1, 1996, the Company leased approximately 25,000 square feet of warehouse and office space for its San Jose, California operation. This facility serves as the Company's West Coast regional sales and distribution headquarters. The lease term is from May 1, 1996 to April 30, 2001 at an annual base rental of $225,000.

         The Company also leases space for twenty three (23) branch sales offices which range in size from 1,000 square feet to 5,000 square feet, with lease terms that expire between July 2000 and January 2004. Annual base rentals range from $15,600 to $100,800 with aggregate base rentals approximating $825,000.

ITEM 3.  LEGAL PROCEEDINGS:

         No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted during the fourth quarter of the fiscal year ended February 29, 2000 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

      a) The Company's common stock is traded on the NASDAQ National Market System under the symbol "NUHC". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock, as reported by the NASDAQ National Market System.

         FISCAL YEAR 1999:                                         HIGH           LOW
                                                                   ----           ----
               First Quarter                                      $ 7.09         $ 6.00
               Second Quarter                                       6.62           4.00
               Third Quarter                                        6.87           3.50
               Fourth Quarter                                       6.50           4.25

         FISCAL YEAR 2000:

               First Quarter                                      $ 5.95         $ 3.75
               Second Quarter                                       8.33           5.30
               Third Quarter                                        9.50           6.55
               Fourth Quarter                                      17.50           8.75

         FISCAL YEAR 2001:
               First Quarter (Through May 1, 2000)                $24.75         $14.00


      b) As of May 1, 2000, the Company's common stock was owned by approximately 400 holders of record and 5600 beneficial holders.

      c) The Company has never paid a cash dividend on its common stock. The Company's current revolving credit line agreement permits dividends of up to 25% of the Company's consolidated net income.

ITEM 6.  SELECTED FINANCIAL DATA:

                                FOR THE              FOR THE               FOR THE             FOR THE            FOR THE
                               YEAR ENDED          YEAR ENDED            YEAR ENDED          YEAR ENDED         YEAR ENDED
                                FEBRUARY            FEBRUARY              FEBRUARY            FEBRUARY           FEBRUARY
                                29, 2000            28, 1999              28, 1998            28, 1997           29, 1996
                                --------            --------              --------            --------           --------
INCOME STATEMENT
  DATA:
Net Sales                     $379,238,562        $253,872,325          $233,325,408        $216,612,707       $202,803,184
Gross profit on sales           79,240,311          55,036,322            50,794,325          48,488,124         48,201,148
Gross profit percentage               20.9%               21.7%                 21.8%               22.4%              23.8%
Income before provision for
   income taxes and minority
   interests                    20,370,140           7,624,158             8,947,537          11,921,256         15,799,592
Net income                      11,698,786           4,544,831             5,297,991           7,073,560          9,396,301
Earnings per
 common share:
Basic                         $       1.30        $        .52          $        .61        $        .81       $       1.19

Diluted                       $       1.03        $        .43          $        .52        $        .69       $        .97

                                FEBRUARY        FEBRUARY         FEBRUARY        FEBRUARY       FEBRUARY
                                28, 2000        28, 1999         28, 1998        29, 1997       28, 1996
                                --------        --------         --------        --------       --------
BALANCE SHEET
  DATA:

Working capital               $104,048,711      $68,849,897      $75,217,607     $51,941,472    $57,954,434
Total assets                   147,537,145       99,758,895       99,641,428      74,783,314     75,459,586
Long-term debt                  38,307,319       22,377,852       32,790,395      15,523,483     27,094,030
Shareholders'
  equity                        75,461,183       56,337,068       51,542,045      46,950,735     37,617,703

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Introduction:

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons Eurotech Limited ("NUE"), Nu Horizons Asia PTE.LTD. ("NUA"), NIC Eurotech Limited ("NIE"), Titan Logistics Corp. ("TITAN") and Nu Horizons International Electronics Corp. ("International") and its majority owned subsidiary NIC Components Asia PTE.LTD. ("NIA") are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks.

         Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEMs.

         The financial information presented herein includes: (i) Balance sheets as of February 29, 2000, and February 28, 1999; (ii) Statements of income for the twelve month periods ended February 29, 2000, February 28, 1999 and February 28, 1998; (iii) Statements of cash flows for the twelve month periods ended February 29, 2000, February 28, 1999 and February 28, 1998; and (iv) Consolidated changes in shareholders' equity for the twelve month periods ended February 29, 2000, February 28, 1999 and February 28, 1998.

         Results of Operations:

         Fiscal Year 2000 versus 1999

         Net sales for the year ended February 29, 2000 aggregated $379,238,562 as compared to $253,872,325 for the year ended February 28, 1999, an increase of approximately 50%. Management attributes this increase in sales for the period entirely to the core semiconductor distribution business which experienced substantially increase demand. Management believes that the ability to generate greater market penetration to a larger account base coupled with an increased focus on fewer product lines, has contributed to the substantial increase in sales performance. While the Company believes it can continue to successfully implement this approach, no assurances can be given in this regard.

         Gross profit margin as a percentage of net sales was 20.9% for the year ended February 29, 2000 as compared to 21.7% for the year ended February 28, 1999. This decrease in gross margin percentage compared to the prior period is due to a greater percentage of larger orders from larger customers, which require a lower gross margin marketing approach on that business, thereby decreasing margins overall. Notwithstanding the forgoing, the Company expects margin pressure to stabilize and possibly experience a modest increase, due to its belief that the long awaited semiconductor industry recovery is well underway, however, no assurances can be given in this regard.

         Operating expenses increased by $10,861,919 to $56,032,525 for the year ended February 29, 2000 from $45,170,606 for the year ended February 28, 1999, an increase of approximately 24%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $8,725,000 or approximately 80% of the increases were for personnel related costs -commissions, salaries, travel and fringe benefits. The remaining increase of approximately $2,137,000 or approximately 20% of the total increment is a result of increases in various other operating expenses including, but not limited to, freight out, rent, telephone, computer expenses and various general and administrative expenses. While operating expenses, expressed in dollars, for Fiscal 2000 increased approximately 24% over the Fiscal 1999 period those same expenses, as a percentage of sales dollars, decreased from 17.8% for the prior year to 14.8% for the current fiscal year. Management is encouraged by the fact that sales volume is increasing at a greater rate than operating expenses, which it believes is providing the economies of scale required to produce an enhanced bottom line performance. Management believes that this trend should continue through the next fiscal year, although no assurances can be given in this regard.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         Fiscal Year 2000 versus 1999 (continued)

         Interest expense increased by $594,481 from $2,243,161 for the year ended February 28, 1999 to $2,837,642 for the year ended February 29, 2000. This increase was primarily due to the higher average levels of bank debt during the year resulting from an increase in the Company's cash, inventories and accounts receivable levels needed to support increased sales activity.

                                                INTEREST COSTS
                                                FOR THE FISCAL
                                                  YEAR ENDED

                                           February        February
                                           29, 2000        28, 1999
                                         -----------------------------
              Revolving Bank Credit        $2,277,278     $1,660,794
              Sub. Convert. Notes             560,364        582,367
                                         -----------------------------
              Total Interest Expense       $2,837,642     $2,243,161
                                         =============================


         Net income for the year ended February 29, 2000 was $11,698,786 or $1.03 per share diluted, as compared to $4,544,831 or $.43 per share diluted, for the year ended February 28, 1999. Management attributes the increase in earnings to increased sales volume net of higher operating expenses for the year ended in 2000 as compared to 1999.

         Fiscal Year 1999 versus 1998

         Results of Operations:

         Net sales for the year ended February 28, 1999 aggregated $253,872,325 as compared to $233,325,408 for the year ended February 29, 1998, an increase of 8.8%. Management attributes this increase in sales for the period entirely to the core semiconductor distribution business which experienced demand but, due to reduced unit pricing as a result of excess inventory levels at the semiconductor manufacturing (supplier) level resulted in only a moderate increase.

         Gross profit margin as a percentage of net sales was 21.7% for the year ended February 28, 1999 as compared to 21.8% for the year ended February 28, 1998. Management attributes this relative stability in profit margins to substantial inventory oversupplies at the supplier level, as mentioned above and resulting reduced unit pricing. No assurance can be given that gross profit stabilization will continue in future periods.

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

         Results of Operations (continued):

         Interest expense increased by $519,998 from $1,723,163 for the year ended February 28, 1998 to $2,243,161 for the year ended February 28, 1999. This increase was primarily due to the interest on higher average levels of bank debt during the year resulting from an increase in average receivables and inventories which were necessary to support increased sales.

                                                INTEREST COSTS
                                                FOR THE FISCAL
                                                  YEAR ENDED

                                             February       February
                                             28, 1999       28, 1998
                                         ------------------------------
             Revolving Bank Credit          $1,660,794     $1,140,796
             Sub. Convert. Notes               582,367        582,367
                                         ------------------------------
             Total Interest Expense         $2,243,161     $1,723,163
                                         ==============================

         Net income for the year ended February 28, 1999 was $4,544,831 or $.43 per share diluted, as compared to $5,297,991 or $.52 per share diluted, for the year ended February 28, 1998. The decrease in earnings is primarily due to increased operating expenses and the lack of a commensurate increase in gross margin on sales.

         Liquidity and Capital Resources:

         Fiscal Year 2000 versus 1999

         The Company ended its 2000 fiscal year with working capital and cash aggregating approximately $104,049,000 and $1,497,000, respectively at February 29, 2000 as compared to approximately $68,850,000 and $504,000 respectively, at February 28, 1999. The Company's current ratio at February 29, 2000, was 4.1:1. The Company believes that its financial position at February 29, 2000, will enable it to take advantage of any new opportunities that may arise.

         On October 28, 1999, the Company entered into a new unsecured revolving line of credit, which currently provides for maximum borrowings of $57,000,000 through October 28, 2003 with three banks at either (I) the lead bank's prime rate or (ii) LIBOR plus 57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 28, 2003. At February 29, 2000, $37,800,000 was outstanding under this line of credit as compared to $14,900,000 at February 28, 1999. The Company does not expect the fluctuation in interest rates to have a material effort on its financial results.

         In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which were due in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes were subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bore interest at 8.25%, payable quarterly on November 15, February 15, May 15 and August
         15. The notes were convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years. As of February 29, 2000, all of the notes had been converted into 1,705,883 shares of common stock.

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

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

To The Board of Directors
Nu Horizons Electronics Corp.
Melville, New York

     We have audited the accompanying consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements, referred to above, present fairly in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with generally accepted accounting principles.


                                                    /s/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------
                                                        LAZAR LEVINE & FELIX LLP



New York, New York
May 22, 2000

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                      February       February
                                                      29, 2000       28, 1999
                                                   -------------- --------------
                                   -ASSETS-
                                    ------
CURRENT ASSETS:

Cash                                                $  1,496,805  $      504,320
Accounts receivable-net of allowance for
  doubtful accounts of $3,447,072 and
  $2,630,984 for 2000 and 1999, respectively          64,709,037      41,920,403
Inventories                                           69,544,396      45,113,894
Prepaid expenses and other current assets              1,817,718       2,355,255
                                                    ------------      ----------
TOTAL CURRENT ASSETS                                 137,567,956      89,893,872

PROPERTY, PLANT AND EQUIPMENT - NET
(Note 3)                                               7,319,138       7,130,794

OTHER ASSETS
Costs in excess of net assets acquired-net             1,438,484       1,595,408
Other assets (Note 4)                                  1,211,567       1,138,821
                                                    ------------  --------------
                                                    $147,537,145  $   99,758,895
                                                    ============  ==============

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                      ------------------------------------

CURRENT LIABILITIES:
Accounts payable                                    $ 20,558,054  $  14,369,712
Income taxes payable                                   3,623,248              -
Accrued expenses                                       9,337,943      6,674,263
                                                    ------------  -------------
TOTAL CURRENT LIABILITIES                             33,519,245     21,043,975
                                                    ------------  -------------

LONG-TERM LIABILITIES:
Deferred income taxes (Note 9)                           507,319        418,852
Revolving credit line (Notes 5)                       37,800,000     14,900,000
Subordinated convertible notes (Note 7)                        -      7,059,000
                                                    ------------  -------------
TOTAL LONG-TERM LIABILITIES                           38,307,319     22,377,852
                                                    ------------  -------------

MINORITY INTEREST (Note 6)                               249,398              -
                                                    ------------  -------------

COMMITMENTS AND CONTINGENCIES
(Notes 10, 11 and 12)

SHAREHOLDERS' EQUITY (Note 8):
Preferred stock, $1 par value, 1,000,000
    shares authorized; none issued or outstanding              -              -
Common stock, $.0066 par value, 20,000,000
    shares authorized; 10,018,652 and 8,753,076
    shares issued and outstanding for February 29,
    2000 and February 28, 1999, respectively              66,122         57,770
Additional paid-in capital                            29,455,741     19,042,230
Retained earnings                                     46,438,636     38,076,840
                                                    ------------  -------------
                                                      75,960,499     57,176,840
Less:  loan to ESOP (Note 10)                            499,316        839,772
                                                    ------------  -------------
                                                      75,461,183     56,337,068
                                                    ------------  -------------

                                                    $147,537,145  $  99,758,895
                                                    ============  =============

                See notes to consolidated financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                         FOR THE YEAR ENDED
                                               --------------------------------------------------------------------
                                                     FEBRUARY                 FEBRUARY                 FEBRUARY
                                                     29, 2000                 28, 1999                 28, 1998
                                               -------------------      ------------------       ------------------
NET SALES                                             $379,238,562            $253,872,325             $233,325,408
                                               -------------------      ------------------       ------------------

COSTS AND EXPENSES:

       Cost of sales (Note 12)                         299,998,251             198,836,003              182,531,083
       Operating expenses                               56,032,525              45,170,606               40,133,422
       Interest expense                                  2,837,646               2,243,161                1,723,163
       Interest income                                           -                  (1,603)                  (9,797)
                                               -------------------      ------------------       ------------------
                                                       358,868,422             246,248,167              224,377,871
                                               -------------------      ------------------       ------------------

INCOME BEFORE PROVISION
FOR INCOME TAXES AND MINORITY
INTERESTS                                               20,370,140               7,624,158                8,947,537

       Provision for income taxes (Note 9)               8,528,909               3,079,327                3,649,546
                                               -------------------      ------------------       ------------------

INCOME BEFORE MINORITY INTERESTS                        11,841,231               4,544,831                5,297,991

MINORITY INTEREST IN EARNINGS OF
SUBSIDIARY (Note 6)                                        142,445                       -                        -
                                               -------------------      ------------------       ------------------

NET INCOME                                            $ 11,698,786            $  4,544,831             $  5,297,991
                                               ===================      ==================       ==================

EARNINGS PER SHARE

       Basic                                          $       1.30            $        .52             $        .61
                                               ===================      ==================       ==================

       Diluted                                        $       1.03            $        .43             $        .52
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

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          ----------------------------------------------------------


                                                                ADDITIONAL                                         TOTAL
                                                     COMMON      PAID-IN        RETAINED        LOAN TO        SHAREHOLDERS'
                                        SHARES        STOCK      CAPITAL        EARNINGS          ESOP            EQUITY
                                     -----------   ----------  -----------    -----------      -----------     ------------
Balance at February 28, 1997           8,732,299  $  57,633   $ 18,938,984  $  28,234,018    $   (279,900)    $  46,950,735

Exercise of stock options                 20,777        137        103,246              -               -           103,383
Loan to ESOP                                   -          -              -              -        (950,014)         (950,014)
Repayment from ESOP                            -          -              -              -         139,950           139,950
Net income                                     -          -              -      5,297,991               -         5,297,991
                                     -----------   --------    -----------    -----------      ----------       -----------
Balance at February 28, 1998           8,753,076     57,770     19,042,230     33,532,009      (1,089,964)       51,542,045

Repayment from ESOP                            -          -              -              -         250,192           250,192
Net income                                     -          -              -      4,544,831               -         4,544,831
                                     -----------   --------    -----------    -----------      ----------       -----------
Balance at February 28, 1999           8,753,076     57,770     19,042,230     38,076,840        (839,772)       56,337,068

Stock dividend distributed               437,638      2,888      3,334,102     (3,336,990)              -                 -
Exercise of stock options                  4,388         29         25,844              -               -            25,873
Conversion of subordinated
  convertible notes                      823,550      5,435      7,053,565              -               -         7,059,000
Repayment from ESOP                            -          -              -              -         340,456           340,456
Net income                                     -          -              -     11,698,786               -        11,698,786
                                     -----------   --------     -----------   -----------      ----------       -----------
Balance at February 29, 2000          10,018,652  $  66,122   $ 29,455,741  $  46,438,636     $  (499,316)    $  75,461,183
                                     ===========   ========     ==========    ===========      ==========       ===========


                See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                               FOR THE YEAR ENDED
                                                   -----------------------------------------------------------------------
                                                         FEBRUARY                  FEBRUARY                  FEBRUARY
                                                         29, 2000                  28, 1999                  28, 1998
                                                   -------------------       -------------------       -------------------
INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS:

Cash flows from operating activities:
        Cash received from customers                  $ 355,352,590             $ 248,540,451             $ 226,296,024
        Cash paid to suppliers and employees           (368,622,165)             (236,336,921)             (232,653,486)
        Interest received                                         -                     1,602                     9,797
        Interest paid                                    (2,837,646)               (2,243,161)               (1,723,163)
        Income taxes paid                                (4,134,402)               (1,359,716)               (4,511,763)
                                                      -------------             -------------             -------------
               Net cash provided (used) by
                  operating activities                  (20,241,623)                8,602,255               (12,582,591)
                                                      -------------             -------------             -------------

Cash flows from investing activities:
        Capital expenditures                             (1,691,765)               (2,031,604)               (1,176,904)
        Purchase of stock for ESOP                                -                         -                  (950,014)
        Proceeds from sale of building                            -                         -                 1,126,840
                                                      -------------             -------------             -------------
               Net cash (used) by investing
                        activities                       (1,691,765)               (2,031,604)               (1,000,078)
                                                      -------------             -------------             -------------

Cash flows from financing activities:
        Borrowings under revolving credit line           95,785,000                43,950,000                51,650,000
        Repayments under revolving credit line          (72,885,000)              (54,350,000)              (34,350,000)
        Principal payments of long-term debt                      -                         -                  (433,129)
        Proceeds from exercise of employee
          stock options                                      25,873                         -                   103,383
                                                      -------------             -------------             -------------
               Net cash provided by (used in)
                        financing activities             22,925,873              ( 10,400,000)               16,970,254
                                                      -------------             -------------             -------------

Net (decrease) increase in cash and cash
   equivalents                                              992,485                (3,829,349)                3,387,585
Cash and cash equivalents, beginning of year                504,320                 4,333,669                   946,084
                                                      -------------             -------------             -------------

Cash and cash equivalents, end of year                $   1,496,805             $     504,320             $   4,333,669
                                                      =============             =============             =============

                See notes to consolidated financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------

                                                                               FOR THE YEAR ENDED
                                                    ----------------------------------------------------------------------
                                                          FEBRUARY                  FEBRUARY                  FEBRUARY
                                                          29, 2000                  28, 1999                 28, 1998
                                                    -------------------      --------------------       ------------------
RECONCILIATION OF NET INCOME TO
NET CASH FROM OPERATING
ACTIVITIES:

Net income                                                 $ 11,698,786               $ 4,544,831             $  5,297,991
                                                    -------------------      --------------------       ------------------

Adjustments to reconcile net income to net cash provided (used) by operating activities:

        Depreciation and amortization                         1,660,345                 1,417,509                1,488,057
        Bad debts                                             1,097,338                   762,500                  315,000
        Contribution to ESOP (compensation)                     340,456                   250,192                  139,950
        Loss on sale of building                                      -                         -                   60,871
Changes in assets and liabilities:
        (Increase) in accounts receivable                   (23,885,972)               (5,331,874)              (7,029,384)
        (Increase) in inventories                           (24,430,502)               (1,109,004)             (14,240,320)
        (Increase) decrease in prepaid
          expenses and other current assets                     537,537                 2,481,752               (1,933,738)
        (Increase) in other assets                              (72,746)                 (136,095)                 (80,951)
        Increase in accounts payable
                 and accrued expenses                         8,852,022                 5,734,987                3,190,686
        (Decrease) in income taxes                            3,391,863                         -                        -
        Increase Minority Funding                               249,398                         -                        -
        (Decrease) increase in deferred taxes                   319,852                   (12,543)                 209,247
                                                    -------------------      --------------------       ------------------
        Total adjustments                                   (31,940,409)                4,057,424              (17,880,582)
                                                    -------------------      --------------------       ------------------

Net cash provided (used) by operating activities           $(20,241,623)              $ 8,602,255             $(12,582,591)
                                                    ===================      ====================       ==================

NON-CASH FINANCING ACTIVITIES:

  During the year ended February 29, 2000, the subordinated debt-holder
  (see Note 7) converted $7,059,000 of debt into 823,550 shares of the Company's common stock.

                See notes to consolidated financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 29, 2000
                      -----------------------------------

1.  ORGANIZATION:

    Nu Horizons Electronics Corp. and its subsidiaries, are wholesale distributors throughout the United States or export distributors of electronic components, except for Nu Visions Manufacturing, which is a contract assembler of circuit boards and various electromechanical devices. During fiscal 2000 the Company incorporated two new subsidiaries in Singapore, one of which is currently inactive.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Principles of Consolidation:

        The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. (the "Company"), and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Visions Manufacturing, Inc. ("NUV"), Nu Horizons International Corp. ("International"), NIC Eurotech Limited ("NIE"), Nu Horizons Eurotech ("NUE"), Nu Horizons Asia PTE.LTD. ("NUA"), NIC Components Asia PTE.LTD ("NIA") and Titan Logistics Corp. ("Titan"). All material intercompany balances and transactions have been eliminated.

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

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------


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

    g.  Goodwill:

        Costs in excess of net assets acquired are being amortized on a straight-line basis over fifteen years. As of February 29, 2000 and February 28, 1999, accumulated amortization of goodwill aggregated $915,390 and $758,466, respectively.

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

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

    i.  Earnings Per Common Share:

        Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128.

        The following average shares were used for the computation of basic and diluted earnings per share:

                              2000                 1999                1998
                          ---------------     ---------------     --------------
        Basic                9,007,563           8,753,076           8,753,076
        Diluted             11,698,526          11,271,859          10,898,859

    j.  Reclassifications:

        Certain prior year information has been reclassified to conform to the current year's reporting presentation.

    k.  Stock-Based Compensation:

        SFAS No. 123 "Accounting for Stock Based Compensation", effective January 1, 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS No. 123. No compensation expense is recognized pursuant to the Company's stock option plans under SFAS No. 123 which is consistent with prior treatment under APB No. 25.

    l.  Advertising and Promotion Costs:

        Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the three years ended February 29, 2000, such costs aggregated $662,646, $909,156 and $774,000, respectively.

    m.  Comprehensive Income:

        SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

    n.  Currencies:

        The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses arising from translation of foreign currency financial statement balances into U.S. dollars are included in income. Gains and losses resulting from foreign currency transactions are also included in income.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

3.  PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment which is reflected at cost, consists of the following:

                                                                     2000                1999
                                                                 -----------          -----------
          Furniture, fixtures and office equipment               $ 8,802,458          $ 7,839,268
          Computer equipment                                       4,088,302            3,499,524
          Assets held under capitalized leases                       919,834              919,834
          Leasehold improvements                                   1,394,161            1,254,364
                                                                 -----------          -----------
                                                                  15,204,755           13,512,990

          Less:  accumulated depreciation and amortization         7,885,617            6,382,196
                                                                 -----------          -----------
                                                                 $ 7,319,138          $ 7,130,794
                                                                 ===========          ===========

    Depreciation expense including depreciation of capitalized leases for the years ended February 29, 2000, February 28, 1999 and February 28, 1998 aggregated $1,503,421, $1,260,585 and $1,331,133, respectively.

4.  OTHER ASSETS:

    Other assets as of February 29, 2000 and February 28, 1999 consists of the following:


                                                                    2000                   1999
                                                              ---------------        ---------------
          Net cash surrender value - life insurance               $1,090,004             $1,023,832
          Other                                                      121,563                114,989
                                                              --------------         --------------
                                                                  $1,211,567             $1,138,821
                                                              ==============         ==============

5.  REVOLVING CREDIT LINE:

    On October 28, 1999, the Company entered into a new unsecured revolving line of credit with three banks, which currently provides for maximum borrowings of $57,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus
    57.5 to 112.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 28, 2003. Direct borrowings under lines of credit were $37,800,000 and $14,900,000 at February 29, 2000 and February 28, 1998, respectively. As of the end of the fiscal year, the Company met all of the required covenants.


6.  MINORITY INTEREST IN SUBSIDIARY:

    Represents the liability related to the 30% minority interest in NIC Components Asia PTE.LTD which is included in the Company's consolidated financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

7.   SUBORDINATED CONVERTIBLE NOTES:

     In a private placement completed on August 31, 1994, the Company issued $15 million principal amount of Subordinated Convertible Notes, which are were in $5,000,000 increments on August 31, 2000, 2001 and 2002. The notes were subordinate in right of payment to all existing and future senior indebtedness of the Company. The notes bore interest at 8.25%, payable quarterly on November 15, February 15, May 15, and August 15. The notes were convertible into shares of common stock at a conversion price of $9.00 per share. The cost of issuing these notes was $521,565 and was amortized over three years.

     As of February 29, 2000, all of the notes had been converted into 1,705,883 shares of common stock.

8.   CAPITAL STOCK AND STOCK OPTIONS:

     On September 23, 1999, the Board of Directors approved a 5% stock dividend payable on November 4, 1999 to shareholders of record on November 19, 1999. As a result of the stock dividend, 437,638 shares were distributed, common stock was increased by $2,888, additional paid in capital was increased by $3,334,102 and retained earnings was decreased by $3,336,990.

     Stock options granted to date under the Company's Key Employees Stock Incentive Plan and the 1994 and 1998 Stock Option Plans generally expire five and ten years after date of grant respectively, and become exercisable in four and two equal annual installments, respectively, commencing one year from date of grant. Stock options granted under the Company's Outside Director Stock Option Plan expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

     A summary of options granted and related information for the three years ended February 29, 2000 is as follows:

                                                                                                Weighted Average
                                                                             Options            Exercise Price
                                                                             -------            --------------
     Outstanding, February 28, 1997                                          1,302,227               $ 8.16

          Granted                                                              118,500                 8.30
          Exercised                                                            (20,777)                4.98
          Canceled                                                             (38,500)               10.14
                                                                           -----------
     Outstanding, February 28, 1998                                          1,361,450                 8.20

     Weighted average fair value of options granted during the year                                  $ 3.13
                                                                                                     ======

                   Granted                                                     378,000                 5.87
                   Canceled                                                     (5,000)                5.41
                                                                           -----------
     Outstanding, February 28, 1999                                          1,734,450                 6.81

     Weighted average fair value of options granted during the year                                  $ 3.05
                                                                                                     ======
          Stock Dividend (5%)                                                   98,698                    -
          Granted                                                              833,950                 6.27
          Exercised                                                             (4,388)                5.90
          Canceled                                                            (595,500)                7.69
                                                                           -----------
     Outstanding, February 29, 2000                                          2,067,210                 3.02
                                                                           ===========

     Weighted average fair value of options granted during the year                                  $ 3.20
                                                                                                     ======

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

8.   CAPITAL STOCK AND STOCK OPTIONS (continued):


               Options exercisable at the end of each fiscal year:
               February 28, 1998                    673,825       $7.52
               February 28, 1999                    997,950        8.06
               February 29, 2000                    885,847        7.60

     Exercise prices for options outstanding as of February 29, 2000 ranged from $4.62 to $14.50. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at February 29, 2000 are held by 53 individuals.

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


                                        2000           1999          1998
                                    -----------     ----------    ----------

     Net earnings:
       As reported                  $11,698,786     $4,544,831    $5,297,991
       Pro forma                     11,004,402      4,311,690     4,827,590
     Basic earnings per share:
       As reported                  $      1.30     $      .52    $      .61
       Pro forma                           1.22            .49           .55
     Diluted earnings per share:
       As reported                  $      1.03     $      .43    $      .52
       Pro forma                            .97            .41           .47

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: expected volatility of 51.7 %, 45.3%, and 45.8%, respectively; risk free interest rate of 5.9%, 6.0%, and 6.1% for 2000, 1999 and 1998, respectively; and expected lives of 1 to 5 years.

     The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts, as they are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

9.   INCOME TAXES:

     The provision for income taxes is comprised of the following:

                                  2000            1999            1998
                               ----------      ----------      ----------

     Current:
       Federal                 $6,639,410      $2,523,535      $3,103,097
       State and Local          1,801,032         680,931         655,559
     Deferred:
       Federal                     69,889         (64,760)        (74,103)
       State                       18,578         (60,379)        (35,007)
                               ----------      ----------      ----------
                               $8,528,909      $3,079,327      $3,649,546
                               ==========      ==========      ==========

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

9.   INCOME TAXES (continued):

     The components of the net deferred income tax liability, pursuant to SFAS 109, as of February 29, 2000 and February 28, 1999 are as follows:

                                                2000               1999
                                                ----               ----
     Deferred Tax Assets:
       Accounts Receivable                  $   684,060        $   672,003
       Inventory                                205,920             98,600
                                            -----------
       Total Deferred Tax Assets                889,980            770,603
                                            -----------        -----------

     Deferred Tax Liabilities
       Fixed Assets                             (34,580)           (68,890)
       Income of Interest Charge DISC        (1,362,719)        (1,120,565)
                                            -----------        -----------
       Total Deferred Tax Liabilities        (1,397,299)        (1,189,455)
                                            -----------        -----------

     Net Deferred Tax Liabilities           $  (507,319)       $  (418,852)
                                            ===========        ===========

     The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                 2000         1999        1998
                                 ----         ----        ----
     Statutory rate              35.0%        35.0%       35.0%
     State and local taxes        8.9          8.1         7.1
     Other                       (1.7)        (2.7)       (1.3)
                                 ----         ----        ----

     Effective tax rate          42.2%        40.4%       40.8%
                                 ====         ====        ====

10.  EMPLOYEE BENEFIT PLANS:

     On January 13, 1987, the Company's Board of Directors approved the termination of the Company's pension plan and approved the adoption of an employee stock ownership plan (ESOP) to replace the terminated pension plan. The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company's common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 29, 2000 aggregated $340,456 for fiscal 2000, $250,197 for 1999 and
     $139,950 for 1998. At February 29, 2000 the ESOP owned 434,155 shares at an average price of approximately $3.60 per share.

     On October 28, 1999, the Company, on behalf of the ESOP, entered into an additional credit agreement with a bank which provides for a $3,000,000 revolving line of credit at the bank's prime rate until October 28, 2003. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 29, 2000, there were no direct borrowings outstanding under the ESOP line of credit.

     In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company's contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 29, 2000 were $115,401, $114,216 and $120,403, respectively.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

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

     (b) In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. In mid- 1997, the Company moved its executive offices and distribution operation to the facility. The lease term is from December 17, 1996 to December 16, 2008 at an annual base rental of $601,290 and provides for a 4% annual escalation in each of the last ten years of the term. The Company also leases certain other office, warehouse and other properties which leases include various escalation clauses, renewal options, and other provisions. Aggregate minimum rental commitments under noncancelable operating leases are as follows:


                         Fiscal 2001        $2,071,000
                         Fiscal 2002         1,635,000
                         Fiscal 2003         1,190,000
                         Fiscal 2004         1,031,000
                         Fiscal 2005           911,000
                         Thereafter          2,002,000

          Rent expense was $2,175,834, $1,837,330, and $1,459,325 for each of the prior three years in the period ending February 29, 2000.


12.  MAJOR SUPPLIERS:

     For the year ended February 29, 2000, the Company purchased inventory from two suppliers that were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $49,816,000 and $57,230,000 respectively for the fiscal year.

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

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

13.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company's operations have been classified into two business segments in accordance with SFAS 131 "Disclosure About Segments of on Enterprise and Related Information": Electronic component distribution and industrial contract manufacturing. The component distribution segment includes the resale of active and passive components to various original equipment manufacturers and distributors. The industrial contract-manufacturing segment consists of a subsidiary which provides electronic circuit board and harness assembly services to original equipment manufacturers. This segment began operations in September 1991.

     Summarized financial information by business segment for fiscal 2000, 1999 and 1998 is as follows:


                                                        2000               1999              1998
     -------------------------------------------------------------------------------------------------
     Net sales from external customers:

       Electronic Component Distribution            $364,069,937       $243,514,672       $221,217,251
       Industrial Contract Manufacturing              15,168,625         10,357,653         12,108,157
     -------------------------------------------------------------------------------------------------
                                                    $379,238,562       $253,872,325       $233,325,408

     -------------------------------------------------------------------------------------------------

     Operating income (loss):

       Electronic Component Distribution            $ 22,241,395       $  9,210,235       $  9,430,055
       Industrial Contract Manufacturing                 823,946            655,481          1,230,848
     -------------------------------------------------------------------------------------------------
                                                    $ 23,065,341       $  9,865,716       $ 10,660,903

     -------------------------------------------------------------------------------------------------

     Total assets:


       Electronic Component Distribution            $136,625,267       $ 94,340,725       $ 95,519,254
       Industrial Contract Manufacturing              10,911,878          5,418,170          4,122,174
     -------------------------------------------------------------------------------------------------
                                                    $147,537,145       $ 99,758,895       $ 99,641,428

     -------------------------------------------------------------------------------------------------

     Depreciation and amortization:

       Electronic Component Distribution            $  1,183,185       $  1,116,850       $  1,201,732
       Industrial Contract Manufacturing                 477,160            300,659            286,325
     -------------------------------------------------------------------------------------------------
                                                    $  1,660,345       $  1,417,509       $  1,488,057

     -------------------------------------------------------------------------------------------------

     Capital expenditures (including capital leases):


       Electronic Component Distribution            $  1,059,381       $  1,133,014       $    983,419
       Industrial Contract Manufacturing                 632,384            898,590            193,485
     -------------------------------------------------------------------------------------------------
                                                    $  1,691,765       $  2,031,604       $  1,176,904

     -------------------------------------------------------------------------------------------------

Geographic:

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the three years in the period ended February 29, 2000, is not considered material to the financial statements.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                               THREE MONTH PERIOD ENDED


                                      FEBRUARY               NOVEMBER               AUGUST                  MAY
                                      29, 2000               30, 1999              31, 1999               31, 1999
                               ------------------     ------------------     -----------------     ------------------

NET SALES                            $115,402,898           $100,822,657           $88,871,395            $74,141,612
                               ------------------     ------------------     -----------------     ------------------

COST OF SALES                          90,004,959             79,918,457            70,907,363             59,167,472
                               ------------------     ------------------     -----------------     ------------------

OPERATING AND
INTEREST EXPENSES                      17,126,372             15,260,691            14,218,696             12,406,857
                               ------------------     ------------------     -----------------     ------------------

PROVISION FOR
INCOME TAXES                            3,685,827              2,267,059             1,535,587              1,040,436
                               ------------------     ------------------     -----------------     ------------------

NET INCOME                           $  4,585,740           $  3,376,450           $ 2,209,749            $ 1,526,847
                               ==================     ==================     =================     ==================

BASIC EARNINGS
PER SHARE                            $        .50           $        .38           $       .25            $       .17
                               ==================     ==================     =================     ==================

WEIGHTED AVERAGE
NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING

                                        9,007,563              8,899,480             8,753,076              8,753,076
                               ==================     ==================     =================     ==================

                                                               THREE MONTH PERIOD ENDED
                               --------------------------------------------------------------------------------------

                                       FEBRUARY               NOVEMBER               AUGUST                  MAY
                                       28, 1999               30, 1998              31, 1998               31, 1998
                               ------------------     ------------------     -----------------     ------------------

NET SALES                            $ 66,579,269           $ 64,263,220           $62,797,917            $60,231,919
                               ------------------     ------------------     -----------------     ------------------

COST OF SALES                          52,712,341             50,681,732            48,848,889             46,593,041
                               ------------------     ------------------     -----------------     ------------------

OPERATING AND
INTEREST EXPENSES                      12,343,878             11,460,371            11,869,342             11,738,573
                               ------------------     ------------------     -----------------     ------------------

PROVISION FOR
INCOME TAXES                              618,237                833,274               848,862                778,954
                               ------------------     ------------------     -----------------     ------------------

NET INCOME                           $   904, 813           $  1,287,843           $ 1,230,824            $ 1,121,351
                               ==================     ==================     =================     ==================

BASIC EARNINGS
PER SHARE                            $        .10           $        .15           $       .14            $       .13
                               ==================     ==================     =================     ==================

WEIGHTED AVERAGE
NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING           8,753,076              8,753,076             8,753,076              8,753,076
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


BY:           /s/ PAUL DURANDO                     BY:   /s/ ARTHUR NADATA
     --------------------------------                  ----------------------
                Paul Durando                                 Arthur Nadata
        Vice President, Finance and                          President and
                 Treasurer                               Chief Executive Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

          The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three year period ending February 29, 2000.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

         NAME                  AGE                        POSITION
         ----                  ---                        --------
     Irving Lubman             61         Chief Operating Officer and Chairman of the Board

     Arthur Nadata             54         President, Chief Executive Officer and Director

     Richard S. Schuster       51         Vice-President, Secretary and Director

     Paul Durando              56         Vice President - Finance, Treasurer and Director

     Harvey R. Blau            64         Director

     Herbert M. Gardner        60         Director

     Dominic A. Polimeni       53         Director

          The Company's Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.

                   Class I               Class II              Class III
           (To Serve Until the     (To Serve Until the     (To Serve Until the
            Annual Meeting of       Annual Meeting of       Annual Meeting of
          Stockholders in 2000)   Stockholders in 2001)   Stockholders in 2002)
          --------------------    --------------------    ---------------------
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

               Herbert M. Gardner has been a Director of the Company since May 1984. For more than the past five years, Mr. Gardner has been Senior Vice President of Janney Montgomery Scott LLC., investment bankers and Underwriter of the Company's May 1984 public offering. Mr. Gardner is Chairman of the Board of Supreme Industries Inc. and a director of Transmedia Network, Inc., TGC Industries Inc., Hirsch International Corp., Co-Active Marketing Group, Inc. and Rumson-Fair Haven Bank and Trust Company.

               Dominic A. Polimeni has been a Director of the Company since September 1997. Mr. Polimeni has been a Director of Questron Technology, Inc. since March 1995, and Chairman and Chief Executive Officer of Questron Technology, Inc. since February 1996. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. for four (4) years. Mr. Polimeni also practiced as a Certified Public Accountant for more than 12 years and was a Partner in the New York office of Arthur Young & Company.

ITEM 11.  EXECUTIVE COMPENSATION:

          The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the three other executive officers for the years ended February 29, 2000, February 28, 1999 and February 28, 1998.

                          SUMMARY COMPENSATION TABLE


                                                                    Long Term
                           Annual Compensation (1)                 Compensation
                           -----------------------                 --------------
                                                           Securities
Name of Principal     Fiscal                               Underlying       All other (2)
   and Position        Year      Salary       Bonus        Options         Compensation
-----------------      ----      ------       -----       -----------      -------------
Irving Lubman          2000     $251,210     $520,087        224,332            $39,500
COO, Chairman          1999      243,893      196,102         75,000             21,552
of the Board           1998      236,789      344,370              -             16,781


Arthur Nadata          2000     $251,210     $742,983        250,583            $39,047
President and          1999      243,893      280,146        100,000             20,514
CEO                    1998      236,789      344,370              -             31,374

Richard Schuster       2000     $251,210     $742,983        224,332            $34,432
Vice President         1999      243,893      280,146         75,000             18,330
and Secretary and      1998      236,789      344,370              -             18,922
President, NIC
Components Corp.

Paul Durando           2000     $155,000     $ 80,724         23,625            $  1550
Vice President,        1999      150,000       31,011         10,000              1,500
Finance and            1998      138,942       25,827         15,000              1,389
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

          The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended February 29, 2000.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable Value
                                    % of Total                                         at Assumed Annual Rates of
                   Options       Options Granted    Exercise Price                     Stock Price Appreciation for
                 Granted (1)       to Employees     ($ per share)    Expiration Date       Entire Term (2) (3)
               ----------------  ---------------   ----------------  --------------- ------------------------------
                                                                                               5%               10%
                                                                                               --               ---
P. Durando      23,625               2.8%               $5.71              5/25/09          $ 84,814        $  214,988
I. Lubman      119,332              14.3%                5.71              5/25/09           428,402         1,085,921
               105,000              12.6%                6.19              6/28/09           408,450         1,036,350
A. Nadata      145,583              17.5%                5.71              5/25/09           522,643         1,324,805
               105,000              12.6%                6.19              6/28/09           408,450         1,036,350
R. Schuster    119,332              14.3%                5.71              5/25/09           428,402         1,085,921
               105,000              12.6%                6.19              6/28/09           408,450         1,036,350



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


(3) Potential Realizable Value is based on the assumed annual growth rates for the ten-year option term. Annual growth of 5% results in a stock price of $9.30 per share and 10% results in a price of $14.81 per share for on the shares granted at $5.71. The same growth rates result in a stock price of $10.08 per share and $16.06 per share on the shares granted at $6.19. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock as well as the option holder's continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Appreciation reported is net of exercise price.

          The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 29, 2000 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END
                              OPTIONS/SAR VALUES




                                                                          Number of       Value of Unexercised
                                                                         Unexercised          In-the-Money
                                                                         Options/SARs         Options/SARs
                                                                          at FY End             at FY End
                                                                          ---------             ---------

                          Shares Acquired                                Exercisable/          Exercisable/
                            on Exercise         Value Realized (1)      Unexercisable         Unexercisable
                            -----------         ------------------      -------------         -------------
Irving Lubman                   -                      -                    170,625             $1,702,706
                                                                            289,957              3,182,599

Arthur Nadata                   -                      -                    183,750              1,850,100
                                                                            329,333              3,627,942

Richard Schuster                -                      -                    170,625              1,702,706
                                                                            289,957              3,182,599

Paul Durando                    -                      -                     49,875                415,354
                                                                             42,000                446,198


(1) Market value less exercise price, before payment of applicable federal or state taxes.

          Directors who are not employees of the Company receive an annual fee of $2,500 for Board Membership and $500 for each Board of Directors or Committee meeting attended. There were two meetings of each of the Board of Directors and the Compensation Committee during the fiscal year ended February 29, 2000. Each director attended or participated in all of the meetings of the Board of Directors and the committees thereof on which he served.

          For the fiscal year ended February 29, 2000, there was one meeting of the Audit Committee. The Company's Audit Committee is involved in discussions with the Company's independent public accountants with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 2000, the Company had no standing Nominating Committee or any committee performing similar functions.

Compensation Committee Interlocks and Insider Participation

          The Company's Compensation Committee consisted during fiscal 2000 of Messrs. Gardner (Chairman), Polimeni and Blau. Mr. Gardner is Senior Vice President of Janney Montgomery Scott, Inc., investment bankers, which acted as placement agent in connection with the Company's $15 million private placement of convertible subordinated notes in August 1994. Mr. Blau is a partner in the law firm of Blau, Kramer, Wactlar & Lieberman, P.C. The Company has utilized, and anticipates that it will continue to utilize, the services of Blau, Kramer, Wactlar & Lieberman, P.C. as its general counsel.

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

Compensation Committee Report on Executive Compensation

          The compensation of the Company's executive officers generally is determined by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a Director who is not an employee of the Company or any of its affiliates. The following report with respect to certain compensation paid or awarded to the Company's executive officers during fiscal 2000 is furnished by the Compensation Committee.

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

Relationship of Compensation to Performance

          The Compensation Committee annually establishes, subject to any applicable employment agreements, the salaries which will be paid to the Company's executive officers during the coming year. In setting salaries the Board of Directors takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock option plan maintained by the Company and its affiliates, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

          Stock options are granted to key employees, including the Company's executive officers, by the Compensation Committee of the Board of Directors under the Plans. Among the Company's executive officers, the number of shares subject to options granted to each individual generally depends upon his or her base salary and the level of that officer's management responsibility.

          During fiscal 2000, 10,000 options were granted to each outside director under the Company's Outside Director Stock Option Plan. Options to purchase 238,650 shares were granted to Mr. Nadata, 213,650 shares were granted to each of Messrs. Lubman and Schuster and 22,500 shares were granted to Mr. Durando under the Company's 1998 Stock Option Plan. Bonuses were paid to three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and on a discretionary basis to Paul Durando, the Company's Vice President, Finance and Director. This latter bonus was determined to be appropriate by the Compensation Committee in light of Mr. Durando's contributions to the Company's performance, his base salary level and the level of his management responsibilities.

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

          Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2000.

                        COMPANY STOCK PERFORMANCE GRAPH

          The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five year period (February 28, 1995 to February 29, 2000) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

                    COMPARE 5 -YEAR CUMLATIVE TOTAL RETURN
                     AMONG NU-HORIZONS ELECTRONICS CORP.,
                   NASDAQ MARKET INDEX AND PEER GROUP INDEX


   Measurement Period        Nu Horizons         NASDAQ
  (Fiscal Year Covered)   Electronics Corp.    Market Index      Peer Group
-------------------------------------------------------------------------------
     FYE 3/01/95           $100.00             $100.00          $100.00
     FYE 2/29/96            208.33              138.08           131.18
     FYE 2/28/97            123.33              165.74           149.84
     FYE 2/28/98             84.17              225.41           160.94
     FYE 2/28/99             58.33              291.27            83.96
     FYE 2/29/00            224.09              565.81           165.83


                    ASSUMES $100 INVESTED ON MARCH 1, 1995
                          ASSUMES DIVIDEND REINVESTED
                     FISCAL YEAR ENDING FEBRUARY 29, 2000

          Peer group includes All American Semiconductor, Arrow Electronics Inc., Avnet Inc., Bell Microproducts Inc., Jaco Electronics Inc., Kent Electronics Corp., Pioneer Standard Electronics and Reptron Electronics Inc.

1994 Stock Option Plan:

     In September 1994, the Company's stockholders approved the 1994 Stock Option Plan (the "1994 Plan"), as amended in September 1996, under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,155,000 shares of the Company's Common Stock, as adjusted for a 5% stock dividend. The 1994 Plan is administered by the Compensation Committee, consisting of at least two members of the Board of Directors. The Compensation Committee, subject to provisions in the 1994 Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the 1994 Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant or 110% of such fair market value for options granted to any employee to or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. During fiscal 2000, 114,500 options were granted under the 1994 Plan with an exercise price of $6.00. Options are currently outstanding for 843,938 shares and 311,849 options are currently available for grant.


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

          1998 Stock Option Plan

               In May 1998, the Board of Directors adopted the Nu Horizons Electronics Corp. 1998 Stock option Plan (the "1998 Option Plan"), as amended, under which any director, officer, employee or consultant of the Company, a subsidiary or an affiliate may be granted options to purchase an aggregate 1,102,500 shares of the Company's Common Stock, as adjusted for a 5% dividend. The 1998 Option Plan is to be administered by the Board of Directors of the Company; provided, however, that the Board may, in the exercise of its discretion, designate from among its members a Compensation committee or a Stock Option Committee (the "Committee") consisting of no fewer than two non-employee Directors, as defined by Rule 16b-3 under the Securities Exchange Act of 1934. The Compensation Committee administers the 1998 Option Plan. Subject to the terms of the 1998 Option Plan, the Board of Directors or the Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Option Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors of the Committee shall also, subject to the express provisions of the 1998 Option Plan, have the authority to interpret the 1998 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Option Plan. Only non-qualified stock options may be granted under the terms of the 1998 Option Plan. The exercise price of the options granted under the 1998 Option Plan will not be less than such fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations, and certain other events involving a change in the Company's capital. During fiscal 2000, 698,450 options were granted under the 1998 Option Plan with exercise prices of $6.00, $6.50 and $8.375. Options are currently outstanding for 1,076,272 shares and 26,228 options are currently available for grant. No options granted under the 1998 Option Plan have been exercised.

          Outside Director Stock Option Plan:

               In September 1994, the Company's stockholders approved the Outside Directors Stock Option Plan (the "Director Plan") which covers 157,500 shares of the Company's Common Stock as adjusted for a 5% stock dividend. The primary purposes of the Director Plan are to attract and retain well-qualified persons for service as directors of the Company and to provide such outside directors with the opportunity to increase their proprietary interest in the Company's continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of the Company's Common Stock. At February 29, 2000, there are 147, 000 director options outstanding.

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

          Summary of Fiscal 2000 Stock Option Grants:

             During fiscal 2000, the Company granted options to purchase 138,650 shares to Mr. Nadata, 113,650 shares to each of Messrs. Lubman and Schuster and 22,500 shares to Mr. Durando at a price of $6.00 per share, options to purchase 100,000 shares each to Messrs. Nadata, Lubman and Schuster at a price of $6.50 and options to purchase 10,000 shares to each of Messrs. Blau, Gardner and Polimeni at a price of $6.00 per share.

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

             The Trustees are empowered to borrow funds for the purpose of purchasing the Company's securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In October, 1999, the Company, on behalf of the ESOP, entered into a revolving credit agreement with its bank which provides for a $3,000,000 revolving line of credit at the bank's prime rate until October, 2003. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 29, 2000, the ESOP owned 434,155 shares at an average price of approximately $3.60 per share.

          401(k) Savings Plan

             The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($10,000 in calendar 1998). Company contributions are discretionary. Effective with the plan year ended February 29, 2000, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee's salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee's service with Company, matching contributions by the Company are fully vested. As of February 29, 2000 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 29, 2000, the Company contributed approximately $115,400 to the plan, of which $9,086 was a matching contribution of $2,512 for each of Mr. Lubman, Mr. Nadata, Mr. Schuster and $1,550 for Mr. Durando.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

             The following table sets forth, as of May 1, 2000, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company's outstanding Common Stock, based on filings with the Commission; (ii) each Director, (iii) the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company; and (iv) all executive officers and Directors as a group.

                                    NAME                                           SHARES                   PERCENT
          -----------------------------------------------------          -----------------------      ----------------
          Paul Durando                                                             62,300 (1) (2)             *
          Herbert M. Gardner                                                       80,791 (3)                 *
          Harvey R. Blau                                                           24,628 (3)                 *
          Dominic Polimeni                                                         18,500 (3)                 *
          Irving Lubman                                                           270,744 (4) (5)            2.4%
          Arthur Nadata                                                           614,213 (4) (5) (6)        5.4%
          Richard S. Schuster                                                     595,036 (4) (5)            5.3%
          Dimensional Fund Advisors                                               602,357 (7)                5.3%
          All officers and directors as a group (7 persons)                     1,668,534                   14.8%

NOTES:
------
(*)  Less than 1% of the Company's outstanding stock.
(1) Includes options exercisable within 60 days for 56,438 shares of common stock under the Company's 1998 Stock Option Plan and the 1994 Stock Option Plan.
(2) Includes 5,862 shares of fully vested common stock owned through the Employee's Stock Ownership Plan, which include voting power.
(3) Includes options exercisable within 60 days for 63,000 shares of common stock for Mr. Gardner, 24,200 for Mr. Blau and 3,500 shares for Mr. Polimeni under the Company's Outside Director Stock Option Plan.
(4) Includes options exercisable within 60 days for 222,166 shares of common stock for Mr. Lubman, 269,666 for Mr. Schuster and 309,042 shares for Mr. Nadata under the Company's 1998 Stock Option Plan and the 1994 Stock Option Plan.
(5) Includes 16,238 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These Officers are also Trustees of the Plan.
(6) Includes 35,398 shares held by his children as to which Mr. Nadata disclaims beneficial ownership.
(7)  1299 Ocean Avenue, Santa Monica, CA 90401


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

             Harvey R. Blau, a Director of the Company, is a member of Blau, Kramer, Wactlar & Lieberman, P.C., general counsel to the Company. For the fiscal year ended February 29, 2000, the Company paid $113,239 in legal fees to Blau, Kramer, Wactlar & Lieberman, P.C.

             For the fiscal year ended February 29, 2000, the Company received an aggregate $615,000 in respect of various electronic components sold to Procomponents, Inc. and PCI Manufacturing, two corporations in which Mitchell Lubman, Mr. Lubman's brother, is an officer and owns greater than ten percent equity interest.

             For the fiscal year ended February 29, 2000, the Company received an aggregate $495,000 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster's brother, is an officer and owns a greater than ten percent equity interest.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

(a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

                                                                                                            Page
                                                                                                            ----

          Independent Auditors' Report                                                                      F-1

          Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999                         F-2

          Consolidated Statements of Income for the three years in the period ended February 29, 2000       F-3

          Consolidated Statements of Changes in Shareholders' Equity for the three years in the
          period ended February 29, 2000                                                                    F-4

          Consolidated Statements of Cash Flows for the three years in the period ended February 29, 2000   F-5

          Notes to Consolidated Financial Statements                                                        F-7

          Schedule II - Valuation and Qualifying Accounts and Reserves                                       33

(a) (3)   See exhibits required - Item (c) below

(b) No reports were filed by the Company on Form 8-K during the last quarter of the fiscal year.

(c)       Exhibits

          EXHIBIT
          NUMBER                           DESCRIPTION
        ------------------------------------------------------------------------
          3.1 Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended February 29, 1988)

          3.2       By-laws, as amended (Incorporated by Reference to Exhibit
                    3.2 to the Company's Annual Report on Form 10-K for the year ended February 29, 1988)

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

     (c)  Exhibits (continued):

          EXHIBIT
          NUMBER                             DESCRIPTION
        ------------------------------------------------------------------------
          10.1 The Registrant's Key Employee Incentive Stock Option Plan, as amended (Incorporated by Reference to the Company's Registration statement on form S-8 Registration No. 33-20661).

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

         10.10 Indemnity Agreements Dated May 23, 1997 between the Company and Messrs. Blau, Durando, Gardner, Lubman, Nadata and Schuster (incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997)

         10.11 Revolving Credit Agreement dated October 28,1999 between the Company and three banks: Mellon Bank, N.A., European American Bank, and HSBC Bank USA. (Incorporated by reference to Exhibit 10.14 to form 10Q for the quarter ended November 30,1999).

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

     (d)  Exhibits (continued):

          EXHIBIT
          NUMBER                          DESCRIPTION
        ------------------------------------------------------------------------
          11.       Computation of Per Share Earnings

          22.       The following is a list of the Company's subsidiaries:



                                                                    State or
                           Name                                    Country of
                                                                 Incorporation
                    --------------------------------------     -----------------
                    NIC Components Corp.                         New York
                    NIC Eurotech Limited                         United Kingdom
                    Nu Horizons International Corp.              New York
                    Nu Visions Manufacturing, Inc.               Massachusetts
                    Nu Horizons/Merit Electronics Corp.          Delaware
                    Nu Horizons Eurotech Limited                 United Kingdom
                    Titan Logistics Corp.                        New York
                    NIC Components Asia PTE.LTD.                 Singapore
                    Nu Horizons Asia PTE.LTD.                    Singapore


          23.       Accountant's Consent

          27.       Financial Data Schedule

          99.       Additional Exhibit

                    Accountant's Consent
                    --------------------


          We consent to the incorporation by reference in Registration Statement numbers 333-79561, 333-82805, 33-88952 and 33-88958 on Form S-8 of our
          opinion dated May 22, 2000 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation's annual report on Form 10-K for the fiscal year ended February 29, 2000.



                                                 /s/ LAZAR LEVINE & FELIX LLP
                                                --------------------------------
                                                 LAZAR LEVINE & FELIX LLP
                                                 Certified Public Accountants

          New York, New York
          May 26, 2000

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

               -------------------------------

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

SCHEDULE II

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------

                     SCHEDULE II--VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                      Three Years Ended February 29, 2000


                               Balance at             Additions
                                Beginning          charged to costs                                   Balance at end
      Description               of period            and expenses             Deductions (A)             of period
-----------------------       -------------          ------------             --------------             ---------
Valuation account
 deducted in the
 balance sheet from
 the asset to which
 it applies:
   Allowance for
   doubtful accounts-
   accounts receivable

            2000                 $2,630,984               $1,097,338                 $281,250               $3,447,072
                               =============       ==================          ===============         ================

            1999                 $2,362,722               $  762,500                 $494,238               $2,630,984
                              =============       ==================          ===============         ================

            1998                 $2,192,079               $  315,000                 $144,357               $2,362,722
                              =============       ==================          ===============         ================

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

                                         NU HORIZONS ELECTRONICS CORP.
                                                   (Registrant)

                                     By: /s/ ARTHUR NADATA
                                         ---------------------------------------
                                         Arthur Nadata,
                                         President (Principal Operating Officer)

                                     By: /s/ PAUL DURANDO
                                         ---------------------------------------
                                         Vice President, Finance
                                         (Principal Financial and
                                         Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     SIGNATURE                          CAPACITY                    DATE
     ---------                          --------                    ----

By: /s/ IRVING LUBMAN               Chairman of The Board,        May  26, 2000
    --------------------------
        Irving Lubman                 Chief Operating Officer

By: /s/ ARTHUR NADATA               President, Chief Executive    May  26, 2000
    --------------------------
        Arthur Nadata                 Officer and Director

By: /s/ RICHARD SCHUSTER            Vice President, Secretary     May  26, 2000
    --------------------------
        Richard Schuster              and Director

By: /s/ PAUL DURANDO                Vice President, Finance,      May  26, 2000
    --------------------------
        Paul Durando                  Treasurer and Director

By: /s/ HARVEY R. BLAU                       Director             May  26, 2000
    --------------------------
        Harvey R. Blau

By: /s/ HERBERT M. GARDNER                   Director             May  26, 2000
    --------------------------
        Herbert M. Gardner

By: /s/ DOMINIC A. POLIMENI                  Director             May 26, 2000
    --------------------------
        Dominic A. Polimeni

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                      -----------------------------------

                                 EXHIBIT INDEX

                                      to

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      -----------------------------------

                         NU HORIZONS ELECTONICS CORP.

            (Exact Name of Registrant as Specified in Its Charter)


  EXHIBIT
  NUMBER                                  DESCRIPTION
  -----------------------------------------------------------------------------

  11                  Computation of Per Share Earnings

  27A                 Financial Data Schedule