Form 10-Q
period 2000-05-31
NU HORIZONS ELECTRONICS CORP
filed 2000-07-12
CIK 718074

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               QUARTERLY REPORT
       Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended                         Commission file number
        May 31, 2000                                  1-8798
-------------------------------------        -----------------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter

          Delaware                                   11-2621097
-------------------------------------        -----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization                    Identification No.)

70 Maxess Road, Melville, New York                     11747
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                (631) 396-5000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO___
                                               -

  Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - Par Value $ .0066                         10,379,254
-------------------------------------        -----------------------------------
           Class                                      Outstanding Shares

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                                     INDEX
                                     -----

PART I.  Financial Information                                              Page(s)
ITEM 1.    Financial Statements

           Consolidated Condensed Balance Sheets -
           May 31, 2000 (unaudited) and February 29, 2000                   3.

           Consolidated Condensed Statements of Income (unaudited) -
           Three Months Ended May 31, 2000 and 1999                         4.

           Consolidated Condensed Statements of Cash Flows (unaudited) -
           Three Months Ended May 31, 2000 and 1999                         5. - 6.

           Notes to Interim Consolidated Condensed Financial
           Statements (unaudited)                                           7. - 8.

 ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9. - 11.

PART II. Other Information                                                  12.

 SIGNATURES                                                                 13.

 INDEX TO EXHIBITS                                                          14.

    Exhibit 11  -  Computation of Earnings per Common Share

    Exhibit 27  -  Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                   -ASSETS-
                                   --------

                                                                             MAY                   FEBRUARY
                                                                           31, 2000                29, 2000
                                                                       ------------------      ------------------
                                                                          (unaudited)
CURRENT ASSETS:
 Cash (including time deposits)                                           $    843,335            $  1,496,805
 Accounts receivable-net of allowance for doubtful
   accounts of $4,254,342 and $3,447,072 for May 31,
   2000 and February 29, 2000, respectively                                 77,407,211              64,709,037
 Inventories                                                                93,135,782              69,544,396
 Prepaid expenses and other current assets                                   2,420,131               1,817,718
                                                                       ------------------      ------------------
TOTAL CURRENT ASSETS                                                       173,806,459             137,567,956

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)                                 7,701,832               7,319,138

OTHER ASSETS:
 Cost in excess of net assets acquired-net                                   1,399,253               1,438,484
 Other assets                                                                1,227,108               1,211,567
                                                                       ------------------     ------------------
                                                                          $184,134,652            $147,537,145
                                                                       ==================      ==================

                                -LIABILITIES AND SHAREHOLDERS' EQUITY-
                                --------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                         $ 34,949,764            $ 20,558,054
 Accrued expenses                                                           12,717,019               9,337,943
 Income taxes payable                                                        2,392,556               3,623,248
                                                                       ------------------     ------------------
TOTAL CURRENT LIABILITIES                                                   50,059,339              33,519,245
                                                                       ------------------     ------------------

LONG TERM LIABILITIES:
 Deferred income taxes                                                         892,253                 507,319
 Revolving credit line (Note 3)                                             47,100,000              37,800,000
                                                                       ------------------     ------------------
TOTAL LONG-TERM LIABILITIES                                                 47,992,253              38,307,319
                                                                       ------------------     ------------------

MINORITY INTEREST (NOTE 5)                                                     403,294                 249,398
                                                                       ------------------     ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none
   issued or outstanding                                                             -                       -
 Common stock, $ .0066 par value, 20,000,000 shares authorized;
   10,379,254 and 10,018,652 shares issued and outstanding for
   May 31, 2000 and February 29, 2000, respectively                             68,512                  66,122
 Additional paid-in capital                                                 32,162,003              29,455,741
 Retained earnings                                                          53,863,443              46,438,636
                                                                       ------------------     ------------------
                                                                            86,093,958              75,960,499
 Less:  loan to ESOP                                                           414,192                 499,316
                                                                       ------------------     ------------------
                                                                            85,679,766              75,461,183
                                                                       ------------------     ------------------
                                                                          $184,134,652            $147,537,145
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

                                                                           FOR THE THREE MONTHS ENDED
                                                                 -----------------------------------------------
                                                                     MAY 31, 2000                MAY 31, 1999
                                                                 -------------------         -------------------
NET SALES                                                            $147,539,299                 $74,141,612
                                                                 -------------------         -------------------
COSTS AND EXPENSES:

 Cost of sales                                                        115,185,914                  59,167,472
 Operating expenses                                                    19,431,609                  11,988,784
 Interest expense                                                         861,428                     418,073
                                                                 -------------------         -------------------
                                                                      135,478,951                  71,574,329
                                                                 -------------------         -------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                               12,060,348                   2,567,283
AND MINORITY INTERESTS

 Provision for income taxes                                             4,481,645                   1,040,436
                                                                 -------------------         -------------------

INCOME BEFORE MINORITY INTERESTS                                        7,578,703                   1,526,847

MINORITY INTEREST IN EARNINGS OF SUBSIDIARY                               153,896                           -
                                                                 -------------------         -------------------

NET INCOME                                                           $  7,424,807                 $ 1,526,847
                                                                 ===================         ===================

NET INCOME PER SHARE (Note 4):

 Basic                                                               $        .72                 $       .17
                                                                 ===================         ===================

 Diluted                                                             $        .60                 $       .14
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

                                                                            FOR THE THREE MONTHS ENDED
                                                                   -------------------------------------------------
                                                                       MAY 31, 2000                 MAY 31, 1999
                                                                   --------------------          -------------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:

Cash flows from operating activities:
 Cash received from customers                                        $ 133,993,625                 $ 70,729,661
 Cash paid to suppliers and employees                                 (137,283,464)                 (79,334,731)
 Interest paid                                                            (861,428)                    (418,073)
 Income taxes paid                                                      (7,772,043)                  (1,002,650)
                                                                   --------------------          -------------------
   Net cash (used in) operating activities                             (11,923,310)                 (10,025,793)
                                                                   --------------------          -------------------

Cash flows from investing activities:
 Capital expenditures                                                     (738,812)                    (167,217)
                                                                   --------------------          -------------------
   Net cash (used in) investing activities                                (738,812)                    (167,217)
                                                                   --------------------          -------------------

Cash flows from financing activities:
 Borrowings under revolving credit line                                 41,900,000                   35,700,000
 Repayments under revolving credit line                                (32,600,000)                 (25,100,000)
 Proceeds from stock options                                             2,708,652                            -
                                                                   --------------------          -------------------
   Net cash provided by financing activities                            12,008,652                   10,600,000
                                                                   --------------------          -------------------

Net (decrease) increase in cash and cash equivalents                      (653,470)                     406,990

Cash and cash equivalents, beginning of year                             1,496,805                      504,320
                                                                   --------------------          -------------------

Cash and cash equivalents, end of period                             $     843,335                 $    911,310
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

                                                                         FOR THE THREE MONTHS ENDED
                                                                 ---------------------------------------------
                                                                  MAY 31, 2000                  MAY 31, 1999
                                                                 ---------------              ----------------
RECONCILIATION OF NET INCOME TO NET
CASH (USED IN) OPERATING ACTIVITIES:

Net income                                                           $  7,424,807                 $  1,526,847
                                                                 ----------------             ----------------

Adjustments to reconcile net income to net cash
 (used in) operating activities:

 Depreciation and amortization                                            395,349                      355,522
 Contribution to ESOP                                                      85,124                       85,116
 Bad debt provision                                                       847,500                      120,000
 Changes in assets and liabilities
   (Increase) in accounts receivable                                  (13,545,674)                  (3,411,951)
   (Increase) in inventories                                          (23,591,386)                 (11,011,343)
   (Increase) in prepaid expenses and other current assets               (602,413)                    (656,764)
   Decrease (increase) in other assets                                    (15,541)                      24,430
   Increase in accounts payable and accrued expenses                   17,770,786                      120,000
   (Decrease) increase in income taxes                                   (999,307)                     255,975
   Increase in minority interest                                          153,896                            -
   Increase in deferred taxes                                             153,549                       63,903
                                                                 ----------------             ----------------
     Total Adjustments                                                (19,348,117)                 (11,552,640)
                                                                 ----------------             ----------------

Net cash (used in) operating activities                              $(11,923,310)                $(10,025,793)
                                                                 ================             ================

        See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ------------------------------------------------------------
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company"), its wholly owned subsidiaries (NIC Components Corp., Nu Horizons International Corp, Nu Horizons Eurotech Limited, NIC Eurotech Limited, Titan Logistics Corp. and Nu Visions Manufacturing, Inc.) and NIC Components Asia PTE.LTD. of which the company owns 70%, contain all adjustments necessary to present fairly the Company's financial position as of May 31, 2000 and February 29, 2000 and the results of its operations and cash flows for the three month periods ended May 31, 2000 and 1999.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 29, 2000, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

     The results of operations for the three-month period ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following:

                                                                   May                    February
                                                                 31, 2000                 29, 2000
                                                           -------------------     -------------------
     Furniture, fixtures and office equipment                    $ 9,179,752             $ 8,802,458
     Computer equipment                                            4,443,574               4,088,302
     Assets held under capitalized leases                            919,834                 919,834
     Leasehold improvements                                        1,400,407               1,394,161
                                                           -------------------     -------------------
                                                                  15,943,567              15,204,755

     Less:  accumulated depreciation and amortization              8,241,735               7,885,617
                                                           -------------------     -------------------
                                                                 $ 7,701,832             $ 7,319,138
                                                           ===================     ===================

3.   BANK LINE OF CREDIT:


     On October 28, 1999, the Company entered into an unsecured revolving line of credit with three banks, which currently provides for maximum borrowings of $57,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus
     57.5 to 125.0 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October, 23, 2003.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
   NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
   ------------------------------------------------------------------------
                                  (unaudited)


4.   NET INCOME PER SHARE:

     Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128.

     The following average shares were used in the computation of basic and diluted earnings per share:


                                       May                        May
                                     31, 2000                   31, 1999
                                 ---------------            ---------------

        Basic                       10,379,254                  8,753,076
        Diluted                     12,378,362                 11,462,359

     A detailed computation of earnings per common share appears in Exhibit 11 to this Form 10-Q.

5.   MINORITY INTEREST IN SUBSIDIARY:

     Represents the liability related to the 30% minority interest in NIC Components Asia PTE. LTD. which is included in the Company's consolidated condensed financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS:
          ---------------------

          Introduction:
          -------------

          Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech Limited, NIC Eurotech Limited and Titan Logistics Corp., and its majority owned subsidiary NIC Components ASIA PTE LTD, are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

          Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEM's.

          The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 2000 and February 29, 2000;
          (ii) Consolidated Condensed Statements of Income for the three month periods ended May 31, 2000 and 1999 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 2000 and 1999.

          Results of Operations:
          ----------------------

          Sales for the three-month period ended May 31, 2000 were $147,539,299 as compared to $74,141,612 for the comparable period of the prior year, an increase of approximately 100%, and as compared to $115,402,898 for the immediately preceding quarter ended February 29, 2000, a sequential increase of approximately 28%. Management attributes these increases to the core semiconductor distribution business. The ability to generate a greater market penetration to a larger account base, providing larger orders, coupled with an increased focus on fewer product lines, has contributed to the Company's ability to increase sales performance by substantial amounts for both the year-to-year and sequential comparisons. While the Company believes it can continue to successfully implement this approach, no assurances can be given in this regard.

          The gross profit margin for the quarter ended May 31, 2000 was 22% as compared to 20.2% for the quarter ended May 31, 1999 and 22% for the immediately preceding quarter ended February 29, 2000. The sequential stability in profit margins and substantial increase in profit margins over the year ago quarter, results from a tightened inventory availability at the supplier level coupled with continued strong customer demand. The Company expects this relative stability to continue for the foreseeable future, however, no assurances can be given in this regard.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued):
          ---------------------------------

          Results of Operations (Continued):
          ----------------------------------

          Operating expenses were approximately $19,432,000 for the three months ended May 31, 2000 as compared to $11,989,000 for the three months ended May 31, 1999, an increase of approximately $7,443,000 or 62%. Operating expenses as a percentage of sales, however, dropped to 13.3% for the quarter ended May 31, 2000, from 16.2% of sales for the current quarter ended May 31, 1999. Management is encouraged by the fact that sales volume is increasing at a greater rate than operating expenses which has provided the economies of scale required to produce an enhanced bottom line performance and lower operating expenses as a percent of sales. Management believes that this trend should continue through the remainder of the fiscal year, although no assurances can be given in this regard.

          Interest expense increased to $861,428 for the three months ended May 31, 2000 from $418,073 for the three months ended May 31, 1999. This increase was primarily due to higher average borrowings resulting from an increase in the Company's inventories and accounts receivable levels needed to support increased sales activity, net of a reduction in subordinated convertible note interest due to the notes being converted to equity.

                                                               INTEREST EXPENSE
                                                          FOR THE THREE MONTHS ENDED
                                               ----------------------------------------------
                                                       May                        May
                                                     31, 2000                   31, 1999
                                               -------------------        -------------------
            Revolving Bank Credit                        $ 861,428                  $ 272,481
            Sub. Convert. Notes                                -0-                    145,592
                                               -------------------        -------------------
            Total Interest Expense                       $ 861,428                  $ 418,073
                                               ===================        ===================

          Net income for the three month period ended May 31, 2000 was $7,424,807 or $ .72 per share as compared to $1,526,847 or $.17 per share for the three month period ended May 31, 1999. Management attributes the increase in earnings to increased sales volume and profit margin net of higher operating expenses for the May 2000 period as compared to the May 1999 period.

          Liquidity and Capital Resources:
          --------------------------------

          At May 31, 2000, the Company's current ratio was 3.5:1 as compared to 4.1:1 at February 29, 2000. Working capital increased from approximately $104,049,000 at February 29, 2000 to approximately $123,747,000 at May 31, 2000, while cash decreased from February 29, 2000 to May 31, 2000 by approximately $654,000. The primary reasons for the increase in working capital was an increase in inventories and accounts receivable financed primarily through long term debt during the current period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued):
          ---------------------------------

          Liquidity and Capital Resources (Continued):
          --------------------------------------------

          On October 28, 1999, the Company entered into a unsecured revolving line of credit with three banks, which, currently provides for maximum borrowings of $57,000,000 at either (i) the lead bank's prime rate or
          (ii) LIBOR plus 57.5 to 125.0 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 28, 2003.

          The Company is in the process of negotiating a new unsecured revolving line of credit with five banks which will provide for maximum borrowings of $80,000,000 on substantially the same terms as its existing line of credit. The Company anticipates that such capital resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.


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

          None

ITEM 3.   Defaults upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports:

          (a)  Exhibits:

               11. Statement re: Computation of Per Share Earnings (See Notes to Consolidated Financial Statements - Note 4)

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

                                        Nu Horizons Electronics Corp.
                                       -------------------------------------------------
                                        Registrant

                                        /s/ Arthur Nadata
                                       -------------------------------------------------
Date:          June 30, 2000            Arthur Nadata, President and
                                        Chief Executive Officer

                                        /s/ Paul Durando
                                       -------------------------------------------------
Date:          June 30, 2000            Paul Durando, Vice President-Finance
                                         and Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        -------------------------------

                                 EXHIBIT INDEX

                                      To

                                   FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED MAY 31, 2000

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