Form 10-Q
period 2000-08-31
NU HORIZONS ELECTRONICS CORP
filed 2000-10-13
CIK 718074

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For Quarter Ended                 Commission file number
               August 31, 2000                        1-8798
               ---------------                        ------

                         Nu Horizons Electronics Corp.
                         -----------------------------

             (Exact name of registrant as specified in its charter)

                    Delaware                        11-2621097
                    --------                        ----------

               (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization    Identification No.)

               70 Maxess Road, Melville, New York      11747
               ----------------------------------      -----

             (Address of principal executive offices) (Zip Code)

                                 (631) 396-5000
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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
YES X              NO
    -

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


               Common Stock Par Value $ .0066       10,853,156
               ------------------------------       ----------
                           Class                Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----


PART I.  Financial Information                                           Page(s)

ITEM 1.  Financial Statements

         Consolidated Condensed Balance Sheets  August 31, 2000
         (unaudited) and February 29, 2000                                  3


         Consolidated Condensed Statements of Income (unaudited) -
         Six Months and Three Months Ended August 31, 2000 and 1999         4

         Consolidated Condensed Statements of Cash Flows (unaudited) -
         Six Months Ended August 31, 2000 and 1999                          5-6

         Notes to Interim Consolidated Condensed Financial Statements
         (unaudited)                                                        7-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-11


PART II. Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders                12

ITEM 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  13

INDEX TO EXHIBITS                                                           14

       Exhibit 11   -   Schedule re:  Computation of Per Share Earnings
                        (See Notes to Consolidated Financial Statements
                        Note 4)

       Exhibit 27   -   Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                    -ASSETS-
                                    --------


                                                                                        AUGUST                       FEBRUARY
                                                                                       31, 2000                      29, 2000
                                                                                   ------------                  ------------
                                                                                    (unaudited)
CURRENT ASSETS:

 Cash                                                                              $  5,728,655                  $  1,496,805
 Accounts receivable-net of allowance for doubtful
   accounts of $4,786,429 and $3,447,072 for August 31, 2000
   and February 29, 2000, respectively                                               98,387,594                    64,709,037
 Inventories                                                                        105,361,931                    69,544,396
 Prepaid expenses and other current assets                                            3,387,559                     1,817,718
                                                                            -------------------          --------------------
TOTAL CURRENT ASSETS                                                                212,865,739                   137,567,956

PROPERTY, PLANT AND EQUIPMENT- NET (Note 2)                                           8,563,801                     7,319,138

OTHER ASSETS
 Cost in excess of net assets acquired-net                                            1,360,022                     1,438,484
 Other assets                                                                         1,329,340                     1,211,567
                                                                            -------------------          --------------------
                                                                                   $224,118,902                  $147,537,145
                                                                            ===================          ====================

                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     --------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                                  $ 25,559,235                 $ 20,558,054
 Accrued expenses                                                                    26,742,292                    9,337,943
 Income taxes payable                                                                 9,008,765                    3,623,248
                                                                            -------------------          --------------------
TOTAL CURRENT LIABILITIES                                                            61,310,292                   33,519,245
                                                                            -------------------         --------------------

LONG TERM LIABILITIES:
 Deferred income taxes                                                                1,288,024                      507,319
 Revolving credit line (Note 3)                                                      61,700,000                   37,800,000
                                                                            -------------------         --------------------
                                                                                     62,988,024                   38,307,319
                                                                            -------------------         --------------------

MINORITY INTEREST (NOTE 5)                                                              496,394                      249,398
                                                                            -------------------         --------------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none
   issued or outstanding                                                                      -                            -
 Common Stock, $ .0066 par value, 20,000,000 shares authorized;
   10,853,156 and 10,018,652 shares issued and outstanding for
   August 31, 2000 and February 29, 2000                                                 71,633                       66,122
 Additional paid-in capital                                                          35,681,199                   29,455,741
 Retained earnings                                                                   63,900,118                   46,438,636
                                                                            -------------------         --------------------
                                                                                     99,652,950                   75,960,499
 Less:  loan to ESOP                                                                    328,758                      499,316
                                                                            -------------------         --------------------
                                                                                     99,324,192                   75,461,183
                                                                                   $224,118,902                 $147,537,145
                                                                            ===================         ====================

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                                 FOR THE SIX MONTHS ENDED                      FOR THE THREE MONTHS ENDED
                                           ---------------------------------------  ------------------------------------------------

                                              AUGUST                  AUGUST                   AUGUST                   AUGUST
                                                  31, 2000                31, 1999                 31, 2000                 31, 1999
                                              ------------            ------------             ------------              -----------

NET SALES                                     $326,684,476            $163,013,007             $179,145,177              $88,871,395
                                              ------------            ------------             ------------              -----------

COSTS AND EXPENSES:
Cost of sales                                  255,458,867             130,074,835              140,272,953               70,907,363
Operating expenses                              39,243,418              25,617,773               19,811,809               13,628,989
Interest expense                                 1,890,837               1,007,780                1,029,409                  589,707
                                              ------------            ------------             ------------              -----------
                                               296,593,122             156,700,388              161,114,171               85,126,059
                                              ------------            ------------             ------------              -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST
                                                30,091,354               6,312,619               18,031,006                3,745,336

Provision for income taxes                      12,382,876               2,576,023                7,901,231                1,535,587
                                              ------------            ------------             ------------              -----------

INCOME BEFORE MINORITY INTERESTS
                                              ------------            ------------             ------------              -----------
                                                17,708,478               3,736,596               10,129,775                2,209,749


MINORITY INTEREST IN EARNINGS OF SUBSIDIARY        246,996                       -                   93,100                        -
                                              ------------            ------------             ------------              -----------
NET INCOME                                    $ 17,461,482            $  3,736,596             $ 10,036,675              $ 2,209,749
                                              ============            ============             ============              ===========

NET INCOME PER SHARE (Note 4):

Basic                                         $       1.64            $        .42             $        .92              $       .25
                                              ============            ============             ============              ===========
Fully diluted                                 $       1.41            $        .34             $        .81              $       .20
                                              ============            ============             ============              ===========

        See notes to interim consolidated condensed financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                                              FOR THE SIX MONTHS ENDED
                                                                   ----------------------------------------------
                                                                           AUGUST                  AUGUST
                                                                          31, 2000                31, 1999
                                                                        -------------           -------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:
Cash flows from operating activities:
 Cash received from customers                                              $ 291,597,195           $ 157,494,369
 Cash paid to suppliers and employees                                       (302,185,040)           (169,680,097)
 Interest paid                                                                (1,890,837)             (1,007,780)
 Income taxes paid                                                           (11,421,163)               (922,363)
                                                                           -------------           -------------
   Net cash (used in) operating activities                                   (23,899,845)            (14,115,871)
                                                                           -------------           -------------

Cash flows from investing activities:
 Capital expenditures                                                         (1,999,274)               (482,032)
                                                                           -------------           -------------
   Net cash (used in) investing activities                                    (1,999,274)               (482,032)
                                                                           -------------           -------------

Cash flows from financing activities:
  Borrowings under revolving credit line                                      91,350,000              64,805,000
  Repayments under revolving credit line                                     (67,450,000)            (49,705,000)
      Proceeds from stock options                                              6,230,969                       -
                                                                           -------------           -------------
   Net cash provided by financing activities                                  30,130,969              15,100,000
                                                                           -------------           -------------

Net increase in cash and cash equivalents                                      4,231,850                 502,097

Cash and cash equivalents, beginning of year                                   1,496,805                 504,320
                                                                           -------------           -------------

Cash and cash equivalents, end of period                                   $   5,728,655           $   1,006,417
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

                                                            FOR THE SIX MONTHS ENDED
                                                       ----------------------------------
                                                       AUGUST 31, 2000   AUGUST 31, 1999
                                                       ----------------  ----------------

RECONCILIATION OF NET INCOME TO NET
CASH (USED IN) OPERATING ACTIVITIES:

Net income                                                $ 17,461,482      $  3,736,596
                                                          ------------      ------------

Adjustments to reconcile net income to net cash
(used in) operating activities:

  Depreciation and amortization                                833,074           737,406
  Contribution to ESOP                                         170,557           170,232
  Bad debt provision                                         1,408,724           442,500
Changes in assets and liabilities:
  (Increase) in accounts receivable                        (35,087,281)       (5,518,638)
  (Increase) in inventories                                (35,817,535)      (19,926,272)
  (Increase) decrease in prepaid expenses and other
   current assets                                           (1,569,841)        1,514,969
  (Increase) in other assets                                  (117,773)          (41,312)
  Increase in accounts payable and
   accrued expenses                                         22,405,530         4,315,309
  Increase in income taxes                                   5,385,517           333,217
  Increase in deferred income taxes                            780,705           120,122
  Increase in minority interest                                246,996                 -
                                                          ------------      ------------
Total Adjustments                                          (41,361,327)      (17,852,467)
                                                          ------------      ------------

Net cash (used in) operating activities                   $(23,899,845)     $(14,115,871)
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

1.          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company"), its wholly owned subsidiaries (NIC Components Corp., Nu Horizons International Corp, Nu Horizons Eurotech Limited, NIC Components Eurotech Limited, Titan Logistics Corp. and Nu Visions Manufacturing, Inc.) and NIC Components Components Asia PTE.LTD. of which the company owns 70%, contain all adjustments necessary to present fairly the Company's financial position at August 31, 2000 and February 29, 2000 and the results of its operations for the six and three month periods ended August 31, 2000 and 1999 and cash flows for the six month periods ended August 31, 2000 and 1999.

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

The results of operations for the six and three month periods ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                                          AUGUST      FEBRUARY
                                                                         31, 2000     29, 2000
                                                                         ----------  ----------
Furniture, fixtures and office equipment                                $10,587,132  $8,802,458
Computer equipment                                                        4,442,699   4,088,302
Assets held under capitalized leases                                        919,834     919,834
Leasehold improvements                                                    1,254,364   1,394,161
                                                                         ----------  ----------
                                                                         17,204,029  15,204,755

Less: accumulated depreciation and amortization                           8,640,228   7,885,617
                                                                         ----------  ----------
                                                                         $8,563,801  $7,319,138
                                                                         ==========  ==========

3.  BANK LINE OF CREDIT

On July 12, 2000, the Company entered into a new unsecured revolving line of credit with five banks, which currently provides for maximum borrowings of $80,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to
125.0 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through July 12, 2004.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
    ------------------------------------------------------------------------
                                  (unaudited)


4.  NET INCOME PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128.

The following average shares were used in the computation of primary and fully diluted earnings per share:


              Six Months Ended       Three Months Ended
                 August 31,              August 31,
           ---------------------- -----------------------
                 2000        1999        2000        1999
           ----------  ----------  ----------  ----------
Basic      10,853,156   8,753,076  10,616,205   8,753,076
Diluted    12,378,362  11,492,359  12,378,362  11,492,359

A detailed computation of earnings per common share appears in Exhibit 11 to this Form 10-Q.

5.  MINORITY INTEREST IN SUBSIDIARY

Represents the liability related to the 30% minority interest in NIC Components Asia PTE.LTD., which is included in the company's consolidated condensed financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS:
         -------------

Introduction:
-------------

Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC Components"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech Limited, NIC Components Eurotech Limited and Titan Logistics Corp., and its majority owned subsidiary NIC Components Components Asia PTE LTD, are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another wholly-owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various OEMs.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 2000 and February 29, 2000; (ii) Consolidated Condensed Statements of Income for the six and three month periods ended August 31, 2000 and 1999 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 2000 and 1999.

Results of Operations:
----------------------

Sales for the six-month period ended August 31, 2000 were $326,684,476 as compared to $163,013,007 for the comparable period of the prior year, an increase of approximately $163,670,000 or 100%. Sales for the three-month period ended August 31, 2000 were $179,145,177 as compared to $88,871,395 for the comparable period of the prior year, an increase of approximately $90,274,000 or 102%. Management attributes this increase in sales entirely to the core semiconductor distribution business which experienced substantially increased
unit sales.   Management believes that the ability to generate greater market penetration to a larger account base coupled with an increased focus on fewer product lines, has contributed to the substantial increase in sales performance for both the three month and six month year to year periods. While the Company believes it can continue to successfully implement this approach, no assurances can be given in this regard.

The gross profit margins for both the three and six months ended August 31, 2000 were approximately 21.7% and 21.8% as compared to 20.2% and 20.2% for the comparable periods of the prior year. This substantial increase in gross margin compared to the prior periods, results from a tightened inventory availability at the supplier level coupled with continued strong customer demand. The Company expects relative margin stability for the foreseeable future, however, no assurances can be given in this regard.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

Results of Operations (Continued):
----------------------------------

Operating expenses have increased from approximately $25,618,000 for the six months ended August 31, 1999 to approximately $39,243,000 for the six months ended August 31, 2000, an increase of 53% or approximately $13,625,000. For the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 operating expenses increased from approximately $13,629,000 to $19,812,000, an increase of 45%, or approximately $6,183,000. The dollar increases in operating expenses were due to increases in the following expense categories: Approximately $ 10,785,000 or 79%, of the increase for the six-month period and approximately $4,983,000 or 81%, of the increase for the three-month period, were for personnel related costs such as commissions, salaries, travel, fringe benefits. The remaining increase of approximately $2,840,000 or 21%, for the six- month period and approximately $1,200,000 or 19%, for the three-month period were a result of increases in various other selling, general, and administrative expenses. Management is encouraged by the fact that sales volume is increasing at a greater rate than operating expenses which it believes is beginning to provide the economies of scale required to produce an enhanced bottom line performance. Management believes that this trend should continue through the remainder of the fiscal year, although no assurances can be given in this regard.

Interest expense increased from approximately $1,008,000 for the six months ended August 31, 1999 to approximately $1,891,000 for the six months ended August 31, 2000 and from approximately $589,000 for the three-month period ended August 31, 1999 to $1,029,000 for the three-month period ended August 31, 2000. These increases were primarily due to higher average borrowing levels resulting from an increase in the Company's inventories and accounts receivable levels needed to support the substantial increased sales activities, net of a reduction in subordinated convertible note interest due to the notes being converted to equity.


                                            INTEREST EXPENSE
                          ----------------------------------------------------
                          FOR THE SIX MONTHS ENDED  FOR THE THREE MONTHS ENDED
                          ------------------------  --------------------------
                             AUGUST       AUGUST        AUGUST        AUGUST
                             31, 2000     31, 1999       31, 2000     31, 1999
                           ----------   ----------     ----------    ---------
Revolving Bank Credit      $1,890,837   $  716,596     $1,029,409    $ 444,115
Sub. Convert. Notes                 -      291,184              -      145,592
                           ----------   ----------     ----------    ---------
Total Interest Expense     $1,890,837   $1,007,780     $1,029,409    $ 589,707
                           ==========   ==========     ==========    =========


Net income for the six-month period ended August 31, 2000 was $17,461,482 or $1.41 per share diluted as compared to $3,736,596 or $.34 per share diluted for the six-month period ended August 31, 1999. Net income for the three-month period ended August 31, 2000 was $10,036,675 or $.81 per share diluted as compared to $2,209,749 or $.20 per share diluted for the corresponding period of the prior year. Management attributes the increase in earnings to increased sales volume and profit margins net of higher operating expenses for the periods in 2000 as compared to 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

Liquidity and Capital Resources:
--------------------------------

At August 31, 2000, the Company's current ratio was 3.5:1 as compared to 4.1:1 at the fiscal year ended February 29, 2000. Working capital increased from approximately $104,000,000 as of February 28, 1999 to approximately $152,000,000 at August 31, 2000 while cash increased from February 29, 2000 to August 31, 2000 by approximately $4,200,000. The primary reasons for the increase in working capital was the increase in accounts receivable and inventories financed primarily through long term debt during the current period. This increase was required to support the increased sales activity over the six-month period.

On July 12, 2000, the Company entered into a new unsecured revolving line of credit with five banks, which , currently provides for maximum borrowings of $80,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 57.5 to
125.0 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through July 12, 2004.

The Company is in the process of negotiating a new unsecured revolving line of credit with six banks which will provide for maximum borrowings of $120,000,000 on substantially the same terms as its existing line of credit. The Company anticipates that such capital resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

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

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant held its Annual Meeting of Stockholders on September 12, 2000. The following proposals were adopted by the votes indicated.

         (b) (c) (1) Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2003, in addition to the five other Directors, Richard Schuster, Paul Durando, Harvey Blau, Herbert Gardner and Dominic Polimeni, whose term of office continued after the meeting. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                     NAME               VOTES FOR   VOTES WITHHELD
                    -----------------   ----------  --------------
                     Paul Durando       10,120,778      44,205
                     Herbert Gardner    10,120,778      44,205
                     David Siegel       10,120,778      44,205


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

                                    Nu Horizons Electronics Corp.
                                    -------------------------------------
                                    Registrant



                                    /s/ Arthur Nadata
                                    -------------------------------------
Date:     October  12, 2000         Arthur Nadata, President and
                                    Chief Executive Officer


                                    /s/ Paul Durando
                                    -------------------------------------
Date:     October  12, 2000         Paul Durando, Vice President-Finance
                                    and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   __________

                                 EXHIBIT INDEX

                                       To

                                   FORM 10-Q

                  FOR THE FISCAL QUARTER ENDED AUGUST 31, 2000

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT 1934

                                   __________

                         NU HORIZONS ELECTRONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)


    EXHIBIT
    NUMBER             DESCRIPTION
   ----------          ------------
     10.12             Revolving Credit Agreement dated July 12, 2000 between
                       the Company and five banks: Mellon Bank, N.A., European
                       American Bank, HSBC Bank USA, Fleet Bank and The Chase
                       Manhattan Bank

     11                Computation of Per Share Earnings


     27                Financial Data Schedule