Form 10-Q
period 2000-11-30
NU HORIZONS ELECTRONICS CORP
filed 2001-01-12
CIK 718074

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               QUARTERLY REPORT
       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For Quarter Ended                 Commission file number
               November 30, 2000                       1-8798
               -----------------                       ------

                         Nu Horizons Electronics Corp.
                         -----------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                                11-2621097
           --------                                                ----------

 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization                              Identification No.)

 70 Maxess Road, Melville, New York                                   11747
 ----------------------------------                                   -----

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
YES X                                                                        NO
    -

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


         Common Stock Par Value $ .0066                      16,479,565
         ------------------------------                      ----------
                    Class                                 Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----

PART I.  Financial Information                                          Page(s)

ITEM 1.     Financial Statements

            Consolidated Condensed Balance Sheets November 30, 2000
            (unaudited) and February 29, 2000                                 3


            Consolidated Condensed Statements of Income (unaudited) -
            Nine Months and Three Months Ended November 30, 2000 and 1999     4


            Consolidated Condensed Statements of Cash Flows (unaudited) -   5-6
            Nine Months Ended November 30, 2000 and 1999

            Notes to Interim Consolidated Condensed Financial               7-8
            Statements (unaudited)

ITEM 2.     Management's Discussion and Analysis of Financial              9-11
            Condition and Results of Operations

PART II. Other Information

ITEM 4.     Submission of Matters to a Vote of Security Holders              12

ITEM 6.     Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   13

INDEX TO EXHIBITS                                                            14

            Exhibit 10.13 -   Revolving Credit Agreement dated October 18, 2000
                              Between the Company and six banks: Mellon Bank, N.A., European American Bank, HSBC Bank USA, Fleet
                              Bank, The Chase Manhattan Bank and The Bank Of New
                              York


            Exhibit 10.14 -  Certificate of Incorporation as Amended

            Exhibit 11  -    Schedule re: Computation of Per Share Earnings (See
                             Notes to Consolidated Financial Statements Note 4)

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                   -ASSETS-
                                   ---------


                                                                       NOVEMBER          FEBRUARY
                                                                       30, 2000          29, 2000
                                                                      ----------        ----------
                                                                      (unaudited)
CURRENT ASSETS:
   Cash                                                                 $2,544,354      $1,496,805
   Accounts receivable-net of allowance for doubtful
      accounts of $5,537,745 and $3,447,072 for November 30, 2000
      and February 29, 2000, respectively                              107,775,088      64,709,037
   Inventories                                                         125,745,951      69,544,396
   Prepaid expenses and other current assets                             1,471,212       1,817,718
                                                                     -------------   -------------
TOTAL CURRENT ASSETS                                                   237,536,605     137,567,956

PROPERTY, PLANT AND EQUIPMENT- NET (Note 2)                              9,182,211       7,319,138

OTHER ASSETS
   Cost in excess of net assets acquired-net                             1,320,791       1,438,484
   Other assets                                                          1,360,994       1,211,567
                                                                     -------------   -------------
                                                                      $249,400,601    $147,537,145
                                                                     =============   =============
                    -LIABILITIES AND SHAREHOLDERS' EQUITY-
                    --------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                    $37,992,557     $20,558,054
   Accrued expenses                                                      8,527,886       9,337,943
   Income taxes payable                                                  1,694,168       3,623,248
                                                                     -------------   -------------
TOTAL CURRENT LIABILITIES                                               48,214,611      33,519,245
                                                                     -------------   -------------
LONG TERM LIABILITIES:
   Deferred income taxes                                                 1,605,660         507,319
   Revolving credit line (Note 3)                                       87,450,000      37,800,000
                                                                      ------------   -------------
                                                                        89,055,660      38,307,319
                                                                      ------------   -------------

MINORITY INTEREST (NOTE 5)                                                 780,362         249,398
                                                                      ------------   -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 1,000,000 shares authorized; none
     issued or outstanding                                                       -               -
  Common Stock, $.0066 par value, 50,000,000 shares authorized;
    16,479,565 and 15,027,978 shares issued and outstanding for
    November 30, 2000 and February 29, 2000                                108,765          99,185
  Additional paid-in capital                                            36,644,182      29,422,678
  Retained earnings                                                     74,840,981      46,438,636
                                                                      ------------   -------------
                                                                       111,593,928      75,960,499
  Less:  loan to ESOP                                                      243,960         499,316
                                                                      ------------   -------------
                                                                       111,349,968      75,461,183
                                                                      ------------   -------------
                                                                      $249,400,601    $147,537,145
                                                                      ============   =============

       See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                                  FOR THE NINE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                  -------------------------             --------------------------
                                                  NOVEMBER          NOVEMBER            NOVEMBER            NOVEMBER
                                                  30, 2000          30, 1999            30, 2000            30, 1999
                                                  --------          --------            --------            --------
NET SALES                                       $517,176,759      $263,835,664         $190,492,283        $100,822,657
                                                ------------      ------------         ------------        ------------

COSTS AND EXPENSES:
Cost of sales                                    404,869,753       209,993,293          149,410,886          79,918,457
Operating expenses                                59,418,619        39,705,032           20,175,201          14,187,836
Interest expense                                   3,429,739         1,958,645            1,538,902             850,286
                                                ------------      ------------         ------------        ------------
                                                 467,718,111       251,656,970          171,124,989          94,956,579
                                                ------------      ------------         ------------        ------------

INCOME BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST                49,458,648        12,178,694           19,367,294           5,866,078

Provision for income taxes                        20,525,339         4,843,081            8,037,427           2,267,059
                                                ------------      ------------         ------------        ------------

INCOME BEFORE MINORITY INTERESTS                  28,933,309         7,335,613           11,329,867           3,599,019

MINORITY INTEREST IN EARNINGS OF SUBSIDIARY          530,964           222,569              283,968             222,569
                                                ------------      ------------         ------------        ------------

NET INCOME                                      $ 28,402,345      $  7,113,044         $ 11,045,899        $  3,376,450
                                                ============      ============         ============        ============

NET INCOME PER SHARE (Note 4):

Basic                                           $       1.72      $        .54         $        .67        $        .25
                                                ============      ============         ============        ============

Fully diluted                                   $       1.54      $        .42         $        .60        $        .20
                                                ============      ============         ============        ============

       See notes to interim consolidated condensed financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                         FOR THE NINE MONTHS ENDED
                                                        --------------------------
                                                        NOVEMBER          NOVEMBER
                                                        30, 2000          30, 1999
                                                        --------          ---------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS:

Cash flows from operating activities:
   Cash received from customers                       $ 471,931,413     $ 247,484,523
   Cash paid to suppliers and employees                (495,643,033)     (259,725,660)
   Interest paid                                         (3,429,739)       (1,958,645)
   Income taxes paid                                    (25,593,577)       (3,586,218)
                                                      -------------     -------------
       Net cash (used in) operating activities          (52,734,936)      (17,786,000)
                                                      -------------     -------------

Cash flows from investing activities:
   Capital expenditures                                  (3,098,599)         (781,663)
                                                      -------------     -------------
       Net cash (used in) investing activities           (3,098,599)         (781,663)
                                                      -------------     -------------

Cash flows from financing activities:
   Borrowings under revolving credit line               158,495,000        89,505,000
   Repayments under revolving credit line              (108,845,000)      (65,905,000)
   Proceeds from stock options                            7,231,084             7,475
                                                      -------------     -------------
       Net cash provided by financing activities         56,881,084        23,607,475
                                                      -------------     -------------

Net increase in cash and cash equivalents                 1,047,549         5,039,812

Cash and cash equivalents, beginning of year              1,496,805           504,320
                                                      -------------     -------------

Cash and cash equivalents, end of period              $   2,544,354     $   5,544,132
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

                                                               FOR THE NINE MONTHS ENDED
                                                               -------------------------
                                                               NOVEMBER         NOVEMBER
                                                               30, 2000         30, 1999
                                                               --------         --------
RECONCILIATION OF NET INCOME TO NET
CASH (USED IN) OPERATING ACTIVITIES:

Net income                                                  $ 28,402,345      $  7,113,044
                                                            ------------      ------------

Adjustments to reconcile net income to net cash
(used in) operating activities:
  Depreciation and amortization                                1,353,219         1,136,487
  Contribution to ESOP                                           255,356           255,348
  Bad debt provision                                           2,179,295           774,838
Changes in assets and liabilities:
  (Increase) in accounts receivable                          (45,245,346)      (16,351,141)
  (Increase) in inventories                                  (56,201,555)      (20,264,002)
  Decrease in prepaid expenses and other
   current assets                                                346,506         1,726,867
  (Increase) in other assets                                    (149,427)          (51,804)
  Increase in accounts payable and
   accrued expenses                                           16,624,446         7,121,849
  (Decrease) increase in income taxes                         (1,929,080)          312,170
  Increase in deferred income taxes                            1,098,341           217,775
  Increase in minority interest                                  530,964           222,569
                                                            ------------      ------------

Total Adjustments                                            (81,137,281)      (24,899,044)
                                                            ------------      ------------

Net cash (used in) operating activities                     $(52,734,936)     $(17,786,000)
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

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company"), its wholly owned subsidiaries (NIC Components Corp., Nu Horizons International Corp, Nu Horizons Eurotech Limited and Titan Logistics Corp.) and NIC Components Asia PTE. LTD. of which the company owns 70%, NIC Eurotech Limited of which the company owns 80% and Nu Visions Manufacturing, Inc of which the company owns 95%, contain all adjustments necessary to present fairly the Company's financial position at November 30, 2000 and February 29, 2000 and the results of its operations for the nine and three month periods ended November 30, 2000 and 1999 and cash flows for the nine month periods ended November 30, 2000 and 1999.

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

The results of operations for the nine and three month periods ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                    NOVEMBER        FEBRUARY
                                                    30, 2000        29, 2000
                                                    --------         --------

Furniture, fixtures and office equipment           $10,879,282     $ 8,802,458
Computer equipment                                   5,116,337       4,088,302
Assets held under capitalized leases                   919,834         919,834
Leasehold improvements                               1,394,161       1,394,161
                                                   -----------     -----------
                                                    18,309,614      15,204,755

Less: accumulated depreciation and amortization      9,127,403       7,885,617
                                                   -----------     -----------
                                                   $ 9,182,211     $ 7,319,138
                                                   ===========     ===========


3.   BANK LINE OF CREDIT

On October 18, 2000 the Company entered into a new four-year unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 87.5 to 147.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004.

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

On September 11, 2000, the Company's Board of Directors declared a three-for-two stock split of the common stock, to be distributed on October 23, 2000 to all holders of record at the close of business on October 2, 2000. As a result of the stock split, 5,433,847 shares were distributed. All share and per share data for all periods presented have been restated to reflect this stock split.

The following average shares were used in the computation of primary and fully diluted earnings per share:


                               Nine Months Ended         Three Months Ended
                                  November 30,              November 30,
                                  ------------              ------------
                               2000         1999         2000         1999
                               ----         ----         ----         ----
Basic                        16,479,565  13,302,853    16,479,565  13,349,220
Diluted                      18,436,454  17,337,472    18,436,454  17,535,289


A detailed computation of earnings per common share appears in Exhibit 11 to this Form 10-Q.

5.   MINORITY INTERESTS IN SUBSIDIARIES

Represents the liability related to the 30% minority interest in NIC Components Asia PTE.LTD., the 20% minority interest in NIC Eurotech Limited and the 5% minority interest in Nu Visions Manufacturing, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS:
         -------------

Introduction:
-------------

Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech Limited, and Titan Logistics Corp., and its majority owned subsidiaries NIC Components Asia PTE. LTD. and NIC Eurotech Limited are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

Nu Visions Manufacturing, Inc. ("NUV"), a majority owned subsidiary of the Company, located in Springfield, Massachusetts, is a contract assembler of circuit boards and related electromechanical devices for various OEMs.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of November 30, 2000 and February 29, 2000; (ii) Consolidated Condensed Statements of Income for the nine and three month periods ended November 30, 2000 and 1999 and (iii) Consolidated Condensed Statements of Cash Flows for the nine month periods ended November 30, 2000 and 1999.

Results of Operations:
----------------------

Sales for the nine-month period ended November 30, 2000 were $517,176,759 as compared to $263,835,664 for the comparable period of the prior year, an increase of approximately $253,341,000 or 96%. Sales for the three-month period ended November 30, 2000 were $190,492,283 as compared to $100,822,657 for the comparable period of the prior year, an increase of approximately $89,670,000 or 89%. Management attributes this increase in sales entirely to the core semiconductor distribution business which experienced substantially increased unit sales. Management believes that the ability to generate greater market penetration to a larger account base coupled with an increased focus on fewer product lines, has contributed to the substantial increase in sales performance for both the three month and nine month year to year periods. While the Company believes it can continue to successfully implement this approach, no assurances can be given in this regard.

The gross profit margins for the three and nine months ended November 30, 2000 were approximately 21.6% and 21.7% respectively as compared to 20.7% and 20.4% respectively for the comparable periods of the prior year. This substantial increase in gross margin compared to the prior periods resulted from a tightened inventory availability at the supplier level coupled with continued strong customer demand. The Company expects relative margin stability at current levels for the foreseeable future, however, no assurances can be given in this regard.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

Results of Operations (Continued):
----------------------------------

Operating expenses have increased from approximately $39,705,000 for the nine months ended November 30, 1999 to approximately $59,418,000 for the nine months ended November 30, 2000, an increase of 50% or approximately $19,713,000. For the three months ended November 30, 2000 as compared to the three months ended November 30, 1999 operating expenses increased from approximately $14,188,000 to $20,175,000 an increase of 42%, or approximately $5,987,000. The dollar increases in operating expenses were due to increases in the following expense categories: Approximately $ 15,638,000 or 79%, of the increase for the nine-month period and approximately $4,854,000 or 81%, of the increase for the three-month period, were for personnel related costs such as commissions, salaries, travel and fringe benefits. The remaining increase of approximately $4,075,000 or 21%, for the nine-month period and approximately $1,133,000 or 19%, for the three-month period were a result of increases in various other selling, general, and administrative expenses. Management is encouraged by the fact that sales volume has increased at a greater rate than operating expenses which it believes has provided the economies of scale required to produce an enhanced bottom line performance. Management believes that this trend should continue through the remainder of the fiscal year, although no assurances can be given in this regard.

Interest expense increased from approximately $1,959,000 for the nine months ended November 30, 1999 to approximately $3,430,000 for the nine months ended November 30, 2000 and from approximately $850,000 for the three-month period ended November 30, 1999 to $1,539,000 for the three-month period ended November 30, 2000. These increases were primarily due to higher average borrowing levels resulting from an increase in the Company's inventories and accounts receivable levels needed to support the substantial increased sales activities, net of a reduction in subordinated convertible note interest due to the notes being converted to equity.


                                              INTEREST EXPENSE
                                              ----------------
                          FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                          -------------------------   --------------------------
                          NOVEMBER        NOVEMBER     NOVEMBER      NOVEMBER
                          30, 2000        30, 1999     30, 2000      30, 1999
                          --------        --------     --------      --------

Revolving Bank Credit    $3,429,739      $1,521,869     $1,538,902    $ 704,694
Sub. Convert. Notes               -         436,776              -      145,592
                         ----------      ----------     ----------    ---------
Total Interest Expense   $3,429,739      $1,958,645     $1,538,902    $ 850,286
                         ==========      ==========     ==========    =========


Net income for the nine-month period ended November 30, 2000 was $28,402,345 or $1.54 per share diluted as compared to $7,113,044 or $.42 per share diluted for the nine-month period ended November 30, 1999. Net income for the three-month period ended November 30, 2000 was $11,045,899 or $.60 per share diluted as compared to $3,376,450 or $.20 per share diluted for the corresponding period of the prior year. Management attributes the increase in earnings to increased sales volume and profit margins net of higher operating expenses for the periods in 2000 as compared to 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Continued):
         --------------------------

Liquidity and Capital Resources:
--------------------------------

At November 30, 2000, the Company's current ratio was 4.9:1 as compared to 4.1:1 at the fiscal year ended February 29, 2000. Working capital increased from approximately $104,000,000 as of February 29, 2000 to approximately $190,000,000 at November 30, 2000 while cash increased from February 29, 2000 to November 30, 2000 by approximately $1,047,000. The primary reasons for the increase in working capital was the increase in accounts receivable and inventories financed primarily through long term debt during the current period. This increase was required to support the increased sales activity over the nine-month period.

On October 18, 2000, the Company entered into a new four-year unsecured revolving line of credit with six banks, which , currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 87.5 to 147.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004.

The Company anticipates that the capital resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

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

                           PART II. OTHER INFORMATION

ITEM 2.  Legal Proceedings

         There are no material legal proceedings against the Company to which any of its property is subject.

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

                                The Registrant held a Special Meeting of
                                Stockholders on November 9, 2000. The following proposals were adopted by the votes indicated.

         (1) Certificate of Incorporation was amended to increase the number of authorized shares of the Corporation from 21,000,000 to 51,000,000


                                Votes For     Votes Against   Votes Withheld
                                ---------     -------------   --------------
                                7,893,255      1,577,878         53,142

          (2)                   2000 Key Employee Stock Option Plan was adopted

                                Votes For     Votes Against   Votes Withheld
                                ---------     -------------   --------------
                                7,091,241      2,361,482         71,552

          (3) 2000 Outside Directors' Stock Option Plan was adopted

                                Votes For     Votes Against   Votes Withheld
                                ---------     -------------   --------------
                                7,083,188      2,361,993         79,094

ITEM 5.   Other Information

       None

ITEM 6.   Exhibits and Reports:

        (a) Exhibits:

              10.13 Revolving Credit Agreement dated October 18, 2000 Between the Company and six banks: Mellon Bank, N.A., European American Bank, HSBC Bank USA, Fleet Bank, The Chase Manhattan Bank and The Bank of New York

              10.14     Certificate of Incorporation, as amended

               11. Statement re: Computation of Per Share Earnings (See also Notes to Consolidated Financial Statements - Note
                        4)

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

                                   Nu Horizons Electronics Corp.
                                   -----------------------------
                                   Registrant



                                   /s/ Arthur Nadata
                                   -----------------------------
Date:     January 11, 2001         Arthur Nadata, President and
                                   Chief Executive Officer


                                   /s/ Paul Durando
                                   -----------------------------
Date:     January 11, 2001         Paul Durando, Vice President-Finance
                                   and Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   __________

                                 EXHIBIT INDEX

                                      To

                                   FORM 10-Q

                FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 2000

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT 1934

                                  __________

                         NU HORIZONS ELECTRONICS CORP.

            (Exact Name of Registrant as Specified in Its Charter)


    EXHIBIT
    NUMBER                                                     DESCRIPTION
--------------------------------------------------------------------------------
   10.13 Revolving Credit Agreement dated October 18, 2000 between the Company and six banks:
                                    Mellon Bank, N.A., European American Bank,
                                    HSBC Bank USA, Fleet Bank The Chase
                                    Manhattan Bank and The Bank Of New York

   10.14                            Certificate of Incorporation as amended


   11                               Computation of Per Share Earnings