Form 10-K405
period 2001-02-28
NU HORIZONS ELECTRONICS CORP
filed 2001-05-24
CIK 718074

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                                  ON FORM 10K

      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended                 Commission file number
        February 28, 2001                              1-8798
------------------------------------------   -----------------------------------

                         Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                               11-2621097
------------------------------------------   -----------------------------------
       (State of other jurisdiction of                  (I.R.S. Employer
       incorporation or organization                   Identification No.)

         70 Maxess Road, Melville, New York                 11747
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


                                                   Name of each exchange on
         Title of each class                          which registered

 Common Stock Par Value $.0066 Per Share         NASDAQ National Market System
------------------------------------------   -----------------------------------

__________________________________________   ___________________________________
                               (Title of class)

    Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1-K or any amendment to this Form 10K [X]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001.

      Common Stock - Par Value $.0066                    16,501,840
------------------------------------------   -----------------------------------
                 Class                               Outstanding Shares

   Aggregate Market Value of Non-Affiliate Stock at May 1, 2001 - approximately
                                 $154,457,000
--------------------------------------------------------------------------------

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I:
    ITEM 1.  Business                                                                        Pages    3 - 7

    ITEM 2.  Properties                                                                      Pages    7 - 8

    ITEM 3.  Legal Proceedings                                                               Page     8

    ITEM 4.  Submission of Matters to a Vote of Security Holders                             Page     8

PART II:

    ITEM 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters                                                             Page     8 - 9

    ITEM 6.  Selected Financial Data                                                         Page     9

    ITEM 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           Pages    10 - 13

    ITEM 8.  Financial Statements and Supplementary Data                                     Pages    F1 - F18

    ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures                                                           Page     14

PART III:

    ITEM 10.  Directors and Executive Officers of the Company                                 Pages    14 - 15

    ITEM 11.  Executive Compensation                                                          Pages    16 - 27

    ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                  Page     28

    ITEM 13.  Certain Relationships and Related Transactions                                  Page     28

PART IV:

    ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                Pages    29 - 35

Signatures                                                                                    Page     36

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

               Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC") , Titan Logistics Corp. ("Titan"), Nu Horizons Eurotech Ltd. ("NUE"), Nu Horizons Asia PTE. LTD.("NUA"), and its majority owned subsidiaries NIC Components Asia PTE. LTD.("NIA") and NIC Eurotech Ltd. ("NIE") are engaged in the distribution of high technology active and passive electronic components. Nu Horizons International Corp. ("International"), another wholly-owned subsidiary, is an export distributor of electronic components. Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, a majority owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devices for various original equipment manufacturers or OEMs. All references herein to the Company shall, unless the context otherwise requires, be deemed to refer to the Company and its subsidiaries.

               Active components distributed by the Company, principally to OEMs in the United States, include mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

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

               Management's policy is to manage, maintain and control the bulk of its inventories from its principal headquarters and stocking facility on Long Island, New York and stocking facility in San Jose, California. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable, in order to better serve the specific needs of local markets.

           Semiconductor Products (Active Components):

                  The Company is a distributor of a broad range of semiconductor products to commercial and military OEM's principally in the United States. The Company is a franchised distributor of active components for approximately thirty product lines. Significant franchised product lines include Allegro, Cirrus Logic, Elantec, Exar, Hyundai, Maxim Integrated Products, Pericom, ST Microelectronics, Sun Microsystems, TDK Semiconductor and Xilinx among others.

                  The Company's franchise agreements authorize it to sell all or part of the product line of a manufacturer on a non-exclusive basis. Under these agreements, each manufacturer will generally grant credits for any subsequent price reduction by such manufacturer and inventory return privileges whereby the Company can return to each such manufacturer for credit or exchange a percentage ranging from 5% to 20% of the inventory purchased from said manufacturer during a semi-annual period. The franchise agreements generally may be cancelled by either party upon written notice. The Company anticipates, in the future, entering into additional franchise agreements and increasing its inventory levels in accordance with business demands.

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

               As of February 28, 2001, the Company had approximately 15,000 customers. All sales are made through customers' purchase orders. Semiconductors are sold primarily via telephone by the Company's in-house staff of approximately 100 salespersons, and by a field sales force of approximately 120 salespersons. The Company maintains branch sales facilities located as follows:

        EAST COAST
        ----------

        Massachusetts - Boston
        New York - Melville (Long Island) and Rochester
        New Jersey - Mt. Laurel (Philadelphia) and Pine Brook
        Ohio - Cleveland
        Maryland - Columbia
        North Carolina - Raleigh
        Georgia - Atlanta
        Alabama - Huntsville
        Florida - Ft. Lauderdale, Orlando and Tampa

        MIDWEST                    WEST COAST
        -------                    ----------

        Arizona - Phoenix          California - Irvine, Los Angeles, Sacramento,
        Colorado - Denver             San Diego and San Jose
        Illinois - Chicago          Oregon - Portland
        Minnesota - Minneapolis     Washington - Redmond
        Texas - Austin and Dallas

        CANADA
        ------

        Montreal
        Ottowa
        Toronto

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

               No single customer accounted for more than 3% of the Company's consolidated sales for the year ended February 28, 2001. The Company's sales practice is to require payment within thirty days of delivery.

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

               As of February 28, 2001, there were three manufacturers that represented more than 10% of the Company's inventory on a consolidated basis. Those suppliers accounted for approximately $57,621,648 of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced shortages or surplus of certain electronic products.

               For the year ended February 28, 2001, the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $86,317,000 and $86,997,000 for the fiscal year.

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

           Backlog:

                  The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 2001, the Company's backlog was approximately $46,973,000 as compared to a backlog of approximately $89,655,000 at May 1, 2000.

           Employees:

                  As of February 28, 2001, the Company employed approximately 736 persons: 12 in management, 350 in sales and sales support, 34 in product and purchasing, 19 in accounting and finance, 21 in MIS, 31 in operations, 209 in manufacturing, and 60 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

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

                  On May 1, 1996, the Company leased approximately 25,000 square feet of warehouse and office space for its San Jose, California operation. This facility serves as the Company's West Coast regional sales and distribution headquarters. The lease term is from May 1, 2001 to April 30, 2006 at an annual base rental of $540,000.

                On August 1, 2000, the Company leased approximately 10,000 square feet of office space in Melville, Long Island, New York to serve as the executive offices of it's NIC Components subsidiary. The lease term is from April 1, 2001 to December 31, 2008 at an annual base rental of $285,700 and provides for a 4% annual escalation in each subsequent year of the lease.

                  The Company also leases space for thirty two (32) branch sales offices which range in size from 1,000 square feet to 7,500 square feet, with lease terms that expire between June 2001 and June 2008. Annual base rentals range from $20,400 to $199,400 with aggregate base rentals approximating $1,680,000. The Company believes it can obtain extensions of the leases scheduled to expire in June 2001 on substantially similar terms to those currently in effect.

ITEM 3. LEGAL PROCEEDINGS:

                  No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  No matters were submitted during the fourth quarter of the fiscal year ended February 28, 2001 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

           a) The Company's common stock is traded on the NASDAQ National Market System under the symbol "NUHC". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as adjusted for a 5% stock dividend declared on September 23, 1999 and a 3-for-2 stock split declared on September 11, 2000, as reported by the NASDAQ National Market System.

                  FISCAL YEAR 2000:                                    HIGH          LOW
                                                                       ----          ---
                      First Quarter                                 $  3.97      $   2.50
                      Second Quarter                                   5.55          3.53
                      Third Quarter                                    6.33          4.37
                      Fourth Quarter                                  11.67          5.83

                  FISCAL YEAR 2001:

                      First Quarter                                 $ 16.50      $   9.25
                      Second Quarter                                  22.68         10.67
                      Third Quarter                                   21.25          7.88
                      Fourth Quarter                                  13.37          6.56

                  FISCAL YEAR 2002:
                      First Quarter (Through May 1, 2001)           $ 11.06      $   6.18

           b) As of May 1, 2001, the Company's common stock was owned by approximately 400 holders of record and 9,500 beneficial holders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
(Continued)

               c) The Company has never paid a cash dividend on its common stock. The Company's current revolving credit line agreement permits dividends of up to 25% of the Company's consolidated net income.

ITEM 6. SELECTED FINANCIAL DATA:

                               FOR THE            FOR THE            FOR THE            FOR THE           FOR THE
                              YEAR ENDED         YEAR ENDED        YEAR ENDED         YEAR ENDED         YEAR ENDED
                               FEBRUARY           FEBRUARY          FEBRUARY           FEBRUARY           FEBRUARY
                               28, 2001           29, 2000          28, 1999           28, 1998           28, 1997
                               --------           --------          --------           --------           --------
INCOME STATEMENT
  DATA:

Net Sales                     $670,628,953     $379,238,562        $253,872,325      $233,325,408        $216,612,707
Gross profit on
  sales                        148,009,597       79,240,311          55,036,322        50,794,325          48,488,124
Gross profit
  percentage                          22.1%            20.9%               21.7%             21.8%               22.4%
Income before
   provision for
   income taxes
   and minority
   interests                    61,550,268       20,370,140           7,624,158         8,947,537          11,921,256
Net income                      35,352,085       11,698,786           4,544,831         5,297,991           7,073,560
Earnings per common
share:
Basic                         $       2.18     $        .87        $        .35      $        .41        $        .54

Diluted                       $       1.99     $        .67        $        .29      $        .35        $        .46
                               FEBRUARY           FEBRUARY          FEBRUARY           FEBRUARY           FEBRUARY
                               28, 2001           29, 2000          28, 1999           28, 1998           28, 1997
                               --------           --------          --------           --------           --------
BALANCE SHEET
  DATA:

Working capital               $197,937,637     $104,048,711         $68,849,897       $75,217,607         $51,941,472
Total assets                   251,059,132      147,537,145          99,758,895        99,641,428          74,783,314
Long-term debt                  85,181,496       38,307,319          22,377,852        32,790,395          15,523,483
Shareholders'
  equity                       124,361,211       75,461,183          56,337,068        51,542,045          46,950,735

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


          Introduction:

          Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons Eurotech Limited ("NUE"), Nu Horizons Asia PTE.LTD. ("NUA"), Titan Logistics Corp. ("TITAN") and Nu Horizons International Electronics Corp. ("International") and its majority owned subsidiaries NIC Components Asia PTE.LTD. ("NIA") and NIC Eurotech Limited ("NIE") are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks. Nu Visions Manufacturing, Inc. ("NUV" or "Nu Visions") located in Springfield, Massachusetts, a majority owned subsidiary of the Company, is a contract assembler of circuit boards, harnesses and related electromechanical devices for various OEMs.

          The financial information presented herein includes: (i) Balance sheets as of February 28, 2001, and February 29, 2000; (ii) Statements of income for the twelve month periods ended February 28, 2001, February 29, 2000 and February 28, 1999; (iii) Statements of cash flows for the twelve month periods ended February 28, 2001, February 29, 2000 and February 28, 1999; and (iv) Consolidated changes in shareholders' equity for the twelve month periods ended February 28, 2001, February 29, 2000 and February 28, 1999.

          Results of Operations:

          Fiscal Year 2001 versus 2000

          Net sales for the year ended February 28, 2001 aggregated $670,628,953 as compared to $379,238,562 for the year ended February 29, 2000, an increase of approximately 77%. Management attributes this increase in sales for the period to the core semiconductor and passive component distribution business, which experienced substantially increased demand. Management believes that the ability to generate greater market penetration to a larger account base coupled with an increased focus on fewer product lines, has contributed to the substantial increase in sales performance. Toward the latter part of the fourth quarter we and the market-place overall began to experience a significant decline in demand for electronic components. This reduced demand has continued to evidence itself in the first quarter of Fiscal 2002. Management believes and expects that the current slowdown will extend at least through the first half of Fiscal 2002. As a result, we expect revenues to continue to soften significantly through the first half of Fiscal 2002.

          Gross profit margin as a percentage of net sales was 22.1% for the year ended February 28, 2001 as compared to 20.9% for the year ended February 29, 2000. This increase in gross margin percentage compared to the prior period resulted from a tightened inventory availability at the supplier level coupled with continued strong customer demand through the third quarter. The Company expects relative margin stability at current levels for the foreseeable future, however, no assurances can be given in this regard.

          Operating expenses increased by $24,866,957 to $80,899,482 for the year ended February 28, 2001 from $56,032,525 for the year ended February 29, 2000, an increase of approximately 44%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $16,889,000 or approximately 67% of the increases were for personnel related costs -commissions, salaries, travel and fringe benefits. The remaining increase of approximately $7,978,000 or approximately 32% of the total increment is a result of increases in various other operating expenses including, but not limited to, freight out, rent, telephone, computer expenses and various general and administrative expenses. While operating expenses, expressed in dollars, for Fiscal 2001 increased approximately 44% over Fiscal 2000, those same expenses, as a percentage of sales dollars, decreased from 14.8% for the prior year to 12.1% for the current fiscal year. Management is encouraged by the fact that sales volume increased at a greater rate than operating expenses, which it believes provided the economies of scale that were required to produce an enhanced bottom line performance. Management believes that this trend may not continue through the next fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

          Fiscal Year 2001 versus 2000 (continued)

          Interest expense increased by $2,722,201 from $2,837,646 for the year ended February 29, 2000 to $5,559,847 for the year ended February 28, 2001. This increase was primarily due to the higher average levels of bank debt during the year resulting from an increase in the Company's inventories and accounts receivable levels needed to support increased sales activity coupled with higher interest rates overall.

                                              INTEREST COSTS
                                              FOR THE FISCAL
                                                YEAR ENDED

                                                 February        February
                                                 28, 2001        29, 2000
                                              ----------------------------

                   Revolving Bank Credit      $5,559,847       $2,277,282
                   Sub. Convert. Notes                 0          560,364
                                              ----------------------------
                   Total Interest Expense     $5,559,847       $2,837,646
                                              ============================

          Net income for the year ended February 28, 2001 was $35,352,085 or $1.99 per share diluted, as compared to $11,698,786 or $.67 per share diluted, for the year ended February 29, 2000. Management attributes the increase in earnings to increased sales volume net of higher operating expenses for the year ended in 2001 as compared to 2000.

          Results of Operations:

          Fiscal Year 2000 versus 1999

          Net sales for the year ended February 29, 2000 aggregated $379,238,562 as compared to $253,872,325 for the year ended February 28, 1999, an increase of approximately 50%. Management attributes this increase in sales for the period entirely to the core semiconductor distribution business which experienced substantially increase demand. Management believes that the ability to generate greater market penetration to a larger account base coupled with an increased focus on fewer product lines, contributed to the substantial increase in sales performance.

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

          Operating expenses increased by $10,861,919 to $56,032,525 for the year ended February 29, 2000 from $45,170,606 for the year ended February 28, 1999, an increase of approximately 24%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $8,725,000 or approximately 80% of the increases were for personnel related costs-commissions, salaries, travel and fringe benefits. The remaining increase of approximately $2,137,000 or approximately 20% of the total increment is a result of increases in various other operating expenses including, but not limited to, freight out, rent, telephone, computer expenses and various general and administrative expenses. While operating expenses, expressed in dollars, for Fiscal 2000 increased approximately 24% over the Fiscal 1999 period those same expenses, as a percentage of sales dollars, decreased from 17.8% for the prior year to 14.8% for the current fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

          Fiscal Year 2000 versus 1999 (continued)

          Interest expense increased by $594,485 from $2,243,161 for the year ended February 28, 1999 to $2,837,646 for the year ended February 29, 2000. This increase was primarily due to the higher average levels of bank debt during the year resulting from an increase in the Company's inventories and accounts receivable levels needed to support increased sales activity.



                                              INTEREST COSTS
                                              FOR THE FISCAL
                                                YEAR ENDED

                                                 February        February
                                                 29, 2000        28, 1999
                                              ----------------------------

                 Revolving Bank Credit        $2,277,282       $1,660,794
                 Sub. Convert. Notes             560,364          582,367
                                              ----------------------------
                 Total Interest Expense       $2,837,646       $2,243,161
                                              ============================

          Net income for the year ended February 29, 2000 was $11,698,786 or $.67 per share diluted, as compared to $4,544,831 or $.29 per share diluted, for the year ended February 28, 1999. Management attributes the increase in earnings to increased sales volume net of higher operating expenses for the year ended in 2000 as compared to 1999.

          Liquidity and Capital Resources:

          Fiscal Year 2001 versus 2000

          The Company ended its 2001 fiscal year with working capital and cash aggregating approximately $197,900,000 and $558,000, respectively at February 28, 2001 as compared to approximately $104,049,000 and $1,497,000 respectively, at February 29, 2000. The Company's current ratio at February 28, 2001, was 5.9:1. The Company believes that its financial position at February 28, 2001, will enable it to take advantage of any new opportunities that may arise.

          On October 18, 2000, the Company entered into a new unsecured revolving line of credit, which currently provides for maximum borrowings of $120,000,000 through October 18, 2004 with six banks at either (i) the lead bank's prime rate or (ii) LIBOR plus 87.5 to 147.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004. At February 28, 2001, $85,000,000 was outstanding under this line of credit as compared to $37,800,000 at February 29, 2000. The Company does not expect a fluctuation in interest rates to have a material effect on its financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Independent Auditors' Report

To The Board of Directors and Shareholders
Nu Horizons Electronics Corp.
Melville, New York

     We have audited the accompanying consolidated balance sheets of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2001 and February 29, 2000, and the consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements, referred to above, present fairly in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------
                                                        LAZAR LEVINE & FELIX LLP



New York, New York
May  7, 2001

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                   -ASSETS-
                                    ------

                                                                                February                February
CURRENT ASSETS:                                                                 28, 2001                29, 2000
                                                                             -----------------------------------------
   Cash                                                                           $    558,176            $  1,496,805
   Accounts receivable - net of allowance for doubtful accounts
      of $5,931,541 and $3,447,072 for 2001 and 2000, respectively                  94,955,532              64,709,037
   Inventories                                                                     135,123,669              69,544,396
   Prepaid expenses and other current assets                                         7,725,014               1,817,718
                                                                             -----------------------------------------
TOTAL CURRENT ASSETS                                                               238,362,391             137,567,956

PROPERTY, PLANT AND EQUIPMENT - NET (Note 3)                                         9,799,151               7,319,138

OTHER ASSETS:
   Costs in excess of net assets acquired - net                                      1,281,560               1,438,484
   Other assets (Note 4)                                                             1,616,030               1,211,567
                                                                             -----------------------------------------
                                                                                  $251,059,132            $147,537,145
                                                                             =========================================

                    -LIABILITIES AND SHAREHOLDERS' EQUITY-
                     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                               $ 31,987,944            $ 20,558,054
   Income taxes payable                                                                      -               3,623,248
   Accrued expenses                                                                  8,436,810               9,337,943
                                                                             -----------------------------------------
TOTAL CURRENT LIABILITIES                                                           40,424,754              33,519,245
                                                                             -----------------------------------------

LONG-TERM LIABILITIES:
   Deferred income taxes (Note 8)                                                      181,496                 507,319
   Revolving credit line (Notes 5)                                                  85,000,000              37,800,000
                                                                             -----------------------------------------
TOTAL LONG-TERM LIABILITIES                                                         85,181,496              38,307,319
                                                                             -----------------------------------------

MINORITY INTEREST (Note 7)                                                           1,091,671                 249,398
                                                                             -----------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 9, 10 and 11)

SHAREHOLDERS' EQUITY (Note 6):
   Preferred stock, $1 par value, 1,000,000 shares authorized; none
    issued or outstanding                                                                    -                       -
   Common stock, $.0066 par value, 20,000,000 shares authorized;
    16,501,840 and 10,018,652 shares issued and outstanding for 2001
    and 2000, respectively                                                             108,912                  66,122
   Additional paid-in capital                                                       41,798,615              29,455,741
   Retained earnings                                                                81,790,721              46,438,636
   Other accumulated comprehensive income                                              821,807                       -
                                                                             -----------------------------------------
                                                                                   124,520,055              75,960,499
   Less:  loan to ESOP (Note 9)                                                        158,844                 499,316
                                                                             -----------------------------------------
                                                                                   124,361,211              75,461,183
                                                                             -----------------------------------------

                                                                                  $251,059,132            $147,537,145
                                                                             =========================================

                See notes to consolidated financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                      FOR THE YEAR ENDED
                                          -----------------------------------------------------------------------
                                                FEBRUARY                  FEBRUARY                  FEBRUARY
                                                28, 2001                  29, 2000                  28, 1999
                                          -------------------       -------------------       -------------------
NET SALES                                        $670,628,953              $379,238,562              $253,872,325
                                          -------------------       -------------------       -------------------

COSTS AND EXPENSES:
  Cost of sales (Note 11)                         522,619,356               299,998,251               198,836,003
  Operating expenses                               80,899,482                56,032,525                45,170,606
  Interest expense                                  5,559,847                 2,837,646                 2,243,161
  Interest income                                           -                         -                    (1,603)
                                          -------------------       -------------------       -------------------
                                                  609,078,685               358,868,422               246,248,167
                                          -------------------       -------------------       -------------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY INTERESTS
                                                   61,550,268                20,370,140                 7,624,158

  Provision for income taxes (Note 8)              25,354,598                 8,528,909                 3,079,327
                                          -------------------       -------------------       -------------------

INCOME BEFORE MINORITY INTERESTS                   36,195,670                11,841,231                 4,544,831

  Minority interest in earnings of
   subsidiary (Note 7)                                843,585                   142,445                         -
                                          -------------------       -------------------       -------------------

NET INCOME                                       $ 35,352,085              $ 11,698,786              $  4,544,831
                                          ===================       ===================       ===================


EARNINGS PER SHARE:

  Basic                                          $       2.18              $        .87              $        .33
                                          ===================       ===================       ===================

  Diluted                                        $       1.99              $        .67              $        .28
                                          ===================       ===================       ===================

                See notes to consolidated financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          ----------------------------------------------------------

                                                                                         ACCUMULATED                      TOTAL
                                                            ADDITIONAL                      OTHER           LOAN TO    SHAREHOLDERS'
                                               COMMON        PAID-IN        RETAINED     COMPREHENSIVE       ESOP         EQUITY
                                  SHARES       STOCK         CAPITAL        EARNINGS        INCOME
                              ------------- ----------- ---------------- -------------- --------------- -------------- -------------
Balance at February 28, 1998     8,753,076    $ 57,770      $19,042,230    $33,532,009        $      -   $(1,089,964)  $ 51,542,045

Repayment from ESOP                      -           -                -              -               -       250,192        250,192
Net income                               -           -                -      4,544,831               -             -      4,544,831
                              ------------- ----------- ---------------- -------------- --------------- -------------- -------------
Balance at February 28, 1999     8,753,076      57,770       19,042,230     38,076,840               -      (839,772)    56,337,068


Stock dividend distributed         437,638       2,888        3,334,102     (3,336,990)              -             -              -
Exercise of stock options            4,388          29           25,844              -               -             -         25,873
Conversion of subordinated
 convertible notes                 823,550       5,435        7,053,565              -               -             -      7,059,000
Repayment from ESOP                      -           -                -              -               -       340,456        340,456
Net income                               -           -                -     11,698,786               -             -     11,698,786
                              ------------- ----------- ---------------- -------------- --------------- -------------- -------------
Balance at February 29, 2000    10,018,652      66,122       29,455,741     46,438,636               -      (499,316)    75,461,183

Three-for-two stock split        5,437,364      35,887          (35,887)             -               -             -              -
Exercise of stock options        1,045,824       6,903        7,310,016              -               -             -      7,316,919
Income tax benefit from stock
 options exercised                       -           -        5,068,745              -               -             -      5,068,745
Repayment from ESOP                      -           -                -              -               -       340,472        340,472
Foreign currency translation             -           -                -              -         821,807             -        821,807
Net income                               -           -                -     35,352,085               -             -     35,352,085
                              ------------- ----------- ---------------- -------------- --------------- -------------- -------------
Balance at February 28, 2001    16,501,840    $108,912      $41,798,615    $81,790,721        $821,807   $  (158,844)  $124,361,211
                              ============= =========== ================ ============== =============== ============== =============

                See notes to consolidated financial statements

                                                                       Page  F-4

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                            FOR THE YEAR ENDED
                                                -----------------------------------------------------------------------
                                                      FEBRUARY                  FEBRUARY                  FEBRUARY
                                                      28, 2001                  29, 2000                  28, 1999
                                                -------------------       -------------------       -------------------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS:

Cash flows from operating activities:
  Cash received from customers                        $ 637,588,990             $ 355,352,590             $ 248,540,451
  Cash paid to suppliers and employees                 (659,196,422)             (368,622,165)             (236,336,921)
  Interest received                                               -                         -                     1,602
  Interest paid                                          (5,559,847)               (2,837,646)               (2,243,161)
  Income taxes paid                                     (29,847,868)               (4,134,402)               (1,359,716)
                                                      -------------             -------------             -------------
Net cash provided (used) by operating activities        (57,015,147)              (20,241,623)                8,602,255
                                                      -------------             -------------             -------------

Cash flows from investing activities:
  Capital expenditures                                   (4,330,953)               (1,691,765)               (2,031,604)
                                                      -------------             -------------             -------------
Net cash (used) by investing activities                  (4,330,953)               (1,691,765)               (2,031,604)
                                                      -------------             -------------             -------------

Cash flows from financing activities:
  Borrowings under revolving credit line                210,775,000                95,785,000                43,950,000
  Repayments under revolving credit line               (163,575,000)              (72,885,000)              (54,350,000)
  Proceeds from exercise of stock options                12,385,664                    25,873                         -
                                                      -------------             -------------             -------------
Net cash provided (used) by financing activities         59,585,664                22,925,873               (10,400,000)
                                                      -------------             -------------             -------------

Effect of exchange rate changes                             821,807                         -                         -
                                                      -------------             -------------             -------------


Net (decrease) increase in cash and cash
   equivalents                                             (938,629)                  992,485                (3,829,349)
Cash and cash equivalents, beginning of year              1,496,805                   504,320                 4,333,669
                                                      -------------             -------------             -------------

Cash and cash equivalents, end of year                $     558,176             $   1,496,805             $     504,320
                                                      =============             =============             =============


                See notes to consolidated financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------

                                                                          FOR THE YEAR ENDED
                                               ----------------------------------------------------------------------
                                                     FEBRUARY                 FEBRUARY                  FEBRUARY
                                                     28, 2001                 29, 2000                  28, 1999
                                               -------------------      -------------------       -------------------
RECONCILIATION OF NET INCOME TO
NET CASH FROM OPERATING
ACTIVITIES:

Net income                                            $ 35,352,085             $ 11,698,786               $ 4,544,831
                                                      ------------             ------------               -----------

Adjustments to reconcile net income to net cash provided (used) by operating activities:

        Depreciation and amortization                    2,007,864                1,660,345                 1,417,509
        Bad debts                                        2,793,468                1,097,338                   762,500
        Contribution to ESOP (compensation)                340,472                  340,456                   250,192
Changes in assets and liabilities:
        (Increase) in accounts receivable              (33,039,963)             (23,885,972)               (5,331,874)
        (Increase) in inventories                      (65,579,273)             (24,430,502)               (1,109,004)
        (Increase) decrease in prepaid
          expenses and other current assets             (5,907,296)                 537,537                 2,481,752
        (Increase) in other assets                        (404,463)                 (72,746)                 (136,095)
        Increase  in accounts payable
          and accrued expenses                          10,528,757                8,852,022                 5,734,987
        (Decrease) in income taxes                      (3,623,248)               3,391,863                         -
         Increase in minority interest                     842,273                  249,398                         -
        (Decrease) increase in deferred taxes             (325,823)                 319,852                   (12,543)
                                                      ------------             ------------               -----------
        Total adjustments                              (92,367,232)             (31,940,409)                4,057,424
                                                      ------------             ------------               -----------

Net cash provided (used) by operating  activities     $(57,015,147)            $(20,241,623)              $ 8,602,255
                                                      ============             ============               ===========

                See notes to consolidated financial statements

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------

1.    ORGANIZATION:

      Nu Horizons Electronics Corp. and its subsidiaries, are wholesale distributors throughout the United States or export distributors of electronic components, except for Nu Visions Manufacturing, which is a contract assembler of circuit boards and various electromechanical devices.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  a.  Principles of Consolidation:

      The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. (the "Company"), and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech ("NUE"), Nu Horizons Asia PTE.LTD. ("NUA"), and Titan Logistics Corp. ("Titan") and its majority owned subsidiaries, NIC Eurotech Limited ("NIE"), NIC Components Asia PTE. LTD. ("NIA") and NuVisions Manufacturing Inc. ("NUV"). All material intercompany balances and transactions have been eliminated.

  b.  Use of Estimates:

      In preparing financial statements, in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

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

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  e.  Inventories:

      Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.

  f.  Depreciation:

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

  g.  Goodwill:

      Costs in excess of net assets acquired are being amortized on a straight-line basis over fifteen years. As of February 28, 2001 and February 29, 2000, accumulated amortization of goodwill aggregated $1,072,314 and $915,390 respectively.

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

      International has elected under Section 995 of the Internal Revenue Code to be taxed as an "Interest Charge Disc". Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International's untaxed income at February 28, 2001 approximates $3,200,000.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  i.  Revenue Recognition/Shipping and Handling Costs:

      Revenue is recognized when products are shipped to customers. Amounts related to shipping and handling that are billed to customers as part of sales transactions are reflected as a reduction of operating expenses and aggregated $279,181, $203,819 and $123,497 for each of the three years in the period ended February 28, 2001. Shipping and handling costs incurred by the Company, are included in costs of sales and aggregated $2,454,242, $1,313,014 and $1,158,329 for the three years ended February 28, 2001.

  j.  Advertising and Promotion Costs:

      Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the three years ended February 28, 2001, such costs aggregated $1,295,465, $662,646 and $909,156, respectively.

  k.  Earnings Per Common Share:

      Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128.

      The following average shares were used for the computation of basic and diluted earnings per share:

                                      2001             2000             1999
                                 --------------   -------------    -------------

       Basic                       16,213,084       13,511,345       13,786,095
       Diluted                     17,746,075       17,547,789       17,753,178

      The number of average shares for each period has been adjusted to reflect the 3-for-2 stock split in October, 2000.

  l.  Stock-Based Compensation:

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation", whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25. FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have a material effect on the Company's financial reporting.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  m.  Foreign Currency Translation:

      Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders' equity in accordance with SFAS No. 130.

  n.  Reclassifications:

      Certain prior years information has been reclassified to conform to the current year's reporting presentation.

  o.  New Accounting Pronouncements:

      SFAS No. 131 established new standards for determining operating segments and disclosure requirements for those segments, products, geographic areas, and major customers. The Company has adopted these new standards.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, `Accounting Changes". The Company does not believe that the adoption of SAB No. 101 will have a material impact on the Company's financial position or results of operations.

3.    PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment which is reflected at cost, consists of the following:

                                                                   2001                  2000
                                                            ---------------         ---------------
             Furniture, fixtures and equipment                  $12,860,026             $ 9,559,507
             Computer equipment                                   5,422,217               4,390,884
             Leasehold improvements                               1,254,364               1,254,364
                                                                -----------             -----------
                                                                 19,536,607              15,204,755
             Less:  accumulated depreciation and amortization     9,737,456               7,885,617
                                                                -----------             -----------
                                                                $ 9,799,151             $ 7,319,138
                                                                ===========             ===========

      Depreciation expense for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 aggregated $1,911,654, $1,503,421 and
      $1,260,585, respectively.

4.    OTHER ASSETS:

      Other assets consists of the following:

                                                                     2001                   2000
                                                              ---------------        ---------------
             Net cash surrender value - life insurance             $1,155,155             $1,090,004
             Other                                                    460,875                121,563
                                                                   ----------             ----------
                                                                   $1,616,030             $1,211,567
                                                                   ==========             ==========

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------


5.    REVOLVING CREDIT LINE:

      On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or
      (ii) LIBOR plus 87.5 to 147.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company, through October 18, 2004. Direct borrowings under lines of credit were $85,000,000 and $37,800,000 at February 28, 2001 and February 29, 2000, respectively. As of the end of the fiscal years, the Company had met all of the required covenants.

6.    CAPITAL STOCK AND STOCK OPTIONS:

      On September 13, 2000, the Company's Board of Directors declared a three-for -two stock split of the Company's common stock, to be distributed on October 23, 2000 to all holders of record at the close of business on October 2, 2000. As a result of the stock split, 5,437,364 shares were distributed. All shares and per share data for all periods presented have been restated to reflect this stock split.

      On September 23, 1999, the Board of Directors approved a 5% stock dividend payable on November 4, 1999 to shareholders of record on November 19, 1999. As a result of the stock dividend, 437,638 shares were distributed, common stock was increased by $2,888, additional paid in capital was increased by $ 3,334,102 and retained earnings was decreased by $3,336,990.

      Stock options granted to date under the Company's 1994 Stock Option Plan generally expire five years after date of grant and become exercisable in four equal annual installments, respectively, commencing one year from date of grant. Stock options granted to date under each of the Company's 1998 and 2000 Stock Option Plans generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant. To date, no options have been granted under the Company's 2000 Key Employee Stock Option Plan. Stock options granted under the Company's Outside Director Stock Option Plan and 2000 Outside Directors' Stock Option Plan expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------

6.   CAPITAL STOCK AND STOCK OPTIONS (Continued):

     A summary of options granted and related information for the three years ended February 28, 2001 is as follows:


                                                                                                      Weighted Average
                                                                        Options                       Exercise Price
                                                                        ----------                    --------------
Outstanding, February 28, 1998                                           1,361,450                        8.20

              Granted                                                      378,000                        5.87
              Cancelled                                                     (5,000)                       5.41
                                                                   ---------------
Outstanding, February 28, 1999                                           1,734,450                        6.81

Weighted average fair value of options granted during the year                                         $  3.05
                                                                                                       =======
              Stock Dividend (5%)                                           98,698                           -
              Granted                                                      833,950                        6.27
              Exercised                                                     (4,388)                       5.90
              Cancelled                                                   (595,500)                       7.69
                                                                   ---------------
Outstanding, February 29, 2000                                           2,067,210                        3.02

Weighted average fair value of options granted during the year                                         $  3.20
                                                                                                       =======

              Stock Split (3-for-2)                                        762,063                           -
              Granted                                                      479,750                       14.62
              Exercised                                                 (1,045,824)                       7.00
              Cancelled                                                    (14,420)                       4.70
                                                                   ---------------
Outstanding February 28, 2001                                            2,248,779                        5.88
                                                                   ===============

Weighted average fair value of options granted during the year                                          ($8.15)
                                                                                                       =======


Options exercisable at the end of each fiscal year:

                    February 28, 1999                                      1,496,925                   $5.37
                    February 29, 2000                                      1,328,770                    5.07
                    February 28, 2001                                        996,890                    4.35

     Exercise prices for options outstanding as of February 28, 2001 ranged from $2.93 to $18.33. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at February 28, 2001 are held by 70 individuals.


                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------

6.   CAPITAL STOCK AND STOCK OPTIONS (Continued):

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

                                                                2001               2000              1999
                                                                ----               ----              ----
     Net earnings:
         As reported                                         $35,352,085        $11,698,786        $4,544,831
         Pro forma                                            34,344,329         11,004,402         4,311,690
     Basic earnings per share:
         As reported                                         $      2.18        $       .87        $      .33
         Pro forma                                           $      2.12        $       .81               .31
     Diluted earnings per share:
         As reported                                         $      1.99        $       .67        $      .28
         Pro forma                                           $      1.94                .63               .24

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: expected volatility of 49.8%, 51.7%, and 45.3%, respectively; risk free interest rate of 5.5%, 5.9%, and 6.0% for 2001, 2000 and 1999, respectively; and expected lives of 1 to 10 years.

     The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts, as they are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.


7.   MINORITY INTEREST IN SUBSIDIARY:

     Represents the liability related to the 30% minority interest in NIC Components Asia PTE.LTD., the 20% minority interest in NIC Eurotech Limited and the 5% minority interest in NuVisions Manufacturing Inc.


8.   INCOME TAXES:

     The provision for income taxes is comprised of the following:

                                                   2001                 2000                   1999
                                                   ----                 ----                   ----
     Current:
         Federal                                $18,126,841           $6,639,410             $2,523,535
         State and local                          4,439,382            1,801,032                680,931
         Foreign                                  1,022,644                    -                      -
     Deferred:
         Federal                                  1,390,836               69,889                (64,760)
         State                                      374,895               18,578                (60,379)
                                                -----------           ----------             ----------
                                                $25,354,598           $8,528,909             $3,079,327
                                                ===========           ==========             ==========

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------

8.   INCOME TAXES (Continued):

     The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options reduced taxes currently payable as shown above by $5,068,745 for 2001. Such benefits are credited to additional paid-in capital.

     The components of the net deferred income tax liability, pursuant to SFAS 109, are as follows:

                                                                        2001                       2000
                                                                        ----                       ----
     Deferred tax assets:
         Accounts receivable                                         $ 2,139,409                $   684,060
         Inventory                                                       289,416                    205,920
                                                                    ------------               ------------
         Total deferred tax assets                                     2,428,825                    889,980
                                                                    ------------               ------------

     Deferred tax liabilities:
         Fixed assets                                                 (1,680,000)                  (877,605)
         Income of Interest Charge DISC                                 (930,321)                  (519,694)
                                                                    ------------               ------------
         Total deferred tax liabilities                               (2,610,321)                (1,397,299)
                                                                    ------------               ------------

     Net deferred tax liabilities                                    $  (181,496)               $  (507,319)
                                                                    ============               ============

     The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                                 2001                2000                 1999
                                                                 ----                ----                 ----
     Statutory rate                                              35.0%               35.0%                35.0%
     State and local taxes                                        8.6                 8.9                  8.1
     Foreign and other                                           (2.4)               (2.0)                (2.7)
                                                                 ----                ----                 ----

     Effective tax rate                                           412%               41.9%                40.4%
                                                                 ====                ====                 ====


9.   EMPLOYEE BENEFIT PLANS:

     On January 13, 1987, the Company's Board of Directors approved the termination of the Company's pension plan and approved the adoption of an employee stock ownership plan (ESOP) to replace the terminated pension plan. The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company's common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 28, 2001 aggregated $340,464 for 2001, $340,456 for 2000 and $250,197 for
     1999. At February 28, 2001 the ESOP owned 602,130 shares of the Company's common stock at an average price of approximately $2.40 per share.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------


9.   EMPLOYEE BENEFIT PLANS (Continued):

     On October 28, 1999, the Company, on behalf of the ESOP, entered into an additional credit agreement with a bank, which provides for a $3,000,000 revolving line of credit at the bank's prime rate until October 28, 2003. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 2001, there were no direct borrowings outstanding under the ESOP line of credit.

     In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company's contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 2001 were $117,968, $115,401 and $114,216, respectively.


10.  COMMITMENTS:

     On September 13, 1996, the Company signed employment contracts (the "Contracts"), as amended, with three of its senior executives for a continually renewing five-year term. The Contracts specified a base salary of $226,545 for each officer, which shall be increased each year by the change in the consumer price index, and also entitle two of the three officers to an annual bonus equal to 3.33% and the third officer to 2.33% (9% in the aggregate) of the Company's consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer's employment, as defined. The Contracts also provide for certain payments of the executives' salaries, performance bonuses and other benefits in event of death or disability of the officer for the balance of the period covered by the agreement.

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


          Fiscal 2002             $3,206,281
          Fiscal 2003              3,030,174
          Fiscal 2004              2,844,794
          Fiscal 2005              2,624,201
          Fiscal 2006              1,633,366
          Thereafter               3,399,091

     Rent expense was $2,464,878, $2,175,834, and $1,837,330 for each of the prior three years in the period ending February 28, 2001.


                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      THREE YEARS ENDED FEBRUARY 28, 2001
                      -----------------------------------

11.  MAJOR SUPPLIERS:

     For the year ended February 28, 2001, the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $86,997,000 and $86,317,000 for the fiscal year.

     For the year ended February 29, 2000 the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $49,816,000 and $57,230,000 for the fiscal year.

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

     Summarized financial information by business segment for fiscal 2001, 2000 and 1999 is as follows:

                                                                     2001               2000               1999

     Net sales from external customers:
          Electronic Component Distribution                      $634,009,475       $364,069,937       $243,514,672
          Industrial Contract Manufacturing                        36,619,478         15,168,625         10,357,653
                                                                 --------------------------------------------------
                                                                 $670,628,953       $379,238,562       $253,872,325
                                                                 --------------------------------------------------

     Operating income:
          Electronic Component Distribution                      $ 63,376,114       $ 22,383,840       $  9,210,235
          Industrial Contract Manufacturing                         3,734,001            823,946            655,481
                                                                 --------------------------------------------------
                                                                 $ 67,110,115       $ 23,207,786       $  9,865,716
                                                                 --------------------------------------------------

     Total assets:
          Electronic Component Distribution                      $223,270,770       $136,625,267       $ 94,340,725
          Industrial Contract Manufacturing                        27,788,362         10,911,878          5,418,170
                                                                 --------------------------------------------------
                                                                 $251,059,132       $147,537,145       $ 99,758,895
                                                                 --------------------------------------------------

     Depreciation and amortization:
          Electronic Component Distribution                      $  1,292,964       $  1,183,185       $  1,116,850
          Industrial Contract Manufacturing                           714,900            477,160            300,659
                                                                 --------------------------------------------------
                                                                 $  2,007,864       $  1,660,345       $  1,417,509
                                                                 --------------------------------------------------

     Capital expenditures:
          Electronic Component Distribution                      $  2,036,581       $  1,059,381       $  1,133,014
          Industrial Contract Manufacturing                         2,294,372            632,384            898,590
                                                                 --------------------------------------------------
                                                                 $  4,330,953       $  1,691,765       $  2,031,604
                                                                 --------------------------------------------------

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                THREE YEARS ENDED FEBRUARY 29, 2000 (CONTINUED)
                -----------------------------------------------


12.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):

     Geographic:

     The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the three years in the period ended February 28, 2001, is not considered material to the financial statements.


14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

                                                                THREE MONTH PERIOD ENDED
                                                --------------------------------------------------------
                                                  FEBRUARY       NOVEMBER        AUGUST          MAY
                                                  28, 2001       30, 2000       31, 2000       31, 2000
                                               ------------   ------------   ------------   ------------
Net sales                                      $153,452,194   $190,492,283   $179,145,177   $147,539,299
                                               ------------   ------------   ------------   ------------

Cost of sales                                   117,749,603    149,410,886    140,272,953    115,185,914
                                               ------------   ------------   ------------   ------------

Operating and interest expenses                  23,610,971     21,714,103     20,841,218     20,293,037

Provision for income taxes                        4,934,295      8,037,427      7,901,231      4,481,645
                                               ------------   ------------   ------------   ------------

Net income                                     $  6,844,704   $ 11,045,899   $ 10,036,675   $  7,424,807
                                               ============   ============   ============   ============

Basic earnings per share                       $        .41   $        .67   $        .63   $        .48
                                               ============   ============   ============   ============

Weighted average number of common
 and common equivalent shares
 outstanding                                     16,501,860     16,479,565     15,924,308     15,568,881
                                               ============   ============   ============   ============

                                                                    THREE MONTH PERIOD ENDED
                                               ---------------------------------------------------------
                                                 FEBRUARY       NOVEMBER        AUGUST          MAY
                                                 29, 2000       30, 1999       31, 1999       31, 1999
                                               ------------   ------------   ------------   ------------
Net sales                                      $115,402,898   $100,822,657   $ 88,871,395   $ 74,141,612
                                               ------------   ------------   ------------   ------------

Cost of sales                                    90,004,959     79,918,457     70,907,363     59,167,472
                                               ------------   ------------   ------------   ------------

Operating and interest expenses                  17,206,496     15,038,122     14,218,696     12,406,857
                                               ------------   ------------   ------------   ------------

Provision for income taxes                        3,685,827      2,267,059      1,535,587      1,040,436
                                               ------------   ------------   ------------   ------------

Net income                                     $  4,585,740   $  3,376,450   $  2,209,749   $  1,526,847
                                               ============   ============   ============   ============

Basic earnings per share                               $.34           $.25           $.17           $.12
                                               ============   ============   ============   ============

Weighted average number of common
 and common equivalent shares
 outstanding                                     13,511,345     13,349,220     13,129,614     13,129,614
                                               ============   ============   ============   ============

REPORT OF MANAGEMENT

The management of Nu Horizons Electronics Corp. is responsible for the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and for the integrity and objectivity of all the financial data included in this annual report. In preparing the financial statements, management makes informed judgments and estimates as to the expected effects of events and transactions currently being reported.

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


BY:  /s/ PAUL DURANDO                         BY:   /s/ ARTHUR NADATA
   --------------------------------              -------------------------
            Paul Durando                                 Arthur Nadata
     Vice President, Finance and                         President and
             Treasurer                              Chief Executive Officer


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

          The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three year period ending February 28, 2001.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

               NAME                  AGE         POSITION
               ----                  ---         --------
          Irving Lubman              62       Chief Operating Officer and Chairman of the Board

          Arthur Nadata              55       President, Chief Executive Officer and Director

          Richard S. Schuster        52       Vice-President, Secretary and Director

          Paul Durando               57       Vice President - Finance, Treasurer and Director

          Harvey R. Blau             65       Director

          Herbert M. Gardner         66       Director

          Dominic A. Polimeni        54       Director

          David Siegel               75       Director

          The Company's Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.

               Class I                 Class II                   Class III
         (To Serve Until the      (To Serve Until the       (To Serve Until the
          Annual Meeting of       Annual Meeting of         Annual Meeting of
        Stockholders in 2003)    Stockholders in 2001)     Stockholders in 2002)
        ---------------------    ---------------------     ---------------------
            Paul Durando            Harvey Blau (1)            Irving Lubman
         Herbert Gardner (1)      Dominic A. Polimeni (1)       Arthur Nadata
            David Siegel           Richard S. Schuster

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

         Dominic A. Polimeni has been a Director of the Company since September 1997. Mr. Polimeni is Chairman and Chief Executive Officer of Questron Technology, Inc. and has over 25 years experience in the distribution and Inventory Logistics Management ("ILM") businesses. Mr. Polimeni has been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. (over $12.9 billion in sales in 2000) from 1986 to 1991 and has been responsible for evaluating and negotiating over 50 acquisitions of distribution and ILM businesses. He also held several other positions, including general management positions, with Arrow over an eight year period. Mr. Polimeni began his career as a certified public accountant, becoming a partner in the New York office of Arthur Young & Company.

         David Siegel has been a director since June 2000. For more than the past five years Mr. Siegel has been a Vice President and director of Great American Electronics, a distribution company, which he founded. Mr. Siegel is also a director of Kent Electronics Corp., Micronetics Corp. and Surge Components Corp. Mr. Siegel previously served on our Board of Directors from September 1991 to October 1996.

ITEM 11.  EXECUTIVE COMPENSATION:

     The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the three other executive officers for the years ended February 28, 2001, February 29, 2000 and February 28, 1999.

                          SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                   Annual Compensation (1)                    Compensation
                                   -----------------------                    ------------
                                                                     Securities
       Name of Principal       Fiscal                                Underlying     All other (3)
         and Position           Year         Salary       Bonus      Options (2)    Compensation
     --------------------       ----         ------       -----      -----------    ------------
     Irving Lubman              2001         $258,700   $1,560,860        82,500       $40,415
     COO, Chairman              2000          251,210      520,087       336,498        39,500
     of the Board               1999          243,893      196,102       112,500        21,552

     Arthur Nadata              2001         $258,700   $2,229,791       112,500       $37,910
     President and              2000          251,210      742,983       375,875        39,047
     CEO                        1999          243,893      280,146       150,000        20,514

     Richard Schuster           2001         $258,700   $2,229,791        97,500       $35,724
     Vice President             2000          251,210      742,983       336,498        34,432
     and Secretary and          1999          243,893      280,146       112,500        18,330
     President, NIC
     Components Corp.

     Paul Durando               2001         $180,000   $  187,400        15,000       $ 1,800
     Vice President,            2000          155,000       80,724        35,438         1,550
     Finance and                1999          150,000       31,011        15,000         1,500
     Treasurer

                    SUMMARY COMPENSATION TABLE - Footnotes

     (1) No other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

     (2) Number of shares have been adjusted to reflect the Company's 3-for-2 stock split in October 2000.

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

           The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended February 28, 2001.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                   % of Total                                     Potential Realizable Value
                                     Options        Exercise                      at Assumed Annual Rates of
                     Options       Granted to        Price(1)     Expiration     Stock Price Appreciation for
                   Granted (1)      Employees    ($ per share)       Date            Entire Term (2) (3)
                   -----------     ---------     -------------       ----       -----------------------------
                                                                                    5%              10%
                                                                                    --              ---
P. Durando              15,000        1.8%          $10.71         4/24/10        $101,100     $   257,700

I. Lubman               82,500       14.6%           10.71         4/24/10         556,050       1,417,350

A. Nadata              112,500       19.9%           10.71         4/24/10         758,250       1,932,750

R. Schuster             97,500       17.3%           10.71         4/24/10         657,150       1,675,050

              OPTIONS/SAR GRANTS IN LAST FISCAL YEAR - Footnotes

     (1) Options were granted for a term of ten years, subject to earlier termination on termination of employment. Options become exercisable in two equal annual installments commencing one year from the date of grant. Options Granted and Exercise Price have been adjusted for a 3-for-2 stock split declared in September, 2000 and paid on October 23, 2000.

     (2) These amounts represent assumed rates of appreciation, which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.

     (3) Potential Realizable Value is based on the assumed annual growth rates for the ten-year option term. Annual growth of 5% results in a stock price of $17.45 per share and 10% results in a price of $27.78 per share for on the shares granted at $10.71. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock as well as the option holder's continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Appreciation reported is net of exercise price.

          The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 2001 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END
                              OPTIONS/SAR VALUES

                                                                                                    Value of
                                                                             Number of           Unexercised
                                                                            Unexercised         In-the-Money
                                                                           Options/SARs         Options/SARs
                                                                             at FY End            at FY End
                                                                           ------------           ---------

                               Shares Acquired                              Exercisable/         Exercisable/
                                 on Exercise           Value Realized (1)  Unexercisable        Unexercisable
                                 -----------           ------------------  -------------        -------------
          Irving Lubman              243,167               $3,989,490            199,145           $1,231,347
                                                                                 242,938            1,185,121

          Arthur Nadata              195,667               $3,316,397            290,083            1,560,889
                                                                                 243,249            1,058,324

          Richard Schuster           195,666               $3,322,438            249,709            1,394,346
                                                                                 233,249            1,058,324

          Paul Durando                76,126               $1,489,315                  -                    -
                                                                                  38,624              140,917

          (1) Market value less exercise price, before payment of applicable federal or state taxes.

          Directors who are not employees of the Company receive an annual fee of $3,000 for Board Membership and $500 for each Board of Directors or Committee meeting attended. There were seven meetings of the Board of Directors and two meetings of the Compensation Committee during the fiscal year ended February 28, 2001. Three directors attended or participated in all of the meetings of the Board of Directors, four directors attended six meetings and one director attended five. All three directors, who are members of the compensation committee, attended or participated in all of the meetings of the Compensation Committee.

          For the fiscal year ended February 28, 2001, there was one meeting of the Audit Committee. The Company's Audit Committee is involved in discussions with the Company's independent public accountants with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 2001, the Company had no standing Nominating Committee or any committee performing similar functions.

Compensation Committee Interlocks and Insider Participation

          The Company's Compensation Committee consisted during fiscal 2001 of Messrs. Gardner (Chairman), Polimeni and Blau. Mr. Gardner is Senior Vice President of Janney Montgomery Scott, Inc., investment bankers, which acted as placement agent in connection with the Company's $15 million private placement of convertible subordinated notes in August 1994. Mr. Blau is a partner in the law firm of Blau, Kramer, Wactlar & Lieberman, P.C. The Company has utilized, and anticipates that it will continue to utilize, the services of Blau, Kramer, Wactlar & Lieberman, P.C. as its general counsel.

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

Compensation Committee Report on Executive Compensation

          The compensation of the Company's executive officers generally is determined by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a Director who is not an employee of the Company or any of its affiliates. The following report with respect to certain compensation paid or awarded to the Company's executive officers during fiscal 2001 is furnished by the Compensation Committee.

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

          During fiscal 2001, 15,000 options were granted to each outside director under the Company's 2000 Outside Directors' Stock Option Plan. Options to purchase 112,500 shares were granted to Mr. Nadata, 82,500 shares were granted to Mr. Lubman, 97,500 shares to Mr. Schuster and 15,000 shares were granted to Mr. Durando under the Company's 1998 Stock Option Plan. Bonuses were paid to three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and on a discretionary basis to Paul Durando, the Company's Vice President, Finance and Director. This latter bonus was determined to be appropriate by the Compensation Committee in light of Mr. Durando's contributions to the Company's performance, his base salary level and the level of his management responsibilities.

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

          Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2001.

                         COMPANY STOCK PERFORMANCE GRAPH

          The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five year period (February 28, 1996 to February 28, 2001) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

                    COMPARE 5 -YEAR CUMULATIVE TOTAL RETURN
                     AMONG NU-HORIZONS ELECTRONICS CORP.,
                   NASDAQ MARKET INDEX AND PEER GROUP INDEX

    Measurement Period              Nu Horizons                  NASDAQ
   (Fiscal Year Covered)         Electronics Corp.            Market Index                Peer Group
-------------------------------------------------------------------------------------------------------------
        FYB 3/01/96                   $100.00                    $100.00                    $100.00
        FYE 2/28/97                     59.20                     120.03                     113.52
        FYE 2/28/98                     40.40                     163.24                     121.45
        FYE 2/28/99                     28.00                     210.94                      63.07
        FYE 2/29/00                    114.71                     409.77                     125.91
        FYE 2/28/01                    103.31                     191.78                      99.77

                    ASSUMES $100 INVESTED ON MARCH 1, 1996
                          ASSUMES DIVIDEND REINVESTED
                     FISCAL YEAR ENDING FEBRUARY 28, 2001

          Peer group includes All American Semiconductor, Arrow Electronics Inc., Avnet Inc., Bell Microproducts Inc., Jaco Electronics Inc., Kent Electronics Corp., Pioneer Standard Electronics and Reptron Electronics Inc.

     1994 Stock Option Plan:

        In September 1994, the Company's stockholders approved the 1994 Stock Option Plan (the "1994 Plan"), as amended in September 1996, under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,732,500 shares of the Company's Common Stock, as adjusted for a 5% stock dividend and a three for two stock split. The 1994 Plan is administered by the Compensation Committee, consisting of at least two members of the Board of Directors. The Compensation Committee, subject to provisions in the 1994 Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the 1994 Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant or 110% of such fair market value for options granted to any employee to or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. During fiscal 2001, 434,250 options were granted under the 1994 Plan with an exercise price of $10.71. Options are currently outstanding for 629,982 shares and no options are currently available for grant.

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

          1998 Stock Option Plan:

                   In May 1998, the Board of Directors adopted the Nu Horizons
              Electronics Corp. 1998 Stock Option Plan (the "1998 Option Plan"), as amended, under which any director, officer, employee or consultant of the Company, a subsidiary or an affiliate may be granted options to purchase an aggregate 1,653,750 shares of the Company's Common Stock, as adjusted for a 5% dividend and a three for two stock split. The 1998 Option Plan may be administered by the Board of Directors of the Company or by a committee consisting of two or more non-employee Directors, as defined by Rule 16b under the Securities Exchange Act of 1934. The Compensation Committee administers the 1998 Option Plan. Subject to the terms of the 1998 Option Plan, the Board of Directors or the Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Option Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors of the Committee also, subject to the express provisions of the 1998 Option Plan, has the authority to interpret the 1998 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Option Plan. Only non-qualified stock options may be granted under the terms of the 1998 Option Plan. The exercise price of the options granted under the 1998 Option Plan will not be less than such fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations, and certain other events involving a change in the Company's capital. During fiscal 2001, 7,500 options were granted under the 1998 Option Plan with an exercise price of $8.83. Options are currently outstanding for 1,344,397 shares and 32,409 options are currently available for grant.

              2000 Stock Option Plan:

                    In July 2000, the Board of Directors adopted the Nu Horizons
              Electronics Corp. 2000 Stock Option Plan, under which any of the Company's employees or consultants, or those of its subsidiaries or affiliates, may be granted options to purchase an aggregate 300,000 shares of our common stock, as adjusted for a three for two stock split. The Company's executive officers and directors are not eligible to participate in the 2000 Option Plan. The 2000 Option Plan may be administered by the Board of Directors or a committee consisting of two or more Non-Employee Directors, as defined by Rule 16(b) of the Securities Exchange Act of 1934. The Compensation Committee administers the 2000 Option Plan. Subject to the terms of the 2000 Option Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Option Plan , the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee also, subject to the express provisions of the 2000 Option Plan, has the authority to interpret the 2000 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Option Plan. Only non-qualified stock options may be granted under the terms of the 2000 Option Plan. The exercise price for the options granted under the 2000 Option Plan will not be less than fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in the Company's capital. During fiscal 2001 130,250 options were granted under the plan with exercise prices of $18.33, $14.62 and $9.88 and 169,750 options remain available for grant.

              2000 Key Employee Stock Option Plan:

                    In November 2000, the Company's stockholders approved the
              2000 Key Employee Stock Option Plan (the "2000 Key Employee Plan") under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 600,000 shares of the Company's Common Stock, as adjusted for a three for two stock split. The 2000 Key Employee Plan may be administered by the Board of Directors or a compensation committee, consisting of two or more members of the Board of Directors who are Non-Employee Directors, as defined by Rule 16(b) of the Securities Exchange Act of 1934. Our Compensation Committee administers the 2000 Key Employee Plan. Subject to the terms of the 2000 Key Employee Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Key Employee and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee shall also, subject to the express provisions of the 2000 Key Employee Plan, have the authority to interpret the 2000

          Key Employee Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Key Employee Plan. Only non-qualified stock options may be granted under the terms of the 2000 Key Employee Plan. The exercise price for the options granted under the 2000 Key Employee Plan will not be less than fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in our capital. During fiscal 2001 no options were granted under the plan and 600,000 options remain available for grant.

          Outside Director Stock Option Plan:

               In September 1994, the Company's stockholders approved the Outside Directors Stock Option Plan (the "Director Plan") which covers 236,250 shares of the Company's Common Stock, as adjusted for a 5% stock dividend and a three for two stock split. The primary purposes of the Director Plan are to attract and retain well-qualified persons for service as directors of the Company and to provide such outside directors with the opportunity to increase their proprietary interest in the Company's continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of the Company's Common Stock. At February 28, 2001, there are 84,150 director options outstanding and no options remain available for grant.

               All directors of the Company who are not employees of the Company were eligible to participate in the Director Plan.

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

               Under the Director Plan each non-employee Director then serving received, on June 1 of each year from 1994 through 1999, options to purchase 10,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "asked prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

          2000 Outside Directors' Stock Option Plan:

             In November 2000, the Company's stockholders approved the 2000 Outside Directors' Stock Option Plan (the "2000 Director Plan") which covers 210,000 shares of the Company's Common Stock, as adjusted for a three for two stock split. The primary purposes of the 2000 Director Plan are to attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to such outside directors to serve as directors and to encourage their continued service on the Board of Directors. At February 28, 2001, there are 60,000 director options outstanding and 150,000 options remain available for grant.

               All directors of the Company who are not employees of the Company, of which there are four, are eligible to participate in the Director Plan.

               The Board of Directors has the responsibility and authority to administer and interpret the provisions of the 2000 Director Plan. The Board of Directors of the Company may at any time amend, suspend or discontinue the 2000 Director Plan but no such action shall adversely affect any outstanding option, however, without the consent of the optionee that holds such option. In the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering, or any change in capitalization of the Company, the number of shares covered by each outstanding option, the number of shares authorized under the 2000 Director Plan as well as the exercise price of each outstanding option shall be appropriately adjusted.

               Under the Director Plan, on November 9, 2000 each non-employee Director then serving received options to purchase 15,000 shares of Common Stock at a price of $14.62 per share (the price of shares of Common Stock on November 9, 2000) and on the June 1 of each subsequent year each non-employee director then serving has or will be granted options to purchase 15,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "asked prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

          Summary of Fiscal 2001 Stock Option Grants:

             During fiscal 2001, the Company granted options to purchase 112,500 shares to Mr. Nadata, 97,500 shares to Mr. Schuster, 82,500 shares to Mr. Lubman and 15,000 shares to Mr. Durando at a price of $10.71 per share, options to purchase 15,000 shares to each of Messrs. Blau, Gardner, Polimeni and Siegel at a price of $14.62 per share.

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

               The annual contributions to the Plan are to be in such amounts as the Board of Directors in its sole discretion shall determine. Each employee who participates in the Plan has a separate account and the annual contribution by the Company to an employee's account is not permitted to exceed the lesser of $30,000 (or such other limit as may be the maximum permissible pursuant to the provisions of Section 415 of the Internal Revenue Code and Regulations issued thereunder) or 25% of such employee's annual compensation, as defined under the Plan. No contributions are required of, nor shall any be accepted from, any employee.

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

               The Trustees are empowered to borrow funds for the purpose of purchasing the Company's securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In October, 1999, the Company, on behalf of the ESOP, entered into a revolving credit agreement with its bank which provides for a $3,000,000 revolving line of credit at the bank's prime rate until October, 2003. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 2001, there were no amounts outstanding under this line of credit. At February 28, 2001, the ESOP owned 602,130 shares at an average price of approximately $2.40 per share.

          401(k) Savings Plan

               The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($10,500 in calendar 2000). Company contributions are discretionary. Effective with the plan year ended February 28, 2001, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee's salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee's service with Company, matching contributions by the Company are fully vested. As of February 28, 2001 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 28, 2001, the Company contributed approximately $117,968 to the plan, of which $9,561 was a matching contribution of $2,587 for each of Mr. Lubman, Mr. Nadata, Mr. Schuster and $1,800 for Mr. Durando.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The following table sets forth, as of May 1, 2001, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company's outstanding Common Stock, based solely on filings with the Commission; (ii) each Director, (iii) the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company; and (iv) all executive officers and Directors as a group.

                              NAME                                      SHARES                  PERCENT
     -------------------------------------------------------     ---------------------       -------------
      Paul Durando                                                     34,398 (1)(2)               *
      Herbert M. Gardner                                              115,781 (3)                  *
      Harvey R. Blau                                                    5,642 (3)                  *
      Dominic Polimeni                                                  9,650 (3)                  *
      David Siegel                                                     21,804 (3)                  *
      Irving Lubman                                                   475,247 (4)(5)             2.8%
      Arthur Nadata                                                   887,385 (4)(5)             5.2%
      Richard S. Schuster                                             901,310 (4)(5)             5.3%
      Merrill Lynch Investment Managers                             1,785,860 (6)               10.8%
      All officers and directors as a group (8 persons)             2,451,217                   13.7%

NOTES:
-----
(*)  Less than 1% of the Company's outstanding stock.
(1) Includes options exercisable within 60 days for 25,218 shares of Common Stock under the Company's 1998 Stock Option Plan and the 1994 Stock Option Plan.
(2) Includes 9,180 shares of fully vested Common Stock owned through the Employee's Stock Ownership Plan, which include voting power.
(3) Includes options exercisable within 60 days for 84,500 shares of common stock for Mr. Gardner, 5000 for Mr. Blau , 9,650 shares for Mr. Polimeni and 5,000 shares for Mr. Siegel under the Company's Outside Director Stock Option Plan.
(4) Includes options exercisable within 60 days for 400,833 shares of common stock for Mr. Lubman, 434,208 for Mr. Schuster and 477,082 shares for Mr. Nadata under the Company's 1998 Stock Option Plan and the 1994 Stock Option Plan.
(5) Includes 24,743 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These officers are also Trustees of the Plan.
(6)  World Fin. Ctr., North Tower, 250 Vessey St., N.Y., N.Y. 10381


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Harvey R. Blau, a Director of the Company, is a member of Blau, Kramer, Wactlar & Lieberman, P.C., general counsel to the Company. For the fiscal year ended February 28, 2001, the Company paid $166,513 in legal fees to Blau, Kramer, Wactlar & Lieberman, P.C.

         For the fiscal year ended February 28, 2001, the Company received an aggregate $493,000 in respect of various electronic components sold to Procomponents, Inc. and PCI Manufacturing, two corporations in which Mitchell Lubman, Mr. Lubman's brother, is an officer and owns greater than ten percent equity interest.

         For the fiscal year ended February 28, 2001, the Company received an aggregate $1,005,000 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster's brother, is an officer and owns a greater than ten percent equity interest.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

  (a)(1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

                                                                                                   Page
                                                                                                   ----
           Independent Auditors' Report                                                             F-1

           Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000                F-2

           Consolidated Statements of Income for the three years in the period ended February
           28, 2001                                                                                 F-3

           Consolidated Statements of Changes in Shareholders' Equity for the three years in
           the period ended February 28, 2001                                                       F-4

           Consolidated Statements of Cash Flows for the three years in the period ended
           February 28, 2001                                                                        F-5

           Notes to Consolidated Financial Statements                                               F-7

           Schedule II - Valuation and Qualifying Accounts and Reserves                             35

  (a)(3)  See exhibits required - Item (c) below

  (b) No reports were filed by the Company on Form 8-K during the last quarter of the fiscal year.

  (c)     Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
   -----------------------------------------------------------------------------

     3.1 Certificate of Incorporation, as amended(Incorporated by Reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

     3.2 By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended February 29, 1988)

     4.1       Specimen Common Stock Certificate (Incorporated by Reference as
               Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 2-89176).

    10.1 Agreement between the Company and Trustees relating to the Company's Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended February 28, 1987).

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

   (c) Exhibits (continued):

        EXHIBIT
        NUMBER                          DESCRIPTION
        ------------------------------------------------------------------------
         10.2 Note Agreement dated August 15, 1994 between the Company and Massachusetts Mutual Life Insurance Company (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

         10.3      1994 Stock Option Plan (Incorporated by Reference to Exhibit
                   10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

         10.4 Outside Director Stock Option Plan (Incorporated by Reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

         10.5 Agreement dated September 22, 1995 between the Company and Paul Durando (Incorporated by Reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).

         10.6 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31,
                   1996).

         10.7 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Arthur Nadata. (Incorporated by Reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31,
                   1996).

         10.8 Employment and Change of Control Agreements dated September 13, 1996, between and Company and Richard Schuster. (Incorporated by Reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10Q for the quarter ended August 31,
                   1996).

         10.9 Indemnity Agreements Dated May 23, 1997 between the Company and Messrs. Blau, Durando, Gardner, Lubman, Nadata and Schuster (incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997)

         10.10 Revolving Credit Agreement dated October 18,2000 between the Company and six banks: Mellon Bank, N.A., European American Bank, HSBC Bank USA, Fleet Bank, The Chase Manhattan Bank and The Bank of New York (Incorporated by reference to Exhibit
                   10.13 to form 10Q for the quarter ended November 30,2000).

         10.11 1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, No.333-82805).

         10.12     2000 Stock Option Plan (Incorporated by reference to Exhibit
                   4.1 to the Company's Registration Statement on Form S-8, No.333-51188).

         10.13 2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 333-51192).

         10.14 2000 Outside Directors' Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 No.333-51190).

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:

   (d) Exhibits (continued):

        EXHIBIT
        NUMBER                           DESCRIPTION
        ------------------------------------------------------------------------

            11.    Computation of Per Share Earnings

            22.    The following is a list of the Company's subsidiaries:




                                                             State or
                                     Name                   Country of
                                                           Incorporation
                   -------------------------------------  ---------------

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


            23.    Accountant's Consent

            99.    Additional Exhibit

      Accountant's Consent
      --------------------

We consent to the incorporation by reference in Registration Statement numbers 333-79561, 333-82805, 33-88952, 33-88958, 333-51188, 333-51190 and 333-51192 on
Form S-8 of our opinion dated May 7, 2001 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation's annual report on Form 10-K for the fiscal year ended February 28, 2001.

                                               /s/ LAZAR LEVINE & FELIX LLP
                                               --------------------------------
                                               LAZAR LEVINE & FELIX LLP
                                               Certified Public Accountants

New York, New York
May 24, 2001

99.    Additional Exhibit:
       ------------------

  The following undertakings are incorporated by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 33-88952, 33-88958, 333-79561, 333-82805, 333-51188, 333-51190 and 333-51192).

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

SCHEDULE II

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                ----------------------------------------------

                     SCHEDULE II--VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                      Three Years Ended February 28, 2001

                           Balance at        Additions
                           Beginning     charged to costs                   Balance at end
   Description             of period       and expenses     Deductions (A)    of period
   -----------             ---------       ------------     --------------    ---------
Valuation account
deducted in the
balance sheet from
the asset to which
it applies:
   Allowance for
   doubtful accounts-
   accounts receivable

        2001               $3,447,072       $2,793,468         $308,999       $5,931,541
                          =============   ===============    ============   ==============

        2000               $2,630,984       $1,097,338         $281,250       $3,447,072
                          =============   ===============    ============   ==============

        1999               $2,362,722       $  762,500         $494,238       $2,630,984
                          =============   ===============    ============   ==============


(A) Accounts written off.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NU HORIZONS ELECTRONICS CORP.
                                      (Registrant)

                         By:  /s/ ARTHUR NADATA
                              -------------------------------------------
                              Arthur Nadata,
                              President (Principal Operating Officer)

                         By:  /s/ PAUL DURANDO
                              -------------------------------------------
                              Vice President, Finance
                              (Principal Financial and
                              Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

    SIGNATURE                                CAPACITY                   DATE
    ---------                                --------                   ----

By: /s/ IRVING LUBMAN                 Chairman of The Board,       May  24, 2001
    --------------------------
        Irving Lubman                  Chief Operating Officer

By: /s/ ARTHUR NADATA                 President, Chief Executive   May  24, 2001
    --------------------------
        Arthur Nadata                  Officer and Director

By: /s/ RICHARD SCHUSTER              Vice President, Secretary    May  24, 2001
    --------------------------
        Richard Schuster               and Director

By: /s/ PAUL DURANDO                  Vice President, Finance,     May  24, 2001
    --------------------------
        Paul Durando                   Treasurer and Director

By: /s/ HARVEY R. BLAU                       Director              May  24, 2001
    --------------------------
        Harvey R. Blau

By: /s/ HERBERT M. GARDNER                   Director              May  24, 2001
    --------------------------
        Herbert M. Gardner

By: /s/ DOMINIC A. POLIMENI                  Director              May 24, 2001
    --------------------------
        Dominic A. Polimeni

By: /s/ DAVID SIEGEL                         Director              May 24, 2001
    --------------------------
        David  Siegel

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 _____________

                                 EXHIBIT INDEX

                                      to

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 _____________

                         NU HORIZONS ELECTONICS CORP.

            (Exact Name of Registrant as Specified in Its Charter)


 EXHIBIT
 NUMBER                       DESCRIPTION
--------------------------------------------------------------------------------

 11             Computation of Per Share Earnings