Form 10-Q
period 2001-05-31
NU HORIZONS ELECTRONICS CORP
filed 2001-06-29
CIK 718074

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT

        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For Quarter Ended                      Commission file number
              May 31, 2001                                 1-8798
-------------------------------------      -------------------------------------

                          Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                   11-2621097
--------------------------------------              ---------------------------
    (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                       Identification No.)

     70 Maxess Road, Melville, New York                         11747
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

                                 (631) 396 -5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------ -
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---   ---

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Common Stock - Par Value $.0066                           16,547,130
----------------------------------------               ------------------------
               Class                                      Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                                      INDEX
                                      -----

Part I.       Financial Information                                     Page(s)

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets -
              May 31, 2001 (unaudited) and February 28, 2001              3.

              Consolidated Condensed Statements of Income
              (unaudited) -
              Three Months Ended May 31, 2001 and 2000                    4.

              Consolidated Condensed Statements of Cash Flows
              (unaudited) -
              Three Months Ended May 31, 2001 and 2000                    5.

              Notes to Interim Consolidated Condensed Financial
              Statements (unaudited)                                    6.-7.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8.-9.

Part II.      Other Information                                           10.

     SIGNATURES                                                           11.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                                    May 31,        February 28,
                                                                                     2001             2001
                                                                                --------------     ------------
                                                                                 (unaudited)

                                   - ASSETS -
                                   ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  5,180,536   $    558,176
   Accounts receivable - net of allowance of doubtful accounts of $5,954,918 and
     $5,931,541 for May 31, 2001 and February 28, 2001, respectively                 62,916,762     94,955,532
   Inventories                                                                      111,432,114    135,123,669
   Prepaid expenses and other current assets                                          3,856,821      7,725,014
                                                                                   ------------   ------------
TOTAL CURRENT ASSETS                                                                183,386,233    238,362,391

PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)                                         10,088,088      9,799,151

OTHER ASSETS:
   Cost in excess of net assets acquired - net                                        1,242,329      1,281,560
   Other assets                                                                       1,630,459      1,616,030
                                                                                   ------------   ------------

                                                                                   $196,347,109   $251,059,132
                                                                                   ============   ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
                    ----------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                $  5,387,337   $ 31,987,944
   Accrued expenses                                                                   5,034,430      8,436,810
                                                                                   ------------   ------------
TOTAL CURRENT LIABILITIES                                                            10,421,767     40,424,754
                                                                                   ------------   ------------

LONG -TERM LIABILITIES:
   Deferred income taxes                                                                299,141        181,496
   Revolving credit line (Note 3)                                                    58,800,000     85,000,000
                                                                                   ------------   ------------
TOTAL LONG-TERM LIABILITIES                                                          59,099,141     85,181,496
                                                                                   ------------   ------------

MINORITY INTEREST                                                                     1,179,198      1,091,671
                                                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or
     outstanding                                                                           --             --
   Common stock, $.0066 par value, 20,000,000 shares authorized; 16,547,130 and
     16,501,840 shares issued and outstanding for May 31, 2001 and February 28,
     2001, respectively                                                                 109,211        108,912
   Additional paid-in capital                                                        41,963,735     41,798,615
   Retained earnings                                                                 82,774,772     81,790,721
   Accumulated other comprehensive income                                               873,013        821,807
                                                                                   ------------   ------------
                                                                                    125,720,731    124,520,055
   Less:  loan to ESOP                                                                   73,728        158,844
                                                                                   ------------   ------------
                                                                                    125,647,003    124,361,211
                                                                                   ------------   ------------

                                                                                   $196,347,109   $251,059,132
                                                                                   ============   ============


       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 ---------------------------------------------
                                   (unaudited)

                                                  For The Three Months Ended
                                                 ---------------------------
                                                 May 31, 2001   May 31, 2000
                                                 ------------   ------------
NET SALES                                        $101,652,162   $147,539,299
                                                 ------------   ------------

COSTS AND EXPENSES:
   Cost of sales                                   79,994,903    115,185,914
   Operating expenses                              18,601,186     19,431,609
   Interest expense                                 1,293,056        861,428
                                                 ------------   ------------
                                                   99,889,145    135,478,951
                                                 ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTERESTS                            1,763,017     12,060,348

   Provision for income taxes                         691,439      4,481,645
                                                 ------------   ------------

INCOME BEFORE MINORITY INTERESTS                    1,071,578      7,578,703

   Minority interest in earnings of subsidiary         87,527        153,896
                                                 ------------   ------------

NET INCOME                                       $    984,051   $  7,424,807
                                                 ============   ============

NET INCOME PER SHARE (Note 4):

   Basic                                         $        .06   $        .48
                                                 ============   ============

   Diluted                                       $        .06   $        .40
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

                                                                        For The Three Months Ended
                                                                      ------------------------------
                                                                      May 31, 2001      May 31, 200
                                                                     -------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                       $ 133,690,932    $ 133,993,625
   Cash paid to suppliers and employees                                 (98,890,071)    (137,283,464)
   Interest paid                                                         (1,293,056)        (861,428)
   Income taxes paid                                                     (2,074,699)      (7,772,043)
                                                                      -------------    -------------
     Net cash provided by (used in) operating activities                 31,433,106      (11,923,310)
                                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (827,371)        (738,812)
                                                                      -------------    -------------
     Net cash (used in) investing activities                               (827,371)        (738,812)
                                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit line                                19,600,000       41,900,000
   Repayments under revolving credit line                               (45,800,000)     (32,600,000)
   Proceeds from stock options                                              165,419        2,708,652
                                                                      -------------    -------------
     Net cash (used) provided by financing activities                   (26,034,581)      12,008,652
                                                                      -------------    -------------

EFFECT OF EXCHANGE RATE CHANGE                                               51,206               --
                                                                      -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      4,622,360         (653,470)

   Cash and cash equivalents, beginning of year                             558,176        1,496,805
                                                                      -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   5,180,536    $     843,335
                                                                      =============    =============

RECONCILIATION OF NET INCOME TO NET CASH (USED IN)
  OPERATING ACTIVITIES:

NET INCOME                                                            $     984,051    $   7,424,807

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                                            577,665          395,349
   Contribution to ESOP                                                      85,116           85,124
   Bad debt provision                                                            --          847,500
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                            32,038,770      (13,545,674)
   Decrease (increase) in inventories                                    23,691,555      (23,591,386)
   Decrease (increase) in prepaid expenses and other current assets       3,868,193         (602,413)
   (Increase) in other assets                                               (14,429)         (15,541)
   (Decrease) increase in accounts payable and accrued expenses         (30,002,987)      17,770,786
   (Decrease) in income taxes                                                  --           (999,307)
   Increase in minority interest                                             87,527          153,896
   Increase in deferred taxes                                               117,645          153,549
                                                                      -------------    -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   $  31,433,106    $ (11,923,310)
                                                                      =============    =============

       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company"), its wholly owned subsidiaries (NIC Components Corp., Nu Horizons International Corp, Nu Horizons Eurotech Limited, Nu Horizons Asia PTE. LTD. and Titan Logistics Corp.) and its majority owned subsidiaries, (Nu Visions Manufacturing, Inc., NIC Components Asia PTE. LTD. and NIC Eurotech Limited), contain all adjustments necessary to present fairly the Company's financial position as of May 31, 2001 and February 28, 2001 and the results of its operations and cash flows for the three month periods ended May 31, 2001 and 2000.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2001, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

     The results of operations for the three-month period ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following:

                                               May 31, 2001    February 28, 2001
                                               ------------    -----------------

     Furniture, fixtures and office equipment   $13,236,796      $12,860,026
     Computer equipment                           5,642,443        5,422,217
     Leasehold improvements                       1,484,739       1,254,364
                                                -----------      -----------
                                                 20,363,978       19,536,607

     Less:  accumulated depreciation
       and amortization
                                                 10,275,890        9,737,456
                                                -----------      -----------
                                                $10,088,088      $ 9,799,151
                                                ===========      ===========


3.   BANK LINE OF CREDIT:

     On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus 87.5 to 147.5 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004.

                NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

4. NET INCOME PER SHARE:

   Earnings per share has been computed in accordance with the adoption of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share


                                                  For The Three Months Ended
                                                 -----------------------------
                                                 May 31, 2001     May 31, 2000
                                                 ------------     ------------
NUMERATOR:
----------
   Net income                                    $   984,051      $ 7,424,807
                                                 ===========      ===========


DENOMINATOR:
------------
   Denominator for basic earnings
     per common share - weighted-average
     number of common shares outstanding          16,547,130       15,568,881

   Effect of dilutive securities:
     Stock options                                   927,931        2,998,662
                                                 -----------      -----------

   Denominator for diluted earnings
    per common share - adjusted weighted-
    average number of common shares outstanding   17,475,061       18,567,543
                                                 ===========      ===========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS:

        Introduction:
        ------------

        Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech Limited, NIC Eurotech Limited and Titan Logistics Corp., and its majority owned subsidiaries NIC Eurotech Limited and NIC Components ASIA PTE LTD, are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

        Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, a majority owned subsidiary of the Company, is a contract assembler of circuit boards and related electromechanical devised for various OEM's.

        The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 2001 and February 28, 2001; (ii) Consolidated Condensed Statements of Income for the three month periods ended May 31, 2001 and 2000 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 2001 and 2000.

        Results of Operations:
        ----------------------

        Sales for the three-month period ended May 31, 2001 were $101,652,000 as compared to $147,539,000 for the comparable period of the prior year, a decrease of approximately 31%. Management attributes this decrease to the core semiconductor and passive component distribution business. The Company and the industry as a whole are experiencing a significant decline in demand for electronic components which is responsible for the significant decline in first quarter sales volume. Management believes that the current slowdown is stabilizing but will extend at least through the third quarter of fiscal 2002. As a result, management expects revenues to be flat to the first quarter for the first three quarters of fiscal 2002.

        The gross profit margin for the quarter ended May 31, 2001 was 21.3% as compared to 22% for the quarter ended May 31, 2000. The reduction in profit margins over the year ago quarter reflects the increased availability of inventory at the supplier level coupled with weakened customer demand. The Company believes that gross margins have stabilized at these levels and may even increase over the next two quarters, however, no assurances can be given in this regard.

        Operating expenses were approximately $18,601,000 for the three months ended May 31, 2001 as compared to $19,432,000 for the three months ended May 31, 2000, a decrease of approximately $831,000 or 4%. Operating expenses as a percentage of sales, however, increased to 18.3% for the quarter ended May 31, 2001, from 13.2% of sales for the quarter ended May 31, 2000 primarily due to the aforementioned 31% sales decline. The sharp reduction in sales has resulted in this return to higher operating expenses as a percent of sales and a loss of the economies of scale which the Company enjoyed in its last fiscal year. Management has decided to endure this higher rate of operating expenses and to continue to invest in the operational infrastructure of the Company in order to be prepared to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS:


        Results of Operations (Continued):
        ----------------------------------

        Interest expense increased to $1,293,000 for the three months ended May 31, 2001 from $861,000 for the three months ended May 31, 2000. Sequentially, interest expense decreased from $2,130,000 for the immediately preceding quarter ended February, 28, 2001. The year over year increase was primarily due to higher average borrowings resulting from an increase in the Company's inventory and accounts receivable levels which are currently in the process of being reduced to reflect current sales activity.

        Net income for the three month period ended May 31, 2001 was $984,000 or $.06 per share as compared to $7,425,000 or $.48 per share for the three month period ended May 31, 2000. Management attributes the decrease in earnings to decreased sales volume and profit margins for the May 2001 period as compared to the May 2000 period.

        Liquidity and Capital Resources:
        --------------------------------

        At May 31, 2001, the Company's current ratio was 17.6:1 as compared to 5.9:1 at February 28, 2001. Working capital decreased from approximately $197,938,000 at February 28, 2001 to approximately $172,964,000 at May
        31, 2001, while cash increased from February 28, 2001 to May 31, 2001 by approximately $4,622,000. The primary reasons for the decrease in working capital was the decrease in inventories and accounts receivable net of the decrease in trade payables resulting from the decrease in sales volume during the current period.

        On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or
        (ii) LIBOR plus 87.5 to 147.5 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004. The Company anticipates that such capital resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

        Inflationary Impact:
        --------------------

        Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

        Market Risk:
        ------------

        The Company is exposed to market risk related to changes in interest rates and, to an immaterial exr=tent, to foreign currency exchange rates. If market interest rates increase or decrease by 10 percent from levels at May 31, 2001, the effect on the Company's net income would not be material.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS:

        Other:
        ------

        Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company's products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions in the semiconductor industry, and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

                 None

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

                             Nu Horizons Electronics Corp.
                             --------------------------------------
                             Registrant

Date:     June 29, 2001      /s/ Arthur Nadata
                             --------------------------------------
                             Arthur Nadata, President and
                             Chief Executive Officer

Date:     June 29, 2001      /s/ Paul Durando
                             --------------------------------------
                             Paul Durando, Vice President-Finance
                             and Chief Financial Officer