Form 10-Q
period 2001-08-31
NU HORIZONS ELECTRONICS CORP
filed 2001-10-12
CIK 718074

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For Quarter Ended                            Commission file number
       August 31, 2001                                    1-8798
------------------------------------            --------------------------------

                          Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                  11-2621097
--------------------------------------------     -------------------------------
        (State of other jurisdiction of                  (I.R.S. Employer
        incorporation or organization                  Identification No.)

        70 Maxess Road, Melville, New York                  11747
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X     No____
        ---
     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Common Stock - Par Value $.0066                         16,562,583
--------------------------------------------       -----------------------------
                 Class                                    Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                                      INDEX
                                      -----

Part I.           Financial Information                                                    Page(s)
     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets -
                  August 31, 2001 (unaudited) and February 28, 2001                          3.

                  Consolidated Condensed Statements of Income (unaudited) -
                  Six and Three Months Ended August 31, 2001 and 2000                        4.

                  Consolidated Condensed Statements of Cash Flows (unaudited) -
                  Six Months Ended August 31, 2001 and 2000                                  5.

                  Notes to Interim Consolidated Condensed Financial
                  Statements (unaudited)                                                    6.-8.

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       9-11.

Part II.          Other Information                                                          12.

     SIGNATURES                                                                              13.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                                                   August 31,          February 28,
                                                                                                     2001                 2001
                                                                                                -----------------    ---------------
                                                                                                  (unaudited)
                                                     - ASSETS -

CURRENT ASSETS:
 Cash and cash equivalents                                                                      $    19,015,101      $       395,288
 Accounts receivable - net of allowance of doubtful accounts of $5,658,689 and $5,590,675
   for August 31, 2001 and February 28, 2001, respectively                                           37,681,018           87,250,544
 Inventories                                                                                         85,504,851          119,005,965
 Prepaid expenses and other current assets                                                            1,704,057            7,717,332
 Net assets of discontinued subsidiary (Note 2)                                                               -           24,560,229
                                                                                                ---------------      ---------------
TOTAL CURRENT ASSETS                                                                                143,905,027          238,929,358

PROPERTY, PLANT AND EQUIPMENT - NET (Note 3)                                                          6,315,995            6,018,619

OTHER ASSETS:
 Cost in excess of net assets acquired - net of amortization (Note 6)                                 1,203,098            1,281,560
 Other assets                                                                                         2,630,938            1,601,462
 Subordinated debt receivable (Note 4)                                                                2,000,000                    -
                                                                                                ---------------      ---------------
                                                                                                $   156,055,058      $   247,830,999
                                                                                                ===============      ===============

                                      - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
 Accounts payable                                                                               $     9,222,720      $    29,418,411
 Accrued expenses                                                                                     6,551,166            7,778,210
                                                                                                ---------------      ---------------
TOTAL CURRENT LIABILITIES                                                                            15,773,886           37,196,621
                                                                                                ---------------      ---------------

LONG TERM LIABILITIES:
 Deferred income taxes                                                                                  516,438              181,496
 Revolving credit line (Note 5)                                                                      10,000,000           85,000,000
                                                                                                ---------------      ---------------
TOTAL LONG-TERM LIABILITIES                                                                          10,516,438           85,181,496
                                                                                                ---------------      ---------------

MINORITY INTEREST                                                                                     1,372,447            1,091,671
                                                                                                ---------------      ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding                       -                    -
 Common stock, $.0066 par value, 20,000,000 shares authorized; 16,562,583 and 16,501,840
  shares issued and outstanding for August 31, 2001 and February 28, 2001, respectively                 109,313              108,912
 Additional paid-in capital                                                                          42,091,993           41,798,615
 Retained earnings                                                                                   86,045,446           81,790,721
 Other accumulated comprehensive income                                                                 145,535              821,807
                                                                                                ---------------      ---------------
                                                                                                    128,392,287          124,520,055
 Less: loan to ESOP                                                                                           -              158,844
                                                                                                ---------------      ---------------
                                                                                                    128,392,287          124,361,211
                                                                                                ---------------      ---------------

                                                                                                $   156,055,058      $   247,830,999
                                                                                                ===============      ===============


       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (unaudited)

                                                         For the Six Months Ended                For the Three Months Ended
                                                     ----------------------------------      ----------------------------------
                                                     August 31, 2001    August 31, 2000      August 31, 2001    August 31, 2000
                                                     ---------------    ---------------      ---------------    ---------------
NET SALES                                            $  159,691,937     $   311,103,254      $    69,947,370    $   170,080,695
                                                     --------------     ---------------      ---------------    ---------------

COSTS AND EXPENSES:
   Cost of sales                                        124,547,470         243,231,209           53,895,457        133,234,715
   Operating expenses                                    32,040,903          37,483,379           14,798,207         18,858,865
   Interest expense                                       1,145,804           1,572,837              190,980            870,409
                                                     --------------     ---------------      ---------------    ---------------
                                                        157,734,177         282,287,425           68,884,644        152,963,989
                                                     --------------     ---------------      ---------------    ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
   MINORITY INTERESTS                                     1,957,760          28,815,829            1,062,726         17,116,706

   Provision for income taxes                               798,227          11,913,558              432,836          7,661,796
                                                     --------------     ---------------      ---------------    ---------------

INCOME BEFORE MINORITY INTERESTS                          1,159,533          16,902,271              629,890          9,454,910

   Minority interest in earnings of subsidiaries            280,776             246,996              193,249             93,100
                                                     --------------     ---------------      ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS                           878,757          16,655,275              436,641          9,361,810
                                                     --------------     ---------------      ---------------    ---------------

DISCONTINUED OPERATIONS (Note 2):
   Income from operations of contract
     manufacturing subsidiary disposed of - net of
     income taxes                                           798,736             806,207              256,801            674,865
   Gain on sale of contract manufacturing
     subsidiary - net of income taxes                     2,577,232                  -             2,577,232                  -
                                                     --------------     ---------------      ---------------    ---------------
                                                          3,375,968             806,207            2,834,033            674,865
                                                     --------------     ---------------      ---------------    ---------------

NET INCOME                                           $    4,254,725     $    17,461,482      $     3,270,674    $    10,036,675
                                                     ==============     ===============      ===============    ===============

NET INCOME PER COMMON SHARE - BASIC:
   Continuing operations                             $          .05     $          1.02      $           .03    $           .59
   Discontinued operations                                      .21                 .05                  .17                .04
                                                     --------------     ---------------      ---------------    ---------------
                                                     $          .26     $          1.07      $           .20    $           .63
                                                     ==============     ===============      ===============    ===============
NET INCOME PER COMMON SHARE - DILUTED:
   Continuing operations                             $          .05     $           .90      $           .03    $           .50
   Discontinued operations                                      .19                 .04                  .16                .04
                                                     --------------     ---------------      ---------------    ---------------
                                                     $          .24     $           .94      $           .19    $           .54
                                                     ==============     ===============      ===============    ===============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                 16,554,857          16,279,734           16,562,583         15,924,308
   Diluted                                               17,459,186          18,567,543           17,476,420         18,567,543



       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)

                                                                                For The Six Months Ended
                                                                                ------------------------
                                                                            August 31, 2001   August 31, 2000
                                                                            ---------------   ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                            $  238,616,124    $ 291,597,195
   Cash paid to suppliers and employees                                      (140,831,891)    (302,185,040)
   Interest paid                                                               (1,145,804)      (1,890,837)
   Income taxes paid                                                           (5,666,028)     (11,421,163)
                                                                           --------------    -------------
     Net cash provided by (used in) operating activities                       90,972,401      (23,899,845)
                                                                           --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (1,377,162)      (1,999,274)
   Proceeds from sale of subsidiary                                            29,563,000                -
   Net assets of subsidiary sold                                              (21,549,811)               -
   Expenses related to sale of subsidiary                                      (3,606,122)               -
                                                                           --------------    -------------
     Net cash provided by (used in) investing activities                        3,029,905       (1,999,274)
                                                                           --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit line                                      27,500,000       91,350,000
   Repayments under revolving credit line                                    (102,500,000)     (67,450,000)
   Proceeds from stock options                                                    293,779        6,230,969
                                                                           --------------    -------------
     Net cash (used in) provided by financing activities                      (74,706,221)      30,130,969
                                                                           --------------    -------------

   EFFECT OF EXCHANGE RATE CHANGE                                                (676,272)               -
                                                                           --------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      18,619,813        4,231,850

   Cash and cash equivalents, beginning of year                                   395,288        1,496,805
                                                                           --------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   19,015,101    $   5,728,655
                                                                           ==============    =============


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:

NET INCOME                                                                 $    4,254,725    $  17,461,482
Adjustments:
   Gain on sale of subsidiary                                                  (2,577,232)               -
   Depreciation and amortization                                                1,151,233          833,074
   Contribution to ESOP                                                           158,844          170,557
   Bad debt provision                                                              86,982        1,408,724
   Increase in deferred taxes                                                     334,942          780,705
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                  57,187,532      (35,087,281)
   Decrease (increase) in inventories                                          49,618,818      (35,817,535)
   Decrease (increase) in prepaid expenses and other current assets             6,141,557       (1,569,841)
   (Increase) in other assets                                                  (1,014,908)        (117,773)
   (Decrease) increase in accounts payable and accrued expenses               (24,650,868)      22,405,530
   Increase in income taxes                                                             -        5,385,517
   Increase in minority interest                                                  280,776          246,996
                                                                           --------------    -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        $   90,972,401    $ (23,899,845)
                                                                           ==============    =============



        See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                   (unaudited)


1.       BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company"), its wholly owned subsidiaries NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited and Titan Logistics Corp. and its majority owned subsidiaries, NIC Components Asia PTE. LTD., NIC Eurotech Limited and Nu Horizons Asia PTE. LTD., contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2001 and February 28, 2001 and the results of its operations for the six and three month periods ended August 31, 2001 and 2000, and its cash flows for the six month periods ended August 31, 2001 and 2000.

         See Note 2 regarding the sale of the net assets of the Company's majority-owned subsidiary, Nu Visions Manufacturing, Inc.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2001, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

         The results of operations for the six-month period ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       SALE OF SUBSIDIARY:

         On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc., ("Nu Visions"). The selling price of $31,563,000 was paid with $2,000,000 in subordinated debt (see Note 4) and $29,563,000 in cash.

         Following is summary financial information for the Company's discontinued contract-manufacturing subsidiary:

                                                             For the Six Months Ended              For the Three Months Ended
                                                        -----------------------------------    ----------------------------------
                                                        August 31, 2001     August 31, 2000    August 31, 2001    August 31, 2000
                                                        ---------------     ---------------    ---------------    ---------------
          Income from discontinued operations:
           Before income taxes                          $    1,365,839     $     1,378,614     $      439,130       $  1,154,019
           Income tax provision                                567,103             572,407            182,329            479,154
                                                        --------------     ---------------     --------------       ------------
         Net income from discontinued operations               798,736             806,207            256,801            674,865
                                                        --------------     ---------------     --------------       ------------
          Estimated gain on disposal:
           Before income taxes                               4,407,067                   -          4,407,067                  -
           Income tax provision                              1,829,835                   -          1,829,835                  -
                                                        --------------     ---------------     --------------       ------------
         Net estimated gain on disposal                      2,577,232                   -          2,577,232                  -
                                                        --------------     ---------------     --------------       ------------

         Net income and gain on disposal                $    3,375,968     $       806,207     $    2,834,033       $    674,865
                                                        ==============     ===============     ==============       ============

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                   (unaudited)



3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consists of the following:

                                                               August 31, 2001    February 28, 2001
                                                               ----------------   ------------------
         Furniture, fixtures and office equipment              $      7,623,433   $        7,410,574
         Computer equipment                                           5,032,468            4,712,094
         Leasehold improvements                                       1,254,364              906,742
                                                               ----------------   ------------------
                                                                     13,910,265           13,029,410

         Less:  accumulated depreciation and amortization             7,594,270            7,010,791
                                                               ----------------   ------------------
                                                               $      6,315,995   $        6,018,619
                                                               ================   ==================

4.       SUBORDINATED DEBT RECEIVABLE:

         Pursuant to the sale of its subsidiary (see Note 2), the Company received a $2,000,000 Junior Subordinated Note and dated August 23, 2001 issued by the buyer as a part of the purchase price. The note has a maturity date of May 14, 2007 and is subordinate in right of payment to all existing and future indebtedness of the issuer. The note bears interest from the issue date, on the principal amount, to and including the maturity date, at a rate per annum equal to 8%. Interest shall be payable on the maturity date and shall compound quarterly as of each anniversary of the issue date. Prepayment of the note and interest accrued is permitted if and when certain conditions in the subordination agreement have been met.

5.       BANK LINE OF CREDIT:

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

6.       NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, business combinations can no longer be reflected by using the pooling of interests method of accounting and goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter in the year beginning March 1, 2002 (fiscal 2003). Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $82,621 ($.005 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of March 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                  (unaudited)

7.       NET INCOME PER SHARE:

         Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share

                                                  For the Six Months Ended           For the Three Months Ended
                                             ---------------------------------   ---------------------------------
                                             August 31, 2001   August 31, 2000   August 31, 2001   August 31, 2000
                                             ---------------   ---------------   ---------------   ---------------
              NUMERATOR:
              ----------

              Net income from continuing
              operations                      $     878,757     $  16,655,275     $     436,641     $   9,361,810
              Net income from discontinued
                operations                        3,375,968           806,207         2,834,033           674,865
                                              -------------     -------------     -------------     -------------

              Net income                      $   4,254,725     $  17,461,482     $   3,270,674     $  10,036,675
                                              =============     =============     =============     =============

              Denominator for basic
                 earnings per common share
                 - weighted-average number
                 of common shares
                 outstanding                     16,554,857        16,279,734        16,562,583        15,924,308

              Effect of dilutive stock
                 options                            904,329         2,287,809           913,837         2,643,235
                                              -------------     -------------     -------------     -------------

              Denominator for diluted
                 earnings per common share
                 - adjusted weighted-average
                 number of common shares
                 outstanding                     17,459,186        18,567,543        17,476,420        18,567,543
                                              =============     =============     =============     =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS:
         --------------


         Introduction:
         -------------

         Nu Horizons Electronics Corp. (the "Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech Limited, and Titan Logistics Corp., and its majority owned subsidiaries NIC Components ASIA PTE LTD, NIC Eurotech Asia Limited and Nu Horizons Asia PTE LTD, are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

         Nu Visions Manufacturing, Inc. ("NUV") located in Springfield, Massachusetts, another majority-owned subsidiary of the Company, was a contract assembler of circuit boards and related electromechanical devices for various OEM's. The Company sold the assets of this subsidiary as of August 23, 2001.

         The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 2001 and February 28, 2001;
         (ii) Consolidated Condensed Statements of Income for the six and three month periods ended August 31, 2001 and 2000 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 2001 and 2000.


         Results of Continuing Operations:
         ---------------------------------

         Sales for the six-month period ended August 31, 2001 were $159,692,000 as compared to $311,103,000 for the comparable period of the prior year, a decrease of $151,411,000 or 48.7%. Sales for the three-month period ended August 31, 2001 were $69,947,000 as compared to $170,081,000 for the comparable period of the prior year, a decrease of approximately $100,134,000 or 58.9%. Management attributes these decreases to the core semiconductor and passive component distribution business. The Company and the industry as a whole are experiencing a significant decline in demand for electronic components which is responsible for the significant decline in sales volume. Management believes that the current slow down has stabilized but that it will probably continue through the first quarter of calendar 2002. As a result, management expects revenues to be flat to the second quarter for the balance of fiscal 2002.

         The gross profit margin for the six month periods ended August 31, 2001 and 2000 was approximately 22%. The gross profit margin for the quarter ended August 31, 2001 was 22.9% as compared to 21.7% for the quarter ended August 31, 2000. The Company believes that the quarter over quarter increase in gross margins can be attributed to a larger percentage of sales to smaller accounts (which command higher margins) net of a reduction of sales to larger end users.

         Operating expenses decreased from $37,483,000 for the six month period ended August 31, 2000 to $32,041,000 for the six months ended August 31, 2001, a decrease of $5,442,000 or 14.5%. Operating expenses decreased from $18,859,000 for the three month period ended August 31, 2000 to $14,798,000 for the three months ended August 31, 2001, a decrease of $4,061,000 or 21.5%. The dollar decrease in operating expenses was due to decreases in the following expense categories:
         Approximately $4,867,000 or 89% of the decrease for the six-month period and approximately $3,500,000 or 86% of the decrease for the three month period, were for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from the substantial reduction in sales volume for the periods. The remaining decreases were a result of decreases in various other general and administrative expenses. Operating expenses as a percentage of sales, however, increased to 21% for the quarter ended August 31, 2001 as compared to 11% for the quarter ended August 31, 2000. Operating expenses for the six month period also increased to 20% from 12% for the six month period last year. The sharp reduction in sales has resulted in this return to higher operating expenses as a percent of sales and a loss of the economies of scale the Company enjoyed in its last fiscal year. Management has decided to endure this higher rate of operating expenses in order to be prepared to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS:
         --------------

         Results of Continuing Operations (Continued):
         ---------------------------------------------

         Interest expense decreased from $1,573,000 for the six months ended August 31, 2000 to $1,146,000 for the six months ended August 31, 2001 and from $870,000 for the three month period ended August 31, 2000 to $191,000 for the three months ended August 31, 2001. These decreases were primarily due to decreasing interest rates and borrowing levels resulting from the continuing decrease in the Company's accounts receivable and inventory levels as a result of the substantially reduced sales activity during the 2001 periods.

         Net income from continuing operations for the six-month period ended August 31, 2001 was $879,000 or $.05 per share diluted as compared to $16,655,000 or $.90 per share diluted for the six-month period ended August 31, 2000. Net income for the three-month period ended August 31, 2001 was $437,000 or $.03 per share diluted as compared to $9,362,000 or $.50 per share diluted for the three-month period ended August 31, 2000. Management attributes the decrease in earnings for the 2001 periods to reduced sales volumes, resulting in a greater decrease in gross profit margin dollars than in operating expenses.

         Discontinued Operations:
         ------------------------

         On August 23, 2001, the Company completed the sale of the assets of its contract manufacturing subsidiary, Nu Visions Manufacturing, Inc. The selling price of $31,563,000 was paid for with $2,000,000 in subordinated debt and $29,563,000 of cash proceeds.

         Net income from discontinued operations for the six-month period ended August 31, 2001 was $798,000 or $.05 per share diluted as compared to $806,000 or $.04 per diluted share for the six-month period ended August 31, 2000. Net income for the three-month period ended August 31,2001 was $257,000 or $.01 per share diluted as compared to $675,000 or $.04 per share diluted for the three month period ended August 31, 2000. The net estimated gain on the sale of the subsidiary resulted in an additional after tax profit of $2,577,000 for both the three and six month periods ended August 31,2001. There were no equivalent items to report for these periods in the prior year.

         Liquidity and Capital Resources:
         --------------------------------

         At August 31, 2001, the Company's current ratio was 9.1:1 as compared to 6.4:1 at February 28, 2001. Working capital decreased from approximately $201,732,000 at February 28, 2001 to approximately $128,131,000 at August 31, 2001, while cash increased from February 28, 2001 to August 31, 2001 by approximately $18,620,000. The primary reasons for the decrease in working capital were decreases in inventories, accounts receivable and the net assets of the Company's discontinued operations. Cash increased primarily as a result of the aforementioned sale of the Company's Nu Visions subsidiary.

         On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or
         (ii) LIBOR plus 87.5 to 147.5 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004. Borrowings under this line of credit decreased from $85,000,000 at February 28, 2001 to $10,000,000 at August 31, 2001. The primary reason for the decrease was lower borrowings needed due to reductions in inventories and receivables as a result of the significant decline in sales and repayments from the proceeds of the Nu Visions sale. The Company anticipates that capital resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

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

                 None

ITEM 3. Defaults upon Senior Securities

                 None

ITEM 4. Submission of Matters to a Vote of Security Holders

                 (a) The Registrant held its Annual Meeting of Stockholders on September 26, 2001. The following proposals were adopted by the votes indicated.

                 (b)(c)(1)   Three directors were elected at the Annual
                             Meeting to serve until the Annual Meeting of Stockholders in 2004, in addition to the five other Directors, Arthur Nadata, Irving Lubman, Paul Durando, Herbert Gardner and David Siegel, whose term of office continued after the meeting. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                                               NAME                VOTES FOR         VOTES WITHHELD
                             -------------------------------  ------------------  --------------------
                             Harvey R. Blau                        15,257,523              138,220
                             Dominic Polimeni                      15,287,181              108,562
                             Richard S. Schuster                   14,857,636              538,107

ITEM 5. Other Information

                 None

ITEM 6. Exhibits and Reports:

                 (a) Exhibits:

                     None

                 (b) Reports on Form 8-K

                     Item 2 - August 23, 2001 - Sale of Subsidiary of the Registrant

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

                                           Nu Horizons Electronics Corp.
                                           -------------------------------------
                                           Registrant

Date:       October 12, 2001               /s/ Richard Schuster
                                           -------------------------------------
                                           Richard Schuster Vice President and
                                           Secretary

Date:       October 12, 2001               /s/ Paul Durando
                                           -------------------------------------
                                           Paul Durando, Vice President-Finance
                                           and Chief Financial Officer