Form 10-Q
period 2001-11-30
NU HORIZONS ELECTRONICS CORP
filed 2002-01-09
CIK 718074

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended                                Commission file number
    November 30, 2001                                       1-8798
-------------------------------------        -----------------------------------

                          Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      11-2621097
-------------------------------------        -----------------------------------
  (State of other jurisdiction of                     (I.R.S. Employer
   incorporation or organization                     Identification No.)

          70 Maxess Road, Melville, New York                11747
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

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common Stock - Par Value $.0066                        16,580,927
-----------------------------------------        -------------------------------
                  Class                                 Outstanding Shares

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                                      INDEX
                                      -----

Part I.         Financial Information                                                   Page(s)
     Item 1.    Financial Statements

                Consolidated Condensed Balance Sheets -
                November 30, 2001 (unaudited) and February 28, 2001                       3.

                Consolidated Condensed Statements of Income (unaudited) -
                Nine and Three Months Ended November, 2001 and 2000                       4.

                Consolidated Condensed Statements of Cash Flows (unaudited) -
                Nine Months Ended November 30, 2001 and 2000                              5.

                Notes to Interim Consolidated Condensed Financial
                Statements (unaudited)                                                   6.-8.

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                      9-11.

Part II.        Other Information                                                         12.

     SIGNATURES                                                                           13.

                          PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                                          November 30,         February 28,
                                                                                             2001                 2001
                                                                                       -----------------    -----------------
                                                                                          (unaudited)
                                   - ASSETS -

CURRENT ASSETS:

   Cash and cash equivalents                                                           $       4,653,763    $         395,288
   Accounts receivable - net of allowance for doubtful accounts of $5,233,032
     and $5,590,675 for November 30, 2001 and February 28, 2001, respectively                 33,872,505           87,250,544
   Inventories                                                                               115,947,782          119,005,965
   Prepaid expenses and other current assets                                                   4,140,560            7,717,332
   Net assets of discontinued subsidiary (Note 2)                                                      -           24,560,229
                                                                                       -----------------    -----------------
TOTAL CURRENT ASSETS                                                                         158,614,610          238,929,358

PROPERTY, PLANT AND EQUIPMENT - NET (Note 3)                                                   6,200,394            6,018,619

OTHER ASSETS:

   Cost in excess of net assets acquired - net of amortization (Note 6)                        1,163,867            1,281,560
   Other assets                                                                                1,648,288            1,601,462
   Subordinated Note receivable (Note 4)                                                       2,000,000                    -
                                                                                       -----------------    -----------------
                                                                                       $     169,627,159    $     247,830,999
                                                                                       =================    =================

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:

   Accounts payable                                                                    $       8,633,132    $      29,418,411
   Accrued expenses                                                                            4,081,390            7,778,210
                                                                                       -----------------    -----------------
TOTAL CURRENT LIABILITIES                                                                     12,714,522           37,196,621
                                                                                       -----------------    -----------------

LONG TERM LIABILITIES:

   Deferred income taxes                                                                         230,655              181,496
   Revolving credit line (Note 5)                                                             25,566,500           85,000,000
                                                                                       -----------------    -----------------
TOTAL LONG-TERM LIABILITIES                                                                   25,797,155           85,181,496
                                                                                       -----------------    -----------------

MINORITY INTEREST                                                                              1,280,493            1,091,671
                                                                                       -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or
     outstanding                                                                                       -                    -
   Common stock, $.0066 par value, 50,000,000 shares authorized; 16,580,927 and
     16,501,840 shares issued and outstanding for November 30, 2001 and February
     28, 2001, respectively                                                                      109,434              108,912
   Additional paid-in capital                                                                 42,157,136           41,798,615
   Retained earnings                                                                          86,269,530           81,790,721
   Other accumulated comprehensive income                                                      1,298,889              821,807
                                                                                       -----------------    -----------------
                                                                                             129,834,989          124,520,055
   Less: loan to ESOP                                                                                  -              158,844
                                                                                       -----------------    -----------------
                                                                                             129,834,989          124,361,211
                                                                                       -----------------    -----------------

                                                                                       $     169,627,159    $     247,830,999
                                                                                       =================    =================

       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (unaudited)

                                                     For the Nine Months Ended                For the Three Months Ended
                                                ------------------------------------    ------------------------------------
                                                November 30, 2001  November 30, 2000    November 30, 2001  November 30, 2000
                                                -----------------  -----------------    -----------------  -----------------
NET SALES                                          $ 217,909,566    $ 492,098,247          $  58,217,629    $ 180,994,992
                                                   -------------    -------------          -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                     170,554,738      384,888,556             46,007,268      141,657,347
   Operating expenses                                 46,329,327       56,444,246             14,288,424       18,960,869
   Interest expense                                    1,337,488        2,931,739                191,685        1,358,902
                                                   -------------    -------------          -------------    -------------
                                                     218,221,553      444,264,541             60,487,377      161,977,118
                                                   -------------    -------------          -------------    -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTERESTS                               (311,987)      47,833,706             (2,269,748)      19,017,874

   Provision (credit) for income taxes                  (165,566)      19,922,445               (963,793)       7,903,851
                                                   -------------    -------------          -------------    -------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                 (146,421)      27,911,261             (1,305,955)      11,114,023

   Minority interest in earnings of subsidiaries         357,012          530,964                 76,236          283,968
                                                   -------------    -------------          -------------    -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                (503,433)      27,380,297             (1,382,191)      10,830,055
                                                   -------------    -------------          -------------    -------------


DISCONTINUED OPERATIONS (Note 2):
   Income from operations of contract
     manufacturing subsidiary disposed of - net
     of income taxes                                     798,735        1,022,048                      -          215,844
   Gain on sale of contract manufacturing
     subsidiary  - net of income taxes                 4,183,507                -              1,606,275                -
                                                   -------------    -------------          -------------    -------------
                                                       4,982,242        1,022,048              1,606,275          215,844
                                                   -------------    -------------          -------------    -------------

NET INCOME                                         $   4,478,809    $  28,402,345          $     224,084    $  11,045,899
                                                   =============    =============          =============    =============

NET INCOME PER COMMON SHARE - BASIC:

   Continuing operations                           $        (.03)   $        1.66          $        (.08)   $         .66
   Discontinued operations                                   .30              .06                    .09              .01
                                                   -------------    -------------          -------------    -------------
                                                   $         .27    $        1.72          $         .01    $         .67
                                                   =============    =============          =============    =============
NET INCOME PER COMMON SHARE - DILUTED:

   Continuing operations                           $        (.03)   $        1.48          $        (.08)   $         .59
   Discontinued operations                                   .29              .06                    .09              .01
                                                   -------------    -------------          -------------    -------------
                                                   $         .26    $        1.54          $         .01    $         .60
                                                   =============    =============          =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   Basic                                              16,563,547       16,479,565             16,580,927       16,479,565
   Diluted                                            17,437,743       18,436,454             17,379,501       18,436,454


       See notes to interim consolidated condensed financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)

                                                                               For The Nine Months Ended
                                                                         -------------------------------------
                                                                         November 30, 2001   November 30, 2000
                                                                         -----------------   -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                             $ 300,642,266    $ 471,931,413
   Cash paid to suppliers and employees                                      (236,392,490)    (495,643,033)
   Interest paid                                                               (1,337,488)      (3,429,739)
   Income taxes paid                                                           (6,876,513)     (25,593,577)
                                                                            -------------    -------------
     Net cash provided by  (used in) operating activities                      56,035,775      (52,734,936)
                                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (1,081,985)      (3,098,599)
   Proceeds from sale of subsidiary                                            29,563,000                -
   Net assets of subsidiary sold                                              (18,217,706)               -
   Expenses related to sale of subsidiary                                      (3,606,122)               -
                                                                            -------------    -------------
     Net cash provided by (used in) investing activities                        6,657,187       (3,098,599)
                                                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit line                                      70,200,000      158,495,000
   Repayments under revolving credit line                                    (129,633,500)    (108,845,000)
   Proceeds from stock options                                                    359,043        7,231,084
                                                                            -------------    -------------
     Net cash (used in) provided by financing activities                      (59,074,457)      56,881,084
                                                                            -------------    -------------

   EFFECT OF EXCHANGE RATE CHANGE                                                 477,082                -
                                                                            -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       4,095,587        1,047,549

   Cash and cash equivalents, beginning of year                                   558,176        1,496,805
                                                                            -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   4,653,763    $   2,544,354
                                                                            =============    =============


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES:

NET INCOME                                                                  $   4,478,809    $  28,402,345
Adjustments:
   Gain on sale of subsidiary                                                  (4,183,507)               -
   Depreciation and amortization                                                1,010,887        1,353,219
   Contribution to ESOP                                                           158,844          255,356
   Bad debt provision                                                              86,982        2,179,295
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                  60,996,045      (45,245,346)
   Decrease (increase) in inventories                                          19,175,887      (56,201,555)
   Decrease in prepaid expenses and other current assets                        1,816,337          346,506
   (Increase) in other assets                                                     (32,258)        (149,427)
   (Decrease) increase in accounts payable and accrued expenses               (27,710,232)      16,624,446
   Increase (decrease) in income taxes                                             49,159         (830,739)
   Increase in minority interest                                                  188,822          530,964
                                                                            -------------    -------------

NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                        $  56,035,775    $ (52,734,936)
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


1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company"), its wholly owned subsidiaries NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited and Titan Logistics Corp. and its majority owned subsidiaries, NIC Components Asia PTE. LTD., NIC Eurotech Limited and Nu Horizons Asia PTE. LTD., contain all adjustments necessary to present fairly the Company's financial position as of November 30, 2001 and February 28, 2001 and the results of its operations for the nine and three month periods ended November 30, 2001 and 2000, and its cash flows for the nine month periods ended November 30, 2001 and 2000.

     See Note 2 regarding the sale of the net assets of the Company's majority-owned subsidiary, Nu Visions Manufacturing, Inc.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2001, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

     The results of operations for the nine-month period ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   SALE OF SUBSIDIARY:

     On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc., ("Nu Visions"). The selling price of $31,563,000 consisted of $2,000,000 in a Subordinated Note (see Note 4) and $29,563,000 in cash.

     Following is summary financial information for the Company's discontinued contract-manufacturing subsidiary:

                                                        For the Nine Months Ended   For the Three Months Ended
                                                               November 30,                 November 30,
                                                        -------------------------   --------------------------
                                                           2001           2000          2001          2000
                                                        -----------   -----------   ------------   -----------
     Income from discontinued operations:
       Before income taxes                               $1,365,838   $1,747,802    $          -   $  369,188
       Income tax provision                                 567,103      725,754               -      153,344
                                                         ----------   ----------    ------------   ----------
     Net income from discontinued operations                798,735    1,022,048               -      215,844
                                                         ----------   ----------    ------------   ----------
     Gain on disposal:
       Before income taxes                                7,153,797            -       2,746,730            -
       Income tax provision                               2,970,290            -       1,140,415            -
                                                         ----------   ----------    ------------   ----------
     Net gain on disposal                                 4,183,507            -       1,606,275            -
                                                         ----------   ----------    ------------   ----------

     Net income and gain on disposal                     $4,982,242   $1,022,048    $  1,606,275   $  215,844
                                                         ==========   ==========    ============   ==========

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                   (unaudited)


3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consists of the following:

                                                           November 30, 2001   February 28, 2001
                                                           -----------------   -----------------
         Furniture, fixtures and office equipment             $   7,930,597       $   7,410,574
         Computer equipment                                       5,178,815           4,712,094
         Leasehold improvements                                     991,639             906,742
                                                              -------------       -------------
                                                                 14,101,051          13,029,410

         Less: accumulated depreciation and amortization          7,900,657           7,010,791
                                                              -------------       -------------
                                                              $   6,200,394       $   6,018,619
                                                              =============       =============

4.       SUBORDINATED NOTE RECEIVABLE:

         Pursuant to the sale of its subsidiary (see Note 2), the Company received a $2,000,000 Junior Subordinated Note, dated August 23, 2001 and issued by the buyer as a part of the purchase price. The Note has a maturity date of May 14, 2007 and is subordinate in right of payment to all existing and future indebtedness of the issuer. The note bears interest from the issue date, on the principal amount, to and including the maturity date, at a rate per annum equal to 8%. Interest shall be payable on the maturity date and shall compound quarterly as of each anniversary of the issue date. Prepayment of the Note and interest accrued is permitted if and when certain conditions in the subordination agreement have been met.

5.       BANK LINE OF CREDIT:

         On October 18, 2000, the Company entered into a unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or
         (ii) LIBOR plus 87.5 to 147.5 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004.

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

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter in the year beginning March 1, 2002 (fiscal 2003). Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $82,621 ($.005 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of March 1, 2002. Consequently, the Company has not yet determined what the effect of these tests will be on its earnings and financial position.

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

                                             For the Nine Months Ended              For the Three Months Ended
                                      --------------------------------------  -------------------------------------
                                        November 30, 2001  November 30, 2000  November 30, 2001   November 30, 2000
                                      -------------------  -----------------  -----------------   -----------------
     NUMERATOR:
     ----------

     Net income from continuing
     operations                          $     (503,433)    $   27,380,297    $    (1,382,191)     $    10,830,055
     Net income from discontinued
       operations                             4,982,242          1,022,048          1,606,275              215,844
                                         --------------     --------------    ---------------      ---------------


     Net income                          $    4,478,809     $   28,402,345            224.084      $    11,045,899
                                         ==============     ==============    ===============      ===============

     Denominator for basic
        earnings per common share
        - weighted-average number
        of common shares
        outstanding                          16,563,547         16,479,565         16,580,927           16,479,565

     Effect of dilutive stock
        options                                 874,196          1,956,889            798,574            1,956,889
                                         --------------     --------------    ---------------      ---------------

     Denominator for diluted
        earnings per common share
        - adjusted
        weighted-average number
        of common shares
        outstanding                          17,437,743         18,436,454         17,379,501            18,436,454
                                         ==============     ==============    ===============      ================

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                             RESULTS OF OPERATIONS;
                             ----------------------

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

     As of August 23, 2001 the Company sold the assets of Nu Visions Manufacturing, Inc. located in Springfield, Massachusetts, another majority-owned subsidiary of the Company, which was a contract assembler of circuit boards and related electromechanical devices for various OEM's.

     The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of November 30, 2001 and February 28, 2001;
     (ii) Consolidated Condensed Statements of Income for the nine and three month periods ended November 30, 2001 and 2000 and (iii) Consolidated Condensed Statements of Cash Flows for the nine month periods ended November 30, 2001 and 2000.

     Results of Continuing Operations:
     ---------------------------------

     Sales for the nine-month period ended November 30, 2001 were $217,900,000 as compared to $492,100,000 for the comparable period of the prior year, a decrease of approximately $274,200,000 or 55.7%. Sales for the three-month period ended November 30, 2001 were $58,200,000 as compared to $181,000,000 for the comparable period of the prior year, a decrease of approximately $122,800,000 or 67.8%. Management attributes these decreases to the core semiconductor and passive component distribution business. The Company and the industry as a whole are experiencing a significant decline in demand for electronic components which is responsible for the significant decline in sales volume. Management believes that the current slow down has stabilized and the current level of revenues will in all likelihood continue through the second quarter of calendar 2002. As a result, management expects revenues to be flat through the second quarter of fiscal 2003.

     The gross profit margin for the nine month periods ended November 30, 2001 and 2000 was approximately 21.7%. The gross profit margin for the quarter ended November 30, 2001 was 21.0% as compared to 21.7% for prior year quarter. The Company believes that the quarter over quarter decrease in gross margins reflects pricing pressures resulting from the industry wide decline in demand coupled with an over-supply of product in the marketplace. As a result, management believes that there could be some continued margin pressure over the next several quarters.

     Operating expenses decreased from $56,444,000 for the nine month period ended November 30, 2000 to $46,329,000 for the nine months ended November 30, 2001, a decrease of $10,115,000 or 17.9%. Operating expenses decreased from $18,961,000 for the three month period ended November 30, 2000 to $14,288,000 for the three months ended November 30, 2001, a decrease of $4,673,000 or 24.6%. The dollar decrease in operating expenses was due to decreases in the following expense categories: approximately $7,186,000 or 71% of the decrease for the nine-month period and approximately $4,499,000 or 96% of the decrease for the three month period, were for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from the substantial reduction in sales volume for the periods. The remaining decreases were a result of decreases in various other general and administrative expenses. Operating expenses as a percentage of sales, however, increased to 24.5% for the quarter ended November 30, 2001 as compared to 10.5% for the quarter ended November 30, 2000. Operating expenses for the nine month period also increased to 21.3% of sales from 11.5% for the nine month period last year. The sharp reduction in sales has resulted in higher operating expenses as a higher percent of sales and a loss of the economies of scale the Company enjoyed in its last fiscal year. Management has decided to endure this higher rate of operating expenses in order to be prepared to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                             RESULTS OF OPERATIONS;
                             ----------------------

     Results of Continuing Operations (Continued):
     ---------------------------------------------

     Interest expense decreased from $2,932,000 for the nine months ended November 30, 2000 to $1,337,000 for the nine months ended November 30, 2001 and from $1,359,000 for the three month period ended November 30, 2000 to $192,000 for the three months ended November 30, 2001. These decreases were primarily due to decreasing interest rates and borrowing levels resulting from the continuing decrease in the Company's accounts receivable and inventory levels as a result of the substantially reduced sales activity during the 2001 periods.

     Net loss from continuing operations for the nine-month period ended November 30, 2001 was $503,000 or $.03 per share diluted as compared to net income of $27,400,000 or $1.48 per share diluted for the nine-month period ended November 30, 2000. Net loss for the three-month period ended November 30, 2001 was $1,382,000 or $.08 per share diluted as compared to $10,800,000 or $.59 per share diluted for the three-month period ended November 30, 2000. Management attributes the decrease in earnings for the 2001 periods to reduced sales volumes, resulting in a greater decrease in gross profit margin dollars than in operating expenses.

     Discontinued Operations:
     ------------------------

     On August 23, 2001, the Company completed the sale of the assets of its contract manufacturing subsidiary, Nu Visions Manufacturing, Inc. The selling price of $31,563,000 was paid with a $2,000,000 Subordinated Note and $29,563,000 in cash.

     Net income from discontinued operations for the nine-month period ended November 30, 2001 was $799,000 or $.05 per share diluted as compared to $1,022,000 or $.06 per diluted share for the nine-month period ended November 30, 2000. The net gain on the sale of the subsidiary resulted in an after tax profit of $4,184,000 for the nine months ended November 30, 2001.

     Liquidity and Capital Resources:
     --------------------------------

     At November 30, 2001, the Company's current ratio was 12.5:1 as compared to 6.4:1 at February 28, 2001. Working capital decreased from approximately $201,732,000 at February 28, 2001 to approximately $145,900,000 at November 30, 2001, while cash increased from February 28, 2001 to August 31, 2001 by approximately $4,258,000. The primary reasons for the decrease in working capital were decreases in inventories, accounts receivable and the net assets of the Company's discontinued operations.

     On October 18, 2000, the Company entered into an unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or (ii) LIBOR plus
     87.5 to 147.5 basis points, depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004. Borrowings under this line of credit decreased from $85,000,000 at February 28, 2001 to $25,000,000 at November 30, 2001. The primary reason for the decrease was lower borrowings needed due to reductions in inventories and receivables as a result of the significant decline in sales and repayment from the proceeds of the sale of NuVisions Manufacturing. The Company anticipates that capital resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

     Inflationary Impact:
     --------------------

     Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                             RESULTS OF OPERATIONS;
                             ----------------------
Other:
------

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

                                         Nu Horizons Electronics Corp.
                                         ---------------------------------------
                                         Registrant

Date:  January 9, 2002                   /s/ Richard Schuster
                                         ---------------------------------------
                                         Richard Schuster Vice President and
                                         Secretary

Date:  January 9, 2002                   /s/ Paul Durando
                                         ---------------------------------------
                                         Paul Durando, Vice President-Finance
                                         and Chief Financial Officer