Form 10-K
period 2002-02-28
NU HORIZONS ELECTRONICS CORP
filed 2002-05-24
CIK 718074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ANNUAL REPORT
                                  ON FORM 10-K

       Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended                   Commission file number
            February 28, 2002                              1-8798
-----------------------------------------   ------------------------------------

                          Nu Horizons Electronics Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 11-2621097
-----------------------------------------   ------------------------------------
    (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization                   Identification No.)

  70 Maxess Road, Melville, New York                        11747
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

                                                 Name of each exchange on
           Title of each class                       which registered

 Common Stock Par Value $.0066 Per Share       NASDAQ National Market System
-----------------------------------------   ------------------------------------

-----------------------------------------   ------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001.

     Common Stock - Par Value $.0066                    16,609,005
-----------------------------------------   ------------------------------------
                  Class                             Outstanding Shares

  Aggregate Market Value of Non-Affiliate Stock at May 1, 2002 - approximately
                                  $157,287,277
--------------------------------------------------------------------------------

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I:
          ITEM 1.  Business                                                             Pages  3 - 6

          ITEM 2.  Properties                                                           Pages  7

          ITEM 3.  Legal Proceedings                                                    Page   7

          ITEM 4.  Submission of Matters to a Vote of Security Holders                  Page   7

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

          ITEM 7A  Market and Other Business Risks                                      Page   14

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

PART III:

         ITEM 10.  Directors and Executive Officers of the Company                      Pages  15 - 16

         ITEM 11.  Executive Compensation                                               Pages  17 - 25

         ITEM 12.  Security Ownership of Certain Beneficial Owners and Management       Page   26

         ITEM 13.  Certain Relationships and Related Transactions                       Page   26

PART IV:

         ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     Pages  27 - 34

Signatures                                                                              Page   30

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

               Nu Horizons Electronics Corp. (the "Company") and its wholly owned subsidiaries, NIC Components Corp. ("NIC"), Titan Logistics Corp. ("Titan"), Nu Horizons Eurotech Ltd. ("NUE"), and its majority owned subsidiaries NIC Components Asia PTE. LTD. ("NIA"), NIC Eurotech Ltd. ("NIE") and Nu Horizons Asia PTE. LTD. ("NUA") are engaged in the distribution of high technology active and passive electronic components. Nu Horizons International Corp. ("International"), another wholly owned subsidiary, is an export distributor of electronic components.

               NUV Inc. ("NUV" or "Nu Visions"), is currently an inactive wholly owned subsidiary of the Company, and was a contract assembler of circuit boards and related electromechanical devices for various original equipment manufacturers, or OEMs, until the sale of its assets on August 23, 2001.

               All references herein to the Company shall, unless the context otherwise requires, be deemed to refer to the Company and its subsidiaries.

               Active components distributed by the Company, principally to OEMs in the United States, include mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

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

               Management's policy is to manage, maintain and control the bulk of its inventories from its principal headquarters and stocking facility in Melville, Long Island, New York and stocking facility in San Jose, California. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable in order to better serve the specific needs of local markets.

          Semiconductor Products (Active Components):

               The Company is a distributor of a broad range of semiconductor products to commercial and military OEM's, principally in the United States. The Company is a franchised distributor of active components for approximately thirty product lines. Significant franchised product lines include Allegro, Elantec, Exar, Hitachi Semiconductor, Integrated Circuit Systems, Intersil Corporation, Marvel, Pericom, ST Microelectronics, Sun Microsystems, TDK Semiconductor, Vitesse Semiconductor and Xilinx among others.

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

          Passive Components and Relationship with Nippon:

               NIC has been the exclusive outlet in North America for Nippon Industries Co. Ltd.'s (Japan) ("Nippon") brand of passive components with a license for the use of the Nippon brand. The Company has a License Agreement with Nippon dated as of September 1, 2000 under which the Company has been granted an exclusive license to use the Nippon brand in the United States, Mexico, Central and South America and the Caribbean. The License Agreement has an initial term of ten years and automatically renews for successive one year periods unless the Company or Nippon terminates the License Agreement 90 days prior to the end of the initial or any renewal term.

               Due to certain market situations, NIC, with Nippon's assent, has also established several manufacturing associations with U.S. and Taiwan based manufacturers to supply NIC with a portion of its product requirements under the NIC brand. NIC intends to continue to give Nippon priority, however, in acquiring Nippon's products whenever Nippon's technology and pricing are commensurate market requirements.

          Sales and Marketing:

               Management's strategy for long-term success has been to focus the Company's sales and marketing efforts towards the following industry segments, both domestically and abroad: industrial, telecom/datacom, medical instrumentation, microwave and RF, fiber-optic, consumer electronics, security and protection devices, office equipment, computers and computer peripherals, factory automation and robotics. In order to help achieve these goals, the Company may enter into new franchise agreements for a broad base of commodity semiconductor products including those used in the key niche industries referred to above.

               As of February 28, 2002, the Company had approximately 15,000 customers. All sales are made through customers' purchase orders. Semiconductors are sold primarily via telephone by the Company's in-house staff of approximately 80 salespersons, and by a field sales force of approximately 100 salespersons. The Company maintains branch sales facilities located as follows:

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
          Alabama - Huntsville
          Florida - Ft. Lauderdale, Orlando and Tampa

          MIDWEST                         WEST COAST
          -------                         ----------

          Arizona - Phoenix               California - Irvine, Los Angeles,
          Colorado - Denver                  Sacramento, San Diego and San Jose
          Illinois - Chicago              Oregon - Portland
          Minnesota - Minneapolis         Washington - Redmond
          Texas - Austin and Dallas

          CANADA                    ASIA                    EUROPE
          ------                    ----                    ------

          Montreal                  Singapore               Buckingham, England
          Ottowa
          Toronto

               NIC's passive components are marketed through the services of a national network of approximately 20 independent sales representative organizations, employing over 200 salespersons, as well as through NIC's in-house sales and engineering personnel. The independent representative organizations do not represent competing product lines but sell other related products. Commissions to such organizations generally range from 2 to 3% of all sales in a representative's exclusive territory.

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

               No single customer accounted for more than 3% of the Company's consolidated sales for the year ended February 28, 2002. The Company's sales practice is to require payment within thirty days of delivery.

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

               As of February 28, 2002, there were three manufacturers that represented more than 10% of the Company's inventory on a consolidated basis. Those suppliers accounted for approximately $45,577,000 of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced a shortage or surplus of certain electronic products.

               For the year ended February 28, 2002, the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $34,906,000 and $40,457,000 for the fiscal year.

          Competition and Regulation:

               The Company competes with many companies that distribute semiconductor and passive electronic components and, to a lesser extent, companies that manufacture such products and sell them directly to OEMs and other distributors. Many of these companies have substantially greater assets and possess greater financial and personnel resources than those of the Company. In addition, certain of these companies possess independent franchise agreements to carry semiconductor product lines which the Company does not carry, but which it may desire to have. Competition is based primarily upon inventory availability, quality of service, knowledge of product and price. The Company believes that the distribution of passive electronic components under its own label is a competitive advantage.

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

          Backlog:

               The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 2002, the Company's backlog was approximately $36,685,000 as compared to a backlog of approximately $46,973,000 at May 1, 2001.

          Employees:

               As of February 28, 2002, the Company employed approximately 471 persons: 12 in management, 327 in sales and sales support, 24 in product and purchasing, 26 in finance, accounting and human resources, 19 in MIS, 25 in operations and 38 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

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

               The Company also leases space for thirty-two (32) branch sales offices, which range in size from 1,000 square feet to 9,300 square feet, with lease terms that expire between July 2002 and June 2008. Annual base rentals range from $21,600 to $199,400 with aggregate base rentals approximating $1,530,000. The Company believes it can obtain extensions of the leases scheduled to expire in fiscal 2003 on substantially similar terms to those currently in effect.

ITEM 3.   LEGAL PROCEEDINGS:

               No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

               No matters were submitted during the fourth quarter of the fiscal year ended February 28, 2002 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

        a) The Company's common stock is traded on the NASDAQ National Market System under the symbol "NUHC". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as adjusted for a 3-for-2 stock split declared on September 11, 2000, as reported by the NASDAQ National Market System.

             FISCAL YEAR 2001:                             HIGH       LOW
                                                           ----       ---

                First Quarter                            $16.50    $ 9.25
                Second Quarter                            22.68     10.67
                Third Quarter                             21.25      7.88
                Fourth Quarter                            13.37      6.56

             FISCAL YEAR 2002:

                First Quarter                            $12.51    $ 8.98
                Second Quarter                            11.23      8.39
                Third Quarter                              9.22      7.75
                Fourth Quarter                            10.92      8.50

             FISCAL YEAR 2003:
                   First Quarter (Through May 1, 2002)   $10.00    $ 8.35

        b) As of May 1, 2002, the Company's common stock was owned by approximately 400 holders of record and 9,500 beneficial holders.

        c) The Company has never paid a cash dividend on its common stock. The Company's current revolving credit line agreement permits dividends of up to 25% of the Company's consolidated net income.

ITEM 6. SELECTED FINANCIAL DATA:

                       FOR THE            FOR THE            FOR THE            FOR THE           FOR THE
                      YEAR ENDED         YEAR ENDED        YEAR ENDED         YEAR ENDED         YEAR ENDED
                       FEBRUARY           FEBRUARY          FEBRUARY           FEBRUARY           FEBRUARY
                       28, 2002           28, 2001          29, 2000           28, 1999           28, 1998
                       --------           --------          --------           --------           --------

INCOME STATEMENT
  DATA:
Continuing
Operations
Net sales               $281,912,508      $634,009,953       $364,069,562      $243,514,672    $221,217,251
Gross profit on
  sales                   60,222,426       139,502,597         76,456,311        53,016,248      48,028,412
Gross profit
 percentage                 21.4%            22.0%               21.0%             21.8%           21.7%
Net income (loss)
  before provision
  for income taxes
  and minority
  interests               (2,797,157)       58,515,268         20,694,140         7,668,406       8,088,372
Net income (loss)         (2,762,566)       33,561,085         11,903,786         4,608,127       4,743,948

Net income (loss)
from discontinued
operations                 4,982,242         1,791,000           (205,000)          (63,296)        554,043

Total net income        $  2,219,676      $ 35,352,085       $ 11,698,786      $  4,544,831    $  5,297,991

Earnings per common
share:

Basic                   $   .13           $   2.18           $   .87           $   .35         $    .41

Diluted                 $   .13           $   1.99           $   .67           $   .29         $    .35

                         FEBRUARY         FEBRUARY           FEBRUARY           FEBRUARY         FEBRUARY
                         28, 2002         28, 2001           29, 2000           28, 1999         28, 1998
                         --------         --------           --------           --------         --------

BALANCE SHEET
  DATA:
Working capital         $120,790,159      $201,732,737       $106,903,383       $71,343,379    $ 77,046,418
Total assets             151,318,461       247,830,999        136,625,266        94,340,725      95,580,832
Long-term debt             2,731,598        85,181,496         38,307,319        22,377,852      32,790,395
Shareholders'
  equity                 126,473,177       124,361,211         75,461,183        56,337,068      51,542,045

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        Introduction:

        Nu Horizons Electronics Corp. and its wholly owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons Eurotech Limited ("NUE"), Titan Logistics Corp. ("TITAN") and Nu Horizons International Electronics Corp. ("International") and its majority owned subsidiaries NIC Components Asia PTE. LTD. ("NIA"), NIC Eurotech Limited ("NIE") and Nu Horizons Asia PTE. LTD. ("NUA") are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks.

        All references in this report to "the Company," "we," "our" and "us" are to Nu Horizons Electronics Corp. and its subsidiaries.

        As of August 23, 2001 the Company sold the assets of Nu Visions Manufacturing Inc. ("Nu Visions"), a wholly owned subsidiary of the Company, which was a contract assembler of circuit boards and related electromechanical devices for various OEM's.

        The financial information presented herein includes: (i) Balance sheets as of February 28, 2002, and February 28, 2001; (ii) Statements of income for the twelve month periods ended February 28, 2002, February 28, 2001 and February 29, 2000; (iii) Statements of cash flows for the twelve month periods ended February 28, 2002, February 28, 2001 and February 29, 2000; and (iv) Consolidated changes in shareholders' equity for the twelve month periods ended February 28, 2002, February 28, 2001 and February 29, 2000.

        Critical Accounting Policies and Estimates
        ------------------------------------------

        The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies and litigation, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

        - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

        - The Company maintains allowances for doubtful accounts for estimated bad debts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their inability to make payments, additional allowances might be required.

        - Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        well as assumptions about future demand and market conditions. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.

        Fiscal Year 2002 versus 2001
        ----------------------------

        Results of Continuing Operations:
        ---------------------------------

        Net sales for the year ended February 28, 2002 aggregated $281,913,000 as compared to $634,010,000 for the year ended February 28, 2001, a decrease of $352,097,000 or approximately 56%. Management attributes this decrease in sales for the period to the core semiconductor and passive component distribution business, which experienced substantially decreased demand. Toward the latter part of the fourth quarter of our prior fiscal year, we and the market place overall began to experience a significant decline in demand for electronic components. This reduced demand has continued throughout fiscal 2002. Management believes and expects that the current slowdown has stabilized but will extend at least through the first half of fiscal 2003. As a result, we expect revenues to continue to range from flat to a moderate upside potential through the first three quarters of fiscal 2003.

        Gross profit margin as a percentage of net sales was 21.4% for the year ended February 28, 2002 as compared to 22.0% for the year ended February 28, 2001. It should also be noted that the gross profit margin for the fourth quarter of the current year was 20.1%. This continuing decrease in gross margin reflects decreasing prices due to increased competitive pressures resulting from the industry wide decline in demand coupled with an oversupply of product in the marketplace. As a result management believes that there could be some continued margin pressure in the first half of fiscal 2003, with a return to relative margin stability in the second half of fiscal 2003, however, no assurances can be given in this regard.

        Operating expenses decreased by $15,747,000 to $60,378,000 for the year ended February 28, 2002 from $76,125,000 for the year ended February 28, 2001, a decrease of approximately 21%. The dollar decrease in operating expenses was due to decreases in the following expense categories: approximately $11,290,000 or approximately 72% of the decrease was for personnel related costs - commissions, salaries, travel and fringe benefits. The remaining decrease of approximately $4,457,000 or approximately 28% of the total is a result of decreases in various other general and administrative expenses. Operating expenses as a percentage of sales, however, increased to 21.4% of sales as compared to 12.0% for the prior year. The sharp reduction in sales has resulted in higher operating expenses as a percentage of sales and a loss of the economies of scale the Company enjoyed in its prior fiscal year. Management has decided to endure this higher rate of operating expenses in order to be prepared for what we believe will be an inevitable rebound for the industry, although no assurances can be given as to the timing or size of any rebound.

        Interest expense decreased by $3,345,000 from $4,862,000 for the year ended February 28, 2001 to $1,517,000 for the year ended February 28, 2002. This decrease was primarily due to the lower average levels of bank debt during the year resulting from the decrease in the Company's inventory and accounts receivable levels required to support reduced sales activity, repayment of indebtedness with the proceeds of the sale of the Nu Visions Manufacturing (NUV) subsidiary and substantially lower interest rates overall.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        Net loss from continuing operations for the year ended February 28, 2002 was $2,763,000 or $ .17 per basic and$.16 per diluted share, as compared to income of $33,561,000 or $2.07 per basic share and $1.89 per diluted share, for the year ended February 28, 2001. Management attributes $1,638,000 of the loss for fiscal 2002 to reduced sales volumes, resulting in a greater decrease in gross profit margin dollars than in operating expenses. The remaining loss of $1,125,000, is attributable to a one-time charge for the impairment of the value of goodwill, which had previously been amortized over a fifteen-year period.

        Discontinued Operations:
        ------------------------

        On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions. The selling price was paid with a $2,000,000 Subordinated Note and $29,563,000 in cash.

        Net income from the discontinued operation for the year ended February 28, 2002 was $799,000 or $.05 per basic and diluted share as compared to $1,791,000 or $.11 per basic share and $.10 per diluted share the year before. The net gain on the sale of the subsidiary resulted in an after tax profit of $4,184,000 or $.25 per basic share and $.24 per diluted share for the current year. This resulted in total net income from the discontinued operation for the year ended February 28, 2002 of $4,982,000 or $.30 per basic share and $.29 per diluted share as compared to $1,791,000 or $.11 per basic share and $.10 per diluted in the prior year.

        Combined Net Income:
        --------------------

        Net income from both continuing and discontinued operations combined for the year ended February 28, 2002 was $2,220,000 or $.13 per diluted share as compared to $35,352,000 or $1.99 per diluted share the year before.

        Fiscal Year 2001 versus 2000
        ----------------------------

        Results of Continuing Operations:
        ---------------------------------

        Net sales for the year ended February 28, 2001 aggregated $634,010,000 as compared to $364,070,000 for the year ended February 29, 2000, an increase of approximately 74%. Management attributes this increase in sales for the period to the core semiconductor and passive component distribution business, which experienced substantially increased demand. Management believes that the ability to generate greater market penetration to a larger account base coupled with an increased focus on fewer product lines, contributed to the substantial increase in sales performance. Toward the latter part of the fourth quarter of fiscal 2001 we and the market place overall began to experience a significant decline in demand for electronic components.

        Gross profit margin as a percentage of net sales was 22.0% for the year ended February 28, 2001 as compared to 21.0% for the year ended February 29, 2000. This increase in gross margin percentage compared to the prior period resulted from tightened inventory availability at the supplier level coupled with continued strong customer demand through the third quarter.

        Operating expenses increased by $22,497,000 to $76,125,000 for the year ended February 28, 2001 from $53,628,000 for the year ended February 29, 2000, an increase of approximately 42%. The dollar increase in operating expenses was due to increases in the following expense categories:
        Approximately $15,073,000 or approximately 67% of the increases were for personnel related costs - commissions, salaries, travel and fringe benefits. The remaining increase of approximately $7,424,000 or approximately 33% of the total increment is a result of increases in various other operating expenses including, but not limited to, freight out, rent, telephone, computer expenses and various general and administrative expenses. While operating expenses, expressed in dollars, for fiscal 2001 increased approximately 42% over fiscal 2000, those same expenses, as a percentage of sales dollars, decreased from 14.7% for the prior year to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

        12.0% for the fiscal 2001 year. Management was encouraged by the fact that sales volume increased at a greater rate than operating expenses, which it believed provided the economies of scale that were required to produce an enhanced bottom line performance.

        Interest expense increased by $2,727,000 from $2,135,000 for the year ended February 29, 2000 to $4,862,000 for the year ended February 28, 2001. This increase was primarily due to the higher average levels of bank debt during the year resulting from an increase in the Company's inventories and accounts receivable levels needed to support increased sales activity coupled with higher interest rates overall.

                                 INTEREST COSTS
                                 FOR THE FISCAL
                                   YEAR ENDED

                                                   February        February
                                                   28, 2001        29, 2000
                                                 ------------------------------

                        Revolving Bank Credit    $4,862,000       $1,575,000
                        Sub. Convert. Notes               0          560,000
                                                 ------------------------------
                        Total Interest Expense   $4,862,000       $2,135,000
                                                 =============================

        Discontinued Operations:
        -----------------------

        On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions. The selling price was paid with a $2,000,000 Subordinated Note and $29,563,000 in cash.

        Net income from discontinued operations was $1,791,000 or $.11 per diluted share, for the year ended February 28, 2001. For the year ended February 29, 2000, there was a net loss from discontinued operations of $205,000, or $.01 per basic and diluted share.

        Combined Net Income:
        --------------------

        Net income for the year ended February 28, 2001 (from both continuing and discontinued operations) was $35,352,000 or $1.99 per share diluted, as compared to $11,699,000 or $.67 per share diluted, for the year ended February 29, 2000. Management attributes the increase in earnings to increased sales volume net of higher operating expenses for the year ended in 2001 as compared to 2000.

        Liquidity and Capital Resources:
        --------------------------------

        Fiscal Year 2002 versus 2001
        ----------------------------

        The Company ended its 2002 fiscal year with working capital and cash aggregating approximately $120,790,000 and $2,690,000, respectively, as compared to approximately $201,732,000 and $558,000 respectively, at February 28, 2001. The Company's current ratio at February 28, 2002, was 6.8:1 as compared to 6.4:1 at February 28, 2001. The Company believes that its financial position at February 28, 2002, will enable it to take advantage of any new opportunities that may arise.

        On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or
        (ii) LIBOR plus 87.5 to 147.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004. Borrowings under this line of credit decreased from $85,000,000 at February 28, 2001 to $2,500,000 at February 28, 2002. The primary reason for the decrease was lower borrowings needed due to reductions in inventories and receivables as a result of the significant decline in sales and repayment of amounts outstanding under the line of credit from the proceeds of the sale of the Nu Visions Manufacturing subsidiary. The Company does not expect a fluctuation in interest rates to have a material effect on its financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

         The Company has contacted the lead bank under its loan agreement to discuss an amendment to the current loan agreement to address the Company's reduced need for credit and to amend certain of the financial covenants contained therein. The Company is currently in full compliance with all of the covenants contained in its loan agreement. However, the Company believes that there is a risk that, due to the overall decline in sales in the electronic components market, without an amendment to the loan agreement, commencing in August 2002, the Company may violate the covenant related to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The lead bank has advised the Company that all of the lenders under the Company's loan agreement are willing to enter into an amendment to the loan agreement that would enable the Company to remain in compliance with all covenants, as revised, for the foreseeable future. There can be no assurances that the Company and its lenders will actually enter into such an agreement.

         The Company anticipates that its resources provided by its cash flow from operations and its bank lines of credit, as amended, will be sufficient to meet its financing requirements for at least the next twelve-month period.

         Inflationary Impact:
         --------------------

         Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

         Forward Looking Statement Disclaimer:
         -------------------------------------

         Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amounts of sales of the Company's products, the competitive environment within the electronic industry, the ability of the Company to continue to expand its operations and the level of costs incurred in connection therewith, economic conditions in the semiconductor industry and the financial strength of the Company's customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A. MARKET AND OTHER BUSINESS RISKS:

         The Company's credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate. If market rates increase, the impact could have a material adverse effect on the Company's financial results.

         The Company has several foreign subsidiaries and acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company's financial results in future periods.

         The electronic component industry is cyclical which can cause significant fluctuations in sales, gross margins and profits, from year to year. For example, during calendar 2001, the industry experienced a severe decline in the demand for electronic components, which caused sales to decrease by 56%. The prior year reflected a 74% increase in net sales. It is difficult to predict the timing of the changing cycles in the electronic component industry.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

To The Board of Directors and Shareholders
Nu Horizons Electronics Corp.
Melville, New York

         We have audited the accompanying consolidated balance sheets of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2002 and February 28, 2001, and the consolidated statements of income, changes in shareholders' equity and cash flows for the three years in the period ended February 28, 2002. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements, referred to above, present fairly in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 28, 2002 and February 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------
                                                        LAZAR LEVINE & FELIX LLP



New York, New York
May 3, 2002

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                        -ASSETS-
                                         ------

                                                                            February        February
CURRENT ASSETS:                                                             28, 2002        28, 2001
                                                                          ----------------------------
    Cash                                                                  $  2,689,978    $    558,176
    Accounts receivable - net of allowance for doubtful accounts
      of $4,445,901 and $5,590,675 for 2002 and 2001, respectively          40,018,469      87,250,544
    Inventories                                                             95,076,198     119,005,965
    Prepaid expenses and other current assets                                3,726,568       7,717,332
    Net assets of discontinued subsidiary                                           --      24,397,341
                                                                          ----------------------------
TOTAL CURRENT ASSETS                                                       141,511,213     238,929,358

PROPERTY, PLANT AND EQUIPMENT - NET                                          6,145,476       6,018,619

OTHER ASSETS:
    Costs in excess of net assets acquired - net of amortization                    --       1,281,560
    Subordinated note receivable                                             2,000,000              --
    Other assets                                                             1,661,772       1,601,462
                                                                          ----------------------------

                                                                          $151,318,461    $247,830,999
                                                                          ============================

                        -LIABILITIES AND SHAREHOLDERS' EQUITY-
                         ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                      $ 13,637,730    $ 29,418,411
    Accrued expenses                                                         7,083,324       7,778,210
                                                                          ----------------------------
TOTAL CURRENT LIABILITIES                                                   20,721,054      37,196,621
                                                                          ----------------------------

LONG-TERM LIABILITIES:
    Deferred income taxes                                                      231,598         181,496
    Revolving credit line                                                    2,500,000      85,000,000
                                                                          ----------------------------
TOTAL LONG-TERM LIABILITIES                                                  2,731,598      85,181,496
                                                                          ----------------------------

MINORITY INTERESTS                                                           1,392,632       1,091,671
                                                                          ----------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 1,000,000 shares authorized; none
      issued or outstanding                                                         --              --
    Common stock, $.0066 par value, 20,000,000 shares authorized;
      16,609,005 and 16,501,840 shares issued and outstanding for 2002
      and 2001, respectively                                                   109,619         108,912
    Additional paid-in capital                                              42,600,827      41,798,615
    Retained earnings                                                       84,010,397      81,790,721
    Other accumulated comprehensive income (loss)                             (247,666)        821,807
                                                                          ----------------------------
                                                                           126,473,177     124,520,055
    Less: loan to ESOP                                                              --         158,844
                                                                          ----------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 126,473,177     124,361,211
                                                                          ----------------------------

                                                                          $151,318,461    $247,830,999
                                                                          ============================

                 See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                          FOR THE YEAR ENDED
                                                              --------------------------------------------
                                                                FEBRUARY        FEBRUARY        FEBRUARY
                                                                28, 2002        28, 2001        29, 2000
                                                              ------------    ------------    ------------
NET SALES                                                     $281,912,508    $634,009,953    $364,069,562
                                                              ------------    ------------    ------------

COSTS AND EXPENSES:
    Cost of sales                                              221,690,082     494,507,356     287,613,251
    Operating expenses                                          60,377,685      76,125,482      53,627,525
    Impairment of goodwill                                       1,124,636              --              --
    Interest expense                                             1,517,262       4,861,847       2,134,646
                                                              ------------    ------------    ------------
                                                               284,709,665     575,494,685     343,375,422
                                                              ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTERESTS                                     (2,797,157)     58,515,268      20,694,140

    Provision (credit) for income taxes                           (503,742)     24,110,598       8,647,909
                                                              ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                         (2,293,415)     34,404,670      12,046,231

    Minority interest in earnings of subsidiary                    469,151         843,585         142,445
                                                              ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        (2,762,566)     33,561,085      11,903,786
                                                              ------------    ------------    ------------

DISCONTINUED OPERATIONS:
   Income (loss) from operations of contract manufacturing
       subsidiary disposed of - net of income taxes                798,735       1,791,000        (205,000)
   Gain on sale of contract manufacturing subsidiary - net
       of income taxes                                           4,183,507              --              --
                                                              ------------    ------------    ------------
                                                                 4,982,242       1,791,000        (205,000)
                                                              ------------    ------------    ------------

NET INCOME                                                    $  2,219,676    $ 35,352,085    $ 11,698,786
                                                              ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
    Continuing operations                                     $       (.17)   $       2.07    $        .88
    Discontinued operations                                            .30             .11            (.01)
                                                              ------------    ------------    ------------
                                                              $        .13    $       2.18    $        .87
                                                              ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE-
DILUTED:
    Continuing operations                                     $       (.16)   $       1.89    $        .68
    Discontinued operations                                            .29             .10            (.01)
                                                              ------------    ------------    ------------
                                                              $        .13    $       1.99    $        .67
                                                              ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
    Basic                                                       16,574,911      16,213,084      13,511,545
    Diluted                                                     17,430,332      17,746,075      17,547,789

                 See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------

                                                                                      ACCUMULATED
                                                          ADDITIONAL                     OTHER                         TOTAL
                                                COMMON     PAID-IN       RETAINED    COMPREHENSIVE     LOAN TO      SHAREHOLDERS'
                                     SHARES     STOCK      CAPITAL       EARNINGS       INCOME           ESOP          EQUITY
                                   ----------  --------  ------------  ------------  -------------   ------------   -------------
Balance at February 28, 1999        8,753,076  $ 57,770  $ 19,042,230  $ 38,076,840  $           -   $   (839,772)  $  56,337,068

Stock dividend distributed            437,638     2,888     3,334,102    (3,336,990)             -              -               -
Exercise of stock options               4,388        29        25,844             -              -              -          25,873
Conversion of subordinated
  convertible notes                   823,550     5,435     7,053,565             -              -              -       7,059,000
Repayment from ESOP                         -         -             -             -              -        340,456         340,456
Net income                                  -         -             -    11,698,786              -              -      11,698,786
                                   ----------  --------  ------------  ------------  -------------   ------------   -------------
Balance at February 29, 2000       10,018,652    66,122    29,455,741    46,438,636              -       (499,316)     75,461,183

Three-for-two stock split           5,437,364    35,887       (35,887)            -              -              -               -
Exercise of stock options           1,045,824     6,903     7,310,016             -              -              -       7,316,919
Income tax benefit from stock
   options exercised                        -         -     5,068,745             -              -              -       5,068,745
Repayment from ESOP                         -         -             -             -              -        340,472         340,472
Foreign currency translation                -         -             -             -        821,807              -         821,807
Net income                                  -         -             -    35,352,085              -              -      35,352,085
                                   ----------  --------  ------------  ------------  -------------   ------------   -------------
Balance at February 28, 2001       16,501,840   108,912    41,798,615    81,790,721        821,807       (158,844)    124,361,211

Exercise of stock options             107,165       707       490,616             -              -              -         491,323
Income tax benefit from stock
    options exercised                       -         -       311,596             -              -              -         311,596
Repayment from ESOP                         -         -             -             -              -        158,844         158,844
Foreign currency translation                -         -             -             -     (1,069,473)             -      (1,069,473)
Net income                                  -         -             -     2,219,676              -              -       2,219,676
                                   ----------  --------  ------------  ------------  -------------   ------------   -------------

Balance at February 28, 2002       16,609,005  $109,619  $ 42,600,827  $ 84,010,397  $    (247,666)  $          -   $ 126,473,177
                                   ==========  ========  ============  ============  =============   ============   =============

                 See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                FOR THE YEAR ENDED
                                                             ---------------------------------------------------------
                                                                FEBRUARY             FEBRUARY             FEBRUARY
                                                                28, 2002             28, 2001             29, 2000
                                                             ---------------     -----------------     ---------------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS:

Cash flows from operating activities:
    Cash received from customers                             $  358,499,244         $ 637,588,990       $ 355,352,590
    Cash paid to suppliers and employees                       (275,441,710)         (659,196,422)       (368,622,165)
    Interest paid                                                (1,517,262)           (5,559,847)         (2,837,646)
    Income taxes paid                                            (2,987,904)          (29,847,868)         (4,134,402)
                                                             ---------------     -----------------     ---------------
Net cash provided (used) by operating activities                 78,552,368           (57,015,147)        (20,241,623)
                                                             ---------------     -----------------     ---------------

Cash flows from investing activities:
    Capital expenditures                                         (1,393,184)           (4,330,953)         (1,691,765)
    Proceeds from sale of subsidiary                             29,563,000                     -                   -
    Net assets of subsidiary sold                               (18,217,706)                    -                   -
    Expenses related to sale of subsidiary                       (3,606,122)                    -                   -
                                                             ---------------     -----------------     ---------------
Net cash provided (used) by investing activities                  6,345,988            (4,330,953)         (1,691,765)
                                                             ---------------     -----------------     ---------------

Cash flows from financing activities:
    Borrowings under revolving credit line                       81,300,000           210,775,000          95,785,000
    Repayments under revolving credit line                     (163,800,000)         (163,575,000)        (72,885,000)
    Proceeds from exercise of stock options                         802,919            12,385,664              25,873
                                                             ---------------     -----------------     ---------------
Net cash provided (used) by financing activities                (81,697,081)           59,585,664          22,925,873
                                                             ---------------     -----------------     ---------------

Effect of exchange rate changes                                  (1,069,473)              821,807                   -
                                                             ---------------     -----------------     ---------------

Net increase (decrease) in cash and cash equivalents              2,131,802              (938,629)            992,485

Cash and cash equivalents, beginning of year                        558,176             1,496,805             504,320
                                                             ---------------     -----------------     ---------------

Cash and cash equivalents, end of year                       $    2,689,978         $     558,176       $   1,496,805
                                                             ===============     =================     ===============

                 See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------

                                                                           FOR THE YEAR ENDED
                                                         --------------------------------------------------------
                                                           FEBRUARY            FEBRUARY             FEBRUARY
                                                           28, 2002            28, 2001             29, 2000
                                                         --------------     ----------------     ----------------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES

NET INCOME                                                 $  2,219,676        $  35,352,085       $   11,698,786

Adjustments:
         Gain on sale of subsidiary                          (4,183,507)                   -                    -
         Depreciation and amortization                        1,416,235            2,007,864            1,660,345
         Impairment of goodwill                               1,124,636                    -                    -
         Contribution to ESOP (compensation)                    158,844              340,472              340,456
         Bad debt provision                                      86,982            2,793,468            1,097,338
Changes in assets and liabilities:
         Decrease (increase) in accounts receivable          54,850,081          (33,039,963)         (23,885,972)
         Decrease (increase) in inventories                  40,047,471          (65,579,273)         (24,430,502)
         Decrease (increase) in prepaid expenses
          and other current assets                            4,230,329           (5,907,296)             537,537
         (Increase) in other assets                          (2,045,742)            (404,463)             (72,746)
         (Decrease) increase in accounts payable
          and accrued expenses                              (19,703,700)          10,528,757            8,852,022
         Increase (decrease) in income taxes                     50,102           (3,949,071)           3,711,715
         Increase in minority interest                          300,961              842,273              249,398
                                                         --------------     ----------------     ----------------

Net cash provided (used) by operating activities           $ 78,552,368        $ (57,015,147)      $  (20,241,623)
                                                         ==============     ================     ================

                 See notes to consolidated financial statements

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

1.        ORGANIZATION:

          Nu Horizons Electronics Corp. and its subsidiaries, (both wholly and majority owned) are wholesale and export distributors of semiconductor and passive electronic components throughout the United States, Asia and Europe.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a.  Principles of Consolidation:

          The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. (the "Company"), and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), Nu Horizons Eurotech ("NUE"), and Titan Logistics Corp. ("Titan") and its majority owned subsidiaries, NIC Eurotech Limited ("NIE"), Nu Horizons Asia PTE. LTD. ("NUA") and NIC Components Asia PTE. LTD ("NIA"). All material intercompany balances and transactions have been eliminated. See also Note 3.

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

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

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

      g.  Goodwill:

          Costs in excess of net assets acquired are amortized on a straight-line basis over fifteen years. As of the end of fiscal 2002 and 2001, accumulated amortization of goodwill aggregated $1,229,238 and $1,072,314, respectively.

          The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." As a result of this review, the Company identified certain conditions as indicators of asset impairment and accordingly, recognized full impairment of the remaining goodwill, recording a one-time charge of $1,124,636, as of February 28, 2002.

      h.  Income Taxes:

          The Company has elected to file a consolidated federal income tax return with its domestic subsidiaries. The Company utilizes SFAS 109 "Accounting for Income Taxes", which requires use of the asset and liability approach of providing for income taxes. Deferred income taxes are provided for on the timing differences for certain items which are treated differently for tax and financial reporting purposes. These items include depreciation of fixed assets, inventory capitalization valuations and the recognition of bad debt expense.

          International has elected under Section 995 of the Internal Revenue Code to be taxed as an "Interest Charge Disc". Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International's untaxed income at February 28, 2002 approximates $2,500,000.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      i.  Revenue Recognition/Shipping and Handling Costs:

          Revenue is recognized when products are shipped to customers in accordance with SEC Staff Accounting Bulletin No. 101, ("Revenue Recognition in Financial Statements"). Amounts related to shipping and handling that are billed to customers as part of sales transactions are reflected as a reduction of operating expenses and aggregated $130,328, $279,181 and $203,819 for the fiscal years ended 2002, 2001 and 2000, respectively. Shipping and handling costs incurred by the Company, are included in costs of sales and aggregated $1,042,052, $2,454,242, and $1,313,014 for the fiscal years ended 2002, 2001 and
          2000, respectively.

      j.  Advertising and Promotion Costs:

          Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the fiscal years ended 2002, 2001 and 2000, such costs aggregated $424,490, $1,295,465 and $662,646 respectively.

      k.  Earnings Per Common Share:

          Basic and diluted earnings per share have been computed in accordance SFAS No. 128. The number of average shares for each period has been adjusted to reflect the 3-for-2 stock split in October, 2000.

       l. Stock-Based Compensation:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123 "Accounting for Stock Based Compensation", whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.

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

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      m.  Foreign Currency Translation/Other Comprehensive Income:

          Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders' equity in accordance with SFAS No. 130. "Reporting Comprehensive Income".

      n.  Reclassifications:

          Certain prior years information has been reclassified to conform to the current year's reporting presentation.

      o.  New Accounting Pronouncements:

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", effective for fiscal years beginning after December 15, 2001. Under SFAS 141, the pooling of interests method of accounting is no longer allowed for business combinations. The Company does not believe that the effect of the adoption of this statement will have a material impact on its financial statements.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." On March 1, 2002, the company adopted this statement, which among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. The company had previously written off all of its remaining goodwill and as such, the adoption of this statement will not have an impact on its financial statements. Management of the Company has determined that prior year pro forma information regarding amortization of goodwill is not material to these financial statements.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized. The Company is required to adopt this statement in the first quarter of fiscal 2003 and has not yet completed its evaluation of the effect, if any, on its consolidated financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including business segments accounted for as discontinued operations. The Company is required to adopt this statement in the first quarter of fiscal 2003 and has not yet completed its analysis to determine the effect, if any, on its consolidated financial position and results of operations.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

3.       SALE OF SUBSIDIARY:

         On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc. ("Nu Visions"). The selling price of $31,563,000 consisted of $2,000,000 in a subordinated note (see below) and $29,563,000 in cash.

         Operating results of Nu Visions were as follows:

                                                          2002                 2001                2000
                                                    ------------------    ---------------     ----------------
         Net sales                                        $21,736,655        $36,620,000          $15,169,000
         Income (loss) before income taxes                  1,331,226          3,036,000             (325,000)
         Income tax provision (benefit)                       798,735          1,791,000             (205,000)

         Pursuant to the sale of this subsidiary, the Company received a $2,000,000 Junior Subordinated Note, dated August 23, 2001 and issued by the buyer as part of the purchase price. The note has a maturity date of May 14, 2007 and is subordinate in right of payment to all existing and future indebtedness of the issuer. The note bears interest from the issue date, on the principal amount, to, and including the maturity date, at a rate of 8% per annum. Interest shall be payable on the maturity date and shall compound quarterly as of each anniversary of the issue date. Prepayment of the note and interest accrued is permitted if and when certain conditions in the subordination agreement have been met.

4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment which is reflected at cost, consists of the following:

                                                                      2002                 2001
                                                                  ------------         ------------
             Furniture, fixtures and equipment                     $ 7,755,003          $ 7,200,192
             Computer equipment                                      5,405,976            4,709,830
             Leasehold improvements                                  1,254,364            1,126,667
                                                                  ------------         ------------
                                                                    14,415,343           13,036,689
             Less: accumulated depreciation and amortization         8,269,867            7,018,070
                                                                  ------------         ------------
                                                                   $ 6,145,476          $ 6,018,619
                                                                  ============         ============

         Depreciation expense for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 aggregated $1,259,248, $1,131,169,and
         $1,050,635 respectively.

5.       OTHER ASSETS:

         Other assets consists of the following:

                                                                      2002                 2001
                                                                  ------------         ------------
             Net cash surrender value - life insurance              $1,218,691           $1,155,155
             Other                                                     443,081              446,307
                                                                  ------------         ------------
                                                                    $1,661,772           $1,601,462
                                                                  ============         ============

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

6.       REVOLVING CREDIT LINE:

         On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank's prime rate or
         (ii) LIBOR plus 87.5 to 147.5 basis points depending on the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company, through October 18, 2004. Direct borrowings under the line of credit were $2,500,000 and $85,000,000 at February 28, 2002 and 2001, respectively. As of the end of the fiscal years, the Company had met all of the required covenants.

7.       CAPITAL STOCK AND STOCK OPTIONS:

         On September 13, 2000, the Company's Board of Directors declared a three-for -two stock split of the Company's common stock, to be distributed on October 23, 2000, to all holders of record at the close of business on October 2, 2000. As a result of the stock split, 5,437,364 shares were distributed. All shares and per share data for all periods presented have been restated to reflect this stock split.

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

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

7.       CAPITAL STOCK AND STOCK OPTIONS (Continued):

         A summary of options granted and related information for the three years ended February 28, 2002 is as follows:

     -----------------------------------------------------------------------------------------------------
                                                                                         Weighted Average
                                                                        Options          Exercise Price
                                                                        -------          --------------
     Outstanding, February 28, 1999                                        1,734,450     $ 8.20
              Stock dividend (5%)                                             98,698          -
              Granted                                                        833,950       6.27
              Exercised                                                       (4,388)      5.90
              Cancelled                                                     (595,500)      7.69
                                                                        ------------
     Outstanding, February 29, 2000                                        2,067,210       3.02

     Weighted average fair value of options granted during the year                      $ 3.20
                                                                                         ======

              Stock split (3-for-2)                                          762,063     $    -
              Granted                                                        479,750      14.62
              Exercised                                                   (1,045,824)      7.00
              Cancelled                                                      (14,420)      4.70
                                                                        ------------
     Outstanding February 28, 2001                                         2,248,779       5.88

     Weighted average fair value of options granted during the year                      $ 8.15
                                                                                         ======

              Granted                                                         99,000     $10.00
              Exercised                                                     (103,304)      4.77
              Cancelled                                                      (43,763)      8.46
                                                                        ------------
     Outstanding February 28, 2002                                         2,200,712       6.07
                                                                        ============

     Weighted average fair value of options granted during the year                      $ 9.99
                                                                                         ======

     Options exercisable at the end of each fiscal year:
              February 29, 2000                                            1,328,770     $ 5.07
              February 28, 2001                                              996,890       4.35
              February 28, 2002                                            1,818,621       5.04

         Exercise prices for options outstanding as of February 28, 2002 ranged from $2.93 to $18.33. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at February 28, 2002 are held by approximately 70 individuals.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

7.       CAPITAL STOCK AND  STOCK OPTIONS (Continued):

         The Company applies APB 25 and related Interpretations in accounting for the Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined using the fair value based method, as defined in SFAS 123, the Company's net earnings and earnings per share, would have been adjusted to the pro forma amounts indicated below:

                                                  2002                   2001                   2000
                                           -------------------    -------------------    -------------------
         Net earnings:
                  As reported                     $2,219,676            $35,352,085            $11,698,786
                  Pro forma                        1,230,375             34,344,329             11,004,402
         Basic earnings per share:
                  As reported                     $      .13            $      2.18            $      0.87
                  Pro forma                       $      .07            $      2.12            $      0.81
         Diluted earnings per share:
                  As reported                     $      .13            $      1.99            $      0.67
                  Pro forma                       $      .07            $      1.94            $      0.63

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended 2002, 2001 and 2000, respectively: expected volatility of 38.9%, 49.8%, and 51.7%, respectively; risk free interest rate of 4.9%, 5.5%, and 5.9%, respectively; and expected lives of 1 to 10 years.

         The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts, as they are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

8.       MINORITY INTERESTS IN SUBSIDIARY:

         Minority interests represents the liability related to the 30% minority interest in NIC Components Asia PTE. LTD., the 20% minority interest in NIC Eurotech Limited and the 10% minority interest in Nu Horizons Asia PTE. LTD.

9.       INCOME TAXES:

         The provision for income taxes from continuing operations is comprised of the following:

                                                    2002                   2001                  2000
                                              ----------------       -----------------     -----------------
         Current:
                  Federal                            $(256,833)            $17,127,570            $6,733,018
                  State and local                      (60,907)              4,194,653             1,826,424
                  Foreign                              267,956               1,022,644                     -
         Deferred:
                  Federal                             (341,362)              1,390,836                69,889
                  State                               (112,596)                374,895                18,578
                                              ----------------       -----------------     -----------------
                                                     $(503,742)            $24,110,598            $8,647,909
                                              ================       =================     =================

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

9.       INCOME TAXES (Continued):

         The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options reduced taxes currently payable as shown above by $311,596 for 2002 and $5,068,745 for 2001. Such benefits are credited to additional paid-in capital.

         The components of the net deferred income tax liability, pursuant to SFAS 109, are as follows:

                                                                      2002                   2001
                                                                 ---------------       ----------------
         Deferred tax assets:
                  Accounts receivable                               $  1,552,706           $  2,139,409
                  Inventory                                               94,482                289,416
                  Goodwill                                               139,812                      -
                                                                 ---------------       ----------------
                  Total deferred tax assets                            1,787,000              2,428,825
                                                                 ---------------       ----------------

         Deferred tax liabilities:
                  Fixed assets                                        (1,248,636)            (1,680,000)
                  Income of Interest Charge DISC                        (769,962)              (930,321)
                                                                 ---------------       ----------------
                  Total deferred tax liabilities                      (2,018,598)            (2,610,321)
                                                                 ---------------       ----------------

         Net deferred tax liabilities                               $   (231,598)          $   (181,496)
                                                                 ===============       ================

         The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                  2002                   2001                   2000
                                           -------------------    -------------------    -------------------
         Statutory rate                         (34.0)%                34.0%                  34.0%
         State and local taxes                   (7.8)                  8.6                    8.9
         Foreign and other                       23.8                  (1.4)                  (1.1)
                                                -----                  ----                   ----

         Effective tax rate                     (18.0)%                41.2%                  41.8%
                                                =====                  ====                   ====

10.      EMPLOYEE BENEFIT PLANS:

         On January 13, 1987, the Company's Board of Directors approved the adoption of an employee stock ownership plan (ESOP). The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company's common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 28, 2002 aggregated $158,844 for 2002, $340,472 for 2001 and $340,456 for 2000.
         At February 28, 2002 the ESOP owned 550,789 shares of the Company's common stock at an average price of approximately $1.71 per share.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

10.      EMPLOYEE BENEFIT PLANS (Continued):

         On October 28, 1999, the Company, on behalf of the ESOP, entered into an additional credit agreement with a bank, which provides for a $3,000,000 revolving line of credit at the bank's prime rate until October 28, 2003. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 2002 there were no direct borrowings outstanding under the ESOP line of credit.

         In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company's contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 2002 were $145,947, $117,968 and $115,401, respectively.

11.      COMMITMENTS AND CONTINGENCIES:

         Leases:

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

                          Fiscal 2003                $3,145,665
                          Fiscal 2004                 2,863,775
                          Fiscal 2005                 2,633,861
                          Fiscal 2006                 2,173,577
                          Fiscal 2007                 1,179,215
                          Thereafter                  1,914,015

         Rent expense was $2,956,569, $2,464,878, and $2,175,834 for each of the three years in the period ending February 28, 2002.

         Litigation:

         At times the company is involved in various lawsuits incidental to its business. At February 28, 2002, management does not believe that any matter is material to its financial statements.

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

12.      MAJOR SUPPLIERS:

         For the year ended February 28, 2002, the Company purchased inventory from two suppliers that was in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $34,906,000 and $40,457,000 for the fiscal year.

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

13.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

         Since the sale of the Company's contract manufacturing subsidiary, management believes that the Company is once again operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAF No. 131 ("Disclosure About Segments of an Enterprise and Related Information").

         Inasmuch as the Company's business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in different geographic areas.

         Revenues, by geographic area, for the fiscal years are as follows:

                                                  2002                   2001                   2000
                                           -------------------    -------------------    -------------------
         Americas                                $248,668,150           $584,751,399           $345,831,844
         Europe                                    16,640,422             31,227,496             14,655,234
         Asia/Pacific                              16,603,936             18,031,058              3,582,484
                                           -------------------    -------------------    -------------------
                                                 $281,912,508           $634,009,953           $364,069,562
                                           -------------------    -------------------    -------------------

         Total assets, by geographic area, at the end of the fiscal years are as follows:

                                                  2002                   2001                   2000
                                           -------------------    -------------------    -------------------
         Americas                                $132,283,894           $223,830,846           $121,409,125
         Europe                                     9,897,388             13,909,529             10,887,524
         Asia/Pacific                               9,137,179             10,090,624              4,328,617
                                           -------------------    -------------------    -------------------
                                                 $151,318,461           $247,830,999           $136,625,266
                                           -------------------    -------------------    -------------------

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED FEBRUARY 28, 2002
                       -----------------------------------

14.      SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

                                                      THREE MONTH PERIOD ENDED
                                    -----------------------------------------------------------

                                      FEBRUARY        NOVEMBER         AUGUST          MAY
                                      28, 2002        30, 2001        31, 2001       31, 2001
                                    ------------    ------------    ------------   ------------
Continuing Operations
Net sales                           $ 64,002,942    $ 58,217,629    $ 69,947,370   $ 89,744,567
                                    ------------    ------------    ------------   ------------
Cost of sales                         51,135,344      46,007,268      53,895,457     70,652,013
Operating expenses                    14,048,358      14,288,424      14,798,207     17,242,696
Impairment of goodwill                 1,124,636              --              --             --
Interest expense                         179,773         191,685         190,980        954,824
                                    ------------    ------------    ------------   ------------
Net income (loss) - continuing
operations                            (2,259,132)     (1,382,191)        436,641        442,116

Discontinued Operations
Net income                                    --              --         256,800        541,935
Gain on sale                                  --       1,606,275       2,577,232             --
                                    ------------    ------------    ------------   ------------

Net income (loss)                   $ (2,259,132)   $    224,084    $  3,270,673   $    984,051
                                    ============    ============    ============   ============
Basic (Loss) Earnings per Share     $       (.13)   $        .01    $        .20   $        .06
                                    ============    ============    ============   ============
Weighted average number of common
and common equivalent shares
outstanding                           16,609,005      16,580,927      16,562,583     16,547,130
                                    ============    ============    ============   ============

                                                      THREE MONTH PERIOD ENDED
                                    -----------------------------------------------------------

                                      FEBRUARY        NOVEMBER         AUGUST           MAY
                                      28, 2001        30, 2000        31, 2000       31, 2000
                                    ------------    ------------    ------------   ------------
Continuing Operations
Net sales                           $141,911,707    $180,994,992    $170,080,695   $141,022,559
                                    ------------    ------------    ------------   ------------
Cost of sales                        109,618,800     141,657,347     133,234,715    109,996,494
Operating expenses                    19,681,234      18,960,869      18,858,865     18,624,514
Interest expense                       1,930,108       1,358,902         870,409        702,428
                                    ------------    ------------    ------------   ------------
Net income - continuing
operations                             6,075,755      10,830,055       9,361,810      7,293,465

Discontinued Operations
Net income                               768,949         215,844         674,865        131,342
                                    ------------    ------------    ------------   ------------

Net income                          $  6,844,704    $ 11,045,899    $ 10,036,675   $  7,424,807
                                    ============    ============    ============   ============
Basic Earnings per Share            $        .41    $        .67    $        .63   $        .48
                                    ============    ============    ============   ============
Weighted average number of common
and common equivalent shares
outstanding                           16,501,860      16,479,565      15,924,308     15,568,881
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

BY:  /s/ PAUL DURANDO                    BY:  /s/ ARTHUR NADATA
    ---------------------------              -----------------------
            Paul Durando                          Arthur Nadata
    Vice President, Finance and                   President and
             Treasurer                       Chief Executive Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

         The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three-year period ending February 28, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

                  NAME                  AGE     POSITION
                  ----                  ---     --------
               Irving Lubman             63      Chief Operating Officer and Chairman of the Board

               Arthur Nadata             56      President, Chief Executive Officer and Director

               Richard S. Schuster       53      Vice-President, Secretary and Director

               Paul Durando              58      Vice President - Finance, Treasurer and Director

               Harvey R. Blau            66      Director

               Herbert M. Gardner        67      Director

               Dominic A. Polimeni       55      Director

               David Siegel              76      Director

                  The Company's Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.


                      Class I                   Class II                   Class III
                (To Serve Until the        (To Serve Until the        (To Serve Until the
                 Annual Meeting of          Annual Meeting of          Annual Meeting of
               Stockholders in 2003)      Stockholders in 2004)      Stockholders in 2002)
               ---------------------      ---------------------      ---------------------
                    Paul Durando               Harvey Blau               Irving Lubman
               Herbert Gardner (1)(2)   Dominic A. Polimeni (1)(2)       Arthur Nadata
                 David Siegel(1)(2)        Richard S. Schuster

         (1)   Member of Compensation Committee
         (2)   Member of Audit Committee

               All officers serve at the discretion of the Board. There are no family relationships among the directors and officers.

               Irving Lubman has been our Chairman of the Board since October 1982 and Chief Operating Officer since September 1996. Mr. Lubman was our Chief Executive Officer from October 1982 to September 1996. Mr. Lubman has been actively involved in electronic components' distribution since 1957, when he joined Milgray Electronics Corp., holding the position of sales manager until 1968. From 1968 through October 1982, when he joined the Company, Mr. Lubman was corporate vice president of Diplomat Electronics Corp., also a distributor of electronic components.

               Arthur Nadata has been our President and a Director since October 1982 and Chief Executive Officer since September 1996. Mr. Nadata was also the Treasurer of the Company from October 1982 to September 1996. Prior to joining the Company in October 1982, Mr. Nadata worked for eighteen years for Diplomat Electronics Corp. in various operational and sales positions of increasing responsibility, eventually becoming corporate vice president of sales and marketing.

               Richard S. Schuster has been our Vice President, Secretary and a Director since October 1982. For the seven years prior to joining the Company in November 1982, Mr. Schuster served as manager of Capar Components Corp., an importer and distributor of passive components, and a wholly owned subsidiary of Diplomat Electronics Corp. For the six years prior to 1975, Mr. Schuster was employed by International Components Corp., responsible for production, engineering and sales of imported semiconductor and passive components.

               Paul Durando has been our Vice President, Finance since joining the Company in March 1991, Treasurer since September 1996 and has been a Director since September 1994. Prior to joining the Company in March 1991, Mr. Durando served for six years as Executive Vice President of Sigma Quality Foods, Inc. From 1977 to 1984, he was Vice President, Operations of the Wechsler Coffee Corp. Mr. Durando was also associated with Deloitte Haskins & Sells for seven years.

               Harvey R. Blau has been a Director of the Company since May 1984. Mr. Blau has been a practicing attorney in the State of New York since 1961, and is a member of the law firm of Blau, Kramer, Wactlar & Lieberman, P.C., Jericho, New York, counsel to the Company for more than five years. For more than the past five years, Mr. Blau has been Chairman of the Board of Griffon Corporation, a diversified industrial company that produces garage doors, specialty plastic films and electronic information and communications systems, and Aeroflex Incorporated, a company that designs, develops and manufactures microelectronics, integrated circuit, interconnect and testing solutions. Until April 1, 2002, Mr. Blau was a Director of Reckson Associates, landlord for the Company's executive offices and distribution center in Melville, Long Island, New York.

               Herbert M. Gardner has been a Director of the Company since May 1984. For more than the past five years, Mr. Gardner has been Senior Vice President of Janney Montgomery Scott LLC, investment bankers. Mr. Gardner is Chairman of the Board of Supreme Industries Inc. and a director of iDine Rewards Network, Inc., TGC Industries Inc., Hirsch International Corp., Co-Active Marketing Group, Inc. Rumson-Fair Haven Bank and Trust Company and Chase Packaging Corp.

               Dominic A. Polimeni has been a Director of the Company since September 1997. Mr. Polimeni has over 26 years experience in the distribution and Inventory Logistics Management ("ILM") businesses and has been responsible for evaluating and negotiating over 50 acquisitions of distribution and ILM businesses. He has been a Director of Questron Technology, Inc. a publicly held company based in Boca Raton, Florida, since March 1995, and Chairman and Chief Executive Officer of Questron since February 1996. Questron sold its business and assets to the General Electric Company, through a Chapter 11 Section 363 sale under the U.S. Bankruptcy Code, in May 2002. Mr. Polimeni has also been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment-banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. (over $10.0 billion in sales in
         2001) from 1986 to 1990. He also held several other positions, including general management positions, with Arrow over an eight-year period. Mr. Polimeni began his career as a certified public accountant in the New York office of Arthur Young & Company.

               David Siegel has been a Director of the Company since June 2000. For more than the past five years Mr. Siegel has been a Vice President and director of Great American Electronics, a distribution company, which he founded. Mr. Siegel is also a director of Micronetics Corp. and Surge Components Corp. Mr. Siegel previously served on our Board of Directors from September 1991 to October 1996.

ITEM 11. EXECUTIVE COMPENSATION:

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the three other executive officers for the years ended February 28, 2002, February 28, 2001 and February 29, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term
                              Annual Compensation (1)                 Compensation
                              ----------------------                  ------------
                                                                Securities
         Name of Principal   Fiscal                             Underlying   All other (3)
           and Position       Year       Salary       Bonus    Options (2)   Compensation
         ----------------     ----       ------       -----    -----------   ------------
         Irving Lubman        2002    $ 263,040   $  120,981             0       $ 41,313
         COO, Chairman        2001      258,700    1,560,860        82,500         39,500
         of the Board         2000      251,210      520,087       336,498         21,552

         Arthur Nadata        2002    $ 263,040   $  172,702             0       $ 39,605
         President and        2001      258,700    2,229,791       112,500         39,047
         CEO                  2000      251,210      742,983       375,875         20,514

         Richard Schuster     2002    $ 263,040   $  172,702             0       $ 36,154
         Vice President       2001      258,700    2,229,791        97,500         34,432
         and Secretary and    2000      251,210      742,983       336,498         18,330
         President, NIC
         Components
         Corp.

         Paul Durando         2002    $ 180,000   $   12,953             0       $ 1,800
         Vice President,      2001      180,000      187,400        15,000         1,550
         Finance and          2000      155,000       80,724        35,438         1,500
         Treasurer

                     SUMMARY COMPENSATION TABLE - Footnotes

         (1) No other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

         (2) Number of shares have been adjusted to reflect the Company's 3-for -2 stock split in October 2000.

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

         No stock options were granted to the officers named in the Summary Compensation Table during the fiscal year ended February 28, 2001.

         The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 2002 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END
                               OPTIONS/SAR VALUES

                                                                                         Value of
                                                                        Number of       Unexercised
                                                                       Unexercised      In-the-Money
                                                                       Options/SARs     Options/SARs
                                                                       at FY End         at FY End
                                                                      -------------    -------------

                                 Shares Acquired                        Exercisable/     Exercisable/
                                   on Exercise   Value Realized (1)   Unexercisable    Unexercisable
                                 --------------- ------------------   --------------   -------------
             Irving Lubman                   0         $      0            388,956     $ 1,662,894
                                                                            41,250               0

             Arthur Nadata                   0         $      0            553,959       2,393,558
                                                                            56,250               0

             Richard Schuster                0         $      0            466,708       2,003,616
                                                                            48,750               0

             Paul Durando                5,905         $ 28,757             25,218          87,350
                                                                             7,500               0

         (1) Market value less exercise price, before payment of applicable federal or state taxes.

         Directors who are not employees of the Company receive an annual fee of $3,000 for Board Membership and $500 for each Board of Directors or Committee meeting attended. There were four meetings of the Board of Directors and no meetings of the Compensation Committee during the fiscal year ended February 28, 2002. One director attended or participated in all of the meetings of the Board of Directors, two directors attended three meetings and one director attended two meetings.

         For the fiscal year ended February 28, 2002, there were four meetings of the Audit Committee. The Company's Audit Committee is involved in discussions with the Company's independent public accountants with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 2002, the Company had no standing Nominating Committee or any committee performing similar functions.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee consisted during fiscal 2002 of Messrs. Gardner (Chairman), Polimeni, Blau and Siegel. Mr. Gardner is Senior Vice President of Janney Montgomery Scott, Inc., investment bankers, which acted as placement agent in connection with the Company's $15 million private placement of convertible subordinated notes in August 1994. Mr. Blau is a partner in the law firm of Blau, Kramer, Wactlar & Lieberman, P.C. The Company has utilized, and anticipates that it will continue to utilize, the services of Blau, Kramer, Wactlar & Lieberman, P.C. as its general counsel. Mr. Blau resigned as a member of the Compensation Committee in May 2002.

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

Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors generally determines the compensation of the Company's executive officers. Each member of the Compensation Committee is a Director who is not an employee of the Company or any of its affiliates. The following report with respect to certain compensation paid or awarded to the Company's executive officers during fiscal 2002 is furnished by the Compensation Committee.

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

  Relationship of Compensation to Performance

         The Compensation Committee annually establishes, subject to any applicable employment agreements, the salaries that will be paid to the Company's executive officers during the coming year. In setting salaries the Board of Directors takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock option plan maintained by the Company and its affiliates, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

         The Compensation Committee of the Board of Directors under the Plans grants stock options to key employees, including the Company's executive officers. Among the Company's executive officers, the number of shares subject to options granted to each individual generally depends upon his or her base salary and the level of that officer's management responsibility. During fiscal 2002, no options were granted to the Company's executive officer.

         During fiscal 2002, bonuses were paid to three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and on a discretionary basis to Paul Durando, the Company's Vice President, Finance and Director. This latter bonus was determined to be appropriate by the Compensation Committee in light of Mr. Durando's contributions to the Company's performance, his base salary level and the level of his management responsibilities.

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

                                                      The Compensation Committee

                                                      Herbert Gardner
                                                      Dominic Polimeni
                                                      David Siegel

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

  Compliance with Section 16(a) of the Securities Exchange Act (continued)

         Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2002.

                         COMPANY STOCK PERFORMANCE GRAPH

         The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five-year period (February 28, 1997 to February 28, 2002) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

                     COMPARE 5 -YEAR CUMULATIVE TOTAL RETURN
                      AMONG NU-HORIZONS ELECTRONICS CORP.,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX

    Measurement Period           Nu Horizons             NASDAQ
   (Fiscal Year Covered)      Electronics Corp.       Market Index           Peer Group
------------------------------------------------------------------------------------------------
        FYB 3/01/97                $100.00               $100.00               $100.00
        FYE 2/28/98                  68.24                136.00                109.81
        FYE 2/28/99                  47.30                175.74                 56.95
        FYE 2/29/00                 193.76                341.39                109.57
        FYE 2/28/01                 174.51                159.78                 91.16
        FYE 2/28/02                 148.80                130.47                 91.32

                     ASSUMES $100 INVESTED ON MARCH 1, 1997
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING FEBRUARY 28, 2002

         Peer group includes All American Semiconductor, Arrow Electronics Inc., Avnet Inc., Bell Microproducts Inc., Jaco Electronics Inc., Pioneer Standard Electronics and Reptron Electronics Inc.

         1994 Stock Option Plan:

         In September 1994, the Company's stockholders approved the 1994 Stock Option Plan (the "1994 Plan"), as amended in September 1996, under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,732,500 shares of the Company's Common Stock, as adjusted for a 5% stock dividend and a three for two stock split. The

     Compensation Committee, consisting of at least two members of the Board of Directors, administers the 1994 Plan. The Compensation Committee, subject to provisions in the 1994 Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the 1994 Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant or 110% of such fair market value for options granted to any employee to or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. Options are currently outstanding for 537,743 shares and no options are currently available for grant.

     The Compensation Committee of the Board of Directors has the responsibility and authority to administer and interpret the provisions of the 1994 Plan. The Compensation Committee shall appropriately adjust the number of shares for which awards may be granted pursuant to the 1994 Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering or any change in capitalization. The Board may, from time to time, amend, suspend or terminate any or all of the provisions of the 1994 Plan, provided that, without the participant's approval, no change may be made which would prevent an ISO granted under the 1994 Plan from qualifying as an ISO under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or results in a modification of the ISO under Section 425(h) of the Code or otherwise alter or impair any right theretofore granted to any participant; and further provided that, without the consent and approval of the holders of a majority of the outstanding shares of Common Stock of the Company present at that meeting at which a quorum exists, neither the Board nor the Committee may make any amendment which (i) changes the class of persons eligible for options; (ii) increases (except as provided under Section 1.6 of the 1994 Plan) the total number of shares or other securities reserved for issuance under the 1994 Plan; (iii) decreases the minimum option prices stated in Section 2.2 of the 1994 Plan (other than to change the manner of determining Fair Market Value to conform to any then applicable provision of the Code or any regulation thereunder); (iv) extends the expiration date of the 1994 Plan, or the limit on the maximum term of options; or (v) withdraws the administration of the 1994 Plan from a committee consisting of two or more members, each of whom is a Disinterested Person. With the consent of the participant affected thereby, the Committee may amend or modify any outstanding option in any manner not inconsistent with the terms of the 1994 Plan.

     1998 Stock Option Plan:

      In May 1998, the Board of Directors adopted the Nu Horizons Electronics Corp. 1998 Stock Option Plan (the "1998 Option Plan"), as amended, under which any director, officer, employee or consultant of the Company, a subsidiary or an affiliate may be granted options to purchase an aggregate 1,653,750 shares of the Company's Common Stock, as adjusted for a 5% dividend and a 3-for-2 stock split. The 1998 Option Plan may be administered by the Board of Directors of the Company or by a committee consisting of two or more non-employee Directors, as defined by Rule 16b under the Securities Exchange Act of 1934. The Compensation Committee administers the 1998 Option Plan. Subject to the terms of the 1998 Option Plan, the Board of Directors or the Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Option Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors of the Committee also, subject to the express provisions of the 1998 Option Plan, has the authority to interpret the 1998 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Option Plan. Only non-qualified stock options may be granted under the terms of the 1998 Option Plan. The exercise price of the options granted under the 1998 Option Plan would not be less than such fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations, and certain other events involving a change in the Company's capital. During fiscal 2002, no options were granted under the 1998 Option Plan. Options are currently outstanding for 1,308,219 shares and 32,409 options are currently available for grant.

         2000 Stock Option Plan:

         In July 2000, the Board of Directors adopted the Nu Horizons Electronics Corp. 2000 Stock Option Plan, under which any of the Company's employees or consultants, or those of its subsidiaries or affiliates, may be granted options to purchase an aggregate 300,000 shares of Common Stock, as adjusted for a 3-for-2 stock split. The Company's executive officers and directors are not eligible to participate in the 2000 Option Plan. The 2000 Option Plan may be administered by the Board of Directors or a committee consisting of two or more Non-Employee Directors, as defined by Rule 16b of the Securities Exchange Act of 1934. The Compensation Committee administers the 2000 Option Plan. Subject to the terms of the 2000 Option Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Option Plan, the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee also, subject to the express provisions of the 2000 Option Plan, has the authority to interpret the 2000 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Option Plan. Only non-qualified stock options may be granted under the terms of the 2000 Option Plan. The exercise price for the options granted under the 2000 Option Plan will not be less than fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in the Company's capital. During fiscal 2002, 39,000 options were granted under the plan with exercise prices of $7.31, $7.53 and $8.68 and 144,750 options remain available for grant.

         2000 Key Employee Stock Option Plan:

         In November 2000, the Company's stockholders approved the 2000 Key Employee Stock Option Plan (the "2000 Key Employee Plan") under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 600,000 shares of the Company's Common Stock, as adjusted for a three for two stock split. The 2000 Key Employee Plan may be administered by the Board of Directors or a committee, consisting of two or more members of the Board of Directors who are Non-Employee Directors, as defined by Rule 16b of the Securities Exchange Act of 1934. Our Compensation Committee administers the 2000 Key Employee Plan. Subject to the terms of the 2000 Key Employee Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Key Employee Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee shall also, subject to the express provisions of the 2000 Key Employee Plan, have the authority to interpret the 2000 Key Employee Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Key Employee Plan. Only non-qualified stock options may be granted under the terms of the 2000 Key Employee Plan. The exercise price for the options granted under the 2000 Key Employee Plan will not be less than fair market value at the date of grant. The Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in our capital shall, appropriately adjust the option price, as well as the number of shares subject to such option. During fiscal 2002, no options were granted under the plan and 600,000 options remain available for grant.

         Outside Director Stock Option Plan:

         In September 1994, the Company's stockholders approved the Outside Directors Stock Option Plan (the "Director Plan") which covers 236,250 shares of the Company's Common Stock, as adjusted for a 5% stock dividend and a 3-for-2 stock split. The primary purposes of the Director Plan are to attract and retain well-qualified persons for service as directors of the Company and to provide such outside directors with the opportunity to increase their proprietary interest in the Company's continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of the Company's Common Stock. At February 28, 2002, there are 79,500 director options outstanding and no options remain available for grant.

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

         Under the Director Plan each non-employee Director then serving, on June 1 of each year from 1994 through 1999, received options to purchase 10,000 shares of Common Stock (as adjusted for stock splits and stock dividends) at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "asked prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vested in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

         2000 Outside Directors' Stock Option Plan:

         In November 2000, the Company's stockholders approved the 2000 Outside Directors' Stock Option Plan (the "2000 Director Plan") which covers 210,000 shares of the Company's Common Stock, as adjusted for a 3-for-2 stock split. The primary purposes of the 2000 Director Plan are to attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to such outside directors to serve as directors and to encourage their continued service on the Board of Directors. At February 28, 2002, there are 120,000 director options outstanding and 90,000 options remain available for grant.

         All directors of the Company who are not employees of the Company, of which there are four, are eligible to participate in the Director Plan.

         The Board of Directors has the responsibility and authority to administer and interpret the provisions of the 2000 Director Plan. The Board of Directors of the Company may at any time amend, suspend or discontinue the 2000 Director Plan but no such action shall adversely affect any outstanding option without the consent of the optionee that holds such option. In the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering, or any change in capitalization of the Company, the number of shares covered by each outstanding option, the number of shares authorized under the 2000 Director Plan as well as the exercise price of each outstanding option shall be appropriately adjusted

            Under the Director Plan, on November 9, 2000 each non-employee Director then serving received options to purchase 15,000 shares of Common Stock at a price of $14.62 per share (the price of shares of Common Stock on November 9, 2000) and on the June 1 of each subsequent year each non-employee director then serving will be granted options to purchase 15,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "asked prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

         Summary of Fiscal 2002 Stock Option Grants:

            During fiscal 2002, pursuant to the 2000 Director Plan, the Company granted options to purchase 15,000 shares to each of Messrs. Blau, Gardner, Polimeni and Siegel at a price of $11.40 per share.

           Employee Stock Ownership Plan:

                In January 1987, the Company adopted an Employee Stock Ownership Plan ("ESOP" or "Plan") that covers substantially all of the Company's employees. The ESOP is managed by three Trustees, Messrs. Lubman, Nadata and Schuster (the "Trustees"), who vote the securities held by the Plan (other than securities of the Company which have been allocated to employees' accounts).

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

                All contributions to the Plan are invested in the Company's securities (except for temporary investments), the Trustees having the right to purchase the Company's securities on behalf of employees. The Trustees are considered the stockholder for the purpose of exercising all owners' and stockholders' rights, with respect to the Company's securities held in the Plan, except for voting rights, which inure to the benefit of each employee who can vote all shares held in his account, even if said shares are not vested. Vesting is based upon an employee's years of service, with employees generally becoming fully vested after six years.

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

                The Trustees are empowered to borrow funds for the purpose of purchasing the Company's securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In October 1999, the Company, on behalf of the ESOP, entered into a revolving credit agreement with its bank, which provides for a $3,000,000 revolving line of credit at the bank's prime rate until October 2004. Direct borrowings under this line of credit are payable in forty-eight equal monthly installments commencing with the fiscal period subsequent to such borrowings. At February 28, 2002, there were no amounts outstanding under this line of credit. At February 28, 2002, the ESOP owned 550,789 shares at an average price of approximately $1.71 per share.

           401(k) Savings Plan

                The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($10,500 in calendar 2001). Company contributions are discretionary. Effective with the plan year ended February 28, 2002, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee's salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee's service with Company, matching contributions by the Company are fully vested. As of February 28, 2002 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 28, 2002, the Company contributed approximately $145,947 to the plan, of which $7,893 was a matching contribution of $2,631 for each of Mr. Lubman, Mr. Nadata, Mr. Schuster and $1,800 for Mr. Durando.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

               The following table sets forth, as of May 1, 2002, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company's outstanding Common Stock, based solely on filings with the Commission; (ii) each Director, (iii) the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company; and
          (iv) all executive officers and Directors as a group.

                                NAME                               SHARES         PERCENT
          ------------------------------------------------    ----------------  -----------
          Paul Durando                                           35,125 (1)(2         *
          Herbert M. Gardner                                    135,711 (3)(4)        *
          Harvey R. Blau                                         20,642 (3)           *
          Dominic Polimeni                                       20,000 (3)           *
          David Siegel                                           36,804 (3)           *
          Irving Lubman                                         464,098 (5)(6)      2.7%
          Arthur Nadata                                         964,262 (5)(6)      5.6%
          Richard S. Schuster                                   925,663 (5)(6)      5.4%
          Merrill Lynch Investment Managers                   1,785,860 (7)        10.8%
          Dimensional Fund Advisors                             917,255 (8)         5.5%
          FMR Corp.                                           1,654,700 (9)        10.0%
          All officers and directors as a group (8 persons)   2,602,305            14.7%

     NOTES:
     ------
     (*)  Less than 1% of the Company's outstanding stock.
     (1) Includes options exercisable within 60 days for 25,218 shares of Common Stock under the Company's 1998 Stock Option Plan and the 1994 Stock Option Plan.
     (2) Includes 9,907 shares of fully vested Common Stock owned through the Employee's Stock Ownership Plan, which include voting power.
     (3) Includes options exercisable within 60 days for 99,500 shares of common stock for Mr. Gardner, 20,000 for Mr. Blau, 20,000 shares for Mr. Polimeni and 20,000 shares for Mr. Siegel under the Company's Outside Director Stock Option Plan.
     (4) Includes 4,330 shares owned by Mr. Gardner's spouse, as to which he disclaims beneficial ownership, 5,775 shares held in the Gardner Family Foundation, of which he is President, 13,623 shares owned by Mr. Gardner's qualified plan and 5,587 shares held by his IRA.
     (5) Includes options exercisable within 60 days for 388,956 shares of common stock for Mr. Lubman, 466,708 for Mr. Schuster and 553,959 Nadata under the Company's 1998 Stock shares for Mr. Option Plan and the 1994 Stock Option Plan.
     (6) Includes 25,471 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These officers are also Trustees of the Plan.
     (7)  World Fin. Ctr., North Tower, 250 Vessey St., N.Y., N.Y. 10381
     (8)  1299 Ocean Ave, 11/th/ Fl., Santa Monica, CA 90401
     (9)  82 Devonshire Street, Boston, MA 02109

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

               Harvey R. Blau, a Director of the Company, is a member of Blau, Kramer, Wactlar & Lieberman, P.C., general counsel to the Company. For the fiscal year ended February 28, 2002, the Company paid $291,638 in legal fees to Blau, Kramer, Wactlar & Lieberman, P.C.

               For the fiscal year ended February 28, 2002, the Company received an aggregate $282,174 in respect of various electronic components sold to Procomponents, Inc. and PCI Manufacturing, two corporations in which Mitchell Lubman, Mr. Lubman's brother, is an officer and owns greater than ten percent equity interest.

               For the fiscal year ended February 28, 2002, the Company received an aggregate $465,404 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster's brother, is an officer and owns a greater than ten percent equity interest.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTON FORM 8K:

  (a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

                                                                                      Page
                                                                                      ----
          Independent Auditors' Report                                                 F-1

          Consolidated Balance Sheets as of February 28, 2002 and February 28, 2001    F-2

          Consolidated Statements of Income for the three years in the period ended
          February 28, 2002                                                            F-3

          Consolidated Statements of Changes in Shareholders' Equity for the three
          years in the period ended February 28, 2002                                  F-4

          Consolidated Statements of Cash Flows for the three years in the period
          ended February 28, 2002                                                      F-5

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTSON FORM 8K

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTSON FORM 8K

          EXHIBIT
          NUMBER                           DESCRIPTION
         -----------------------------------------------------------------------

          11.    Computation of Per Share Earnings

          22.    The following is a list of the Company's subsidiaries:


                                                              State or
                                                             Country of
                                    Name                    Incorporation
                  --------------------------------------   ---------------

                  NIC Components Corp.                     New York
                  NIC Eurotech Limited                     United Kingdom
                  Nu Horizons International Corp.          New York
                  NUV, Inc.                                Massachusetts
                  Nu Horizons/Merit Electronics Corp.      Delaware
                  Nu Horizons Eurotech Limited             United Kingdom
                  Titan Logistics Corp.                    New York
                  NIC Components Asia PTE.LTD.             Singapore
                  Nu Horizons Asia PTE.LTD.                Singapore

          23.    Accountants' Consent

          99.    Additional Exhibit

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NU HORIZONS ELECTRONICS CORP.
                                                 (Registrant)

                                    By:  /s/ ARTHUR NADATA
                                        ----------------------------------------
                                         Arthur Nadata,
                                         President (Principal Operating Officer)

                                    By:  /s/ PAUL DURANDO
                                        ----------------------------------------
                                         Paul Durando
                                         Vice President, Finance
                                         (Principal Financial and
                                         Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

           SIGNATURE                       CAPACITY                   DATE
           ---------                       --------                   ----

By:  /s/ IRVING LUBMAN               Chairman of The Board,       May  23, 2002
     ---------------------------    Chief Operating Officer
         Irving Lubman

By:  /s/ ARTHUR NADATA             President, Chief Executive     May  23, 2002
     ---------------------------      Officer and Director
         Arthur Nadata

By:  /s/ RICHARD SCHUSTER          Vice President, Secretary      May  23, 2002
     ---------------------------          and Director
         Richard Schuster

By:  /s/ PAUL DURANDO               Vice President, Finance,      May  23, 2002
     ---------------------------     Treasurer and Director
         Paul Durando

By:  ___________________________            Director
         Harvey R. Blau

By:  /s/ HERBERT M. GARDNER                 Director              May  23, 2002
     ---------------------------
         Herbert M. Gardner

By:  /s/ DOMINIC A. POLIMENI                Director              May 23, 2002
     ---------------------------
         Dominic A. Polimeni

By:  /s/ DAVID SIEGEL                       Director              May 23, 2002
     ---------------------------
         David Siegel

               Accountant's Consent
               --------------------

          We consent to the incorporation by reference in Registration Statement numbers 333-79561, 333-82805, 33-88952, 33-88958, 333-51188, 333-51190
          and 333-51192 on Form S-8 of our opinion dated May 3, 2002 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation's annual report on Form 10-K for the fiscal year ended February 28, 2002.



                                                /s/ LAZAR LEVINE & FELIX LLP
                                                --------------------------------
                                                LAZAR LEVINE & FELIX LLP
                                                Certified Public Accountants

          New York, New York
          May 21, 2002

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

SCHEDULE II

                 NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                      SCHEDULE II--VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES

                       Three Years Ended February 28, 2002

                            Balance at      Additions
                            Beginning    charged to costs                    Balance at end
       Description          of period      and expenses     Deductions (A)      of period
       -----------          ---------      ------------     --------------      ---------
Valuation account
 deducted in the
 balance sheet from
 the asset to which
 it applies:
  Allowance for
  doubtful accounts-
  accounts receivable

          2002             $5,590,675      $          0       $ 1,144,774      $4,445,901
                           ==========      ============       ===========      ==========

          2001             $3,447,072      $  2,452,602       $   308,999      $5,590,675
                           ==========      ============       ===========      ==========

          2000             $2,630,984      $  1,097,337       $   281,249      $3,447,072
                           ==========      ============       ===========      ==========

(A) Accounts written off.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                          ____________________________

                                  EXHIBIT INDEX

                                       to

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          ____________________________

                          NU HORIZONS ELECTONICS CORP.

             (Exact Name of Registrant as Specified in Its Charter)


  EXHIBIT
  NUMBER                                  DESCRIPTION
  -----------------------------------------------------------------------------

  11                  Computation of Per Share Earnings