Form 10-Q
period 2002-05-31
NU HORIZONS ELECTRONICS CORP
filed 2002-07-11
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☐	QUARTERLY REPORT Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended May 31, 2002

Commission file number 1-8798

Nu Horizons Electronics Corp.
(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 396-5000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock—Par Value $.0066	16,636,447
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2002	February 28, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,983,564	$2,689,978
Accounts receivable—net of allowance for doubtful accounts of $4,393,342 and $4,445,901 for May 31, 2002 and February 28, 2002, respectively	40,346,363	40,018,469
Inventories	78,915,985	95,076,198
Prepaid expenses and other current assets	2,816,711	3,726,568

TOTAL CURRENT ASSETS	132,062,623	141,511,213
PROPERTY, PLANT AND EQUIPMENT—NET (Note 3)	5,902,341	6,145,476
OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,688,163	1,661,772

	$141,653,127	$151,318,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,154,716	$13,637,730
Accrued expenses	2,126,782	7,083,324

TOTAL CURRENT LIABILITIES	13,281,498	20,721,054

LONG TERM LIABILITIES:
Deferred income taxes	227,215	231,598
Revolving credit line (Note 5)	—	2,500,000

TOTAL LONG-TERM LIABILITIES	227,215	2,731,598

MINORITY INTEREST IN SUBSIDIARIES	1,491,477	1,392,632

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,636,447 and 16,609,005 shares issued and outstanding for May 31, 2002 and February 28, 2002, respectively	109,801	109,619
Additional paid-in capital	42,716,348	42,600,827
Retained earnings	84,018,100	84,010,397
Other accumulated comprehensive income (loss)	(191,312)	(247,666)

TOTAL SHAREHOLDERS’ EQUITY	126,652,937	126,473,177

	$141,653,127	$151,318,461

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

	For The Three Months Ended
	May 31, 2002	May 31, 2001
NET SALES	$75,012,267	$89,744,567

COSTS AND EXPENSES:
Cost of sales	60,547,989	70,652,013
Operating expenses	14,264,637	17,242,696
Interest expense	47,828	954,823

	74,860,454	88,849,532

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	151,813	895,035
Provision for income taxes	45,265	365,391

INCOME BEFORE MINORITY INTERESTS	106,548	529,644
Minority interest in earnings of subsidiaries	98,845	87,527

INCOME FROM CONTINUING OPERATIONS	7,703	442,117
DISCONTINUED OPERATIONS:
Income from operations of contract manufacturing subsidiary disposed of—net of income taxes (Note 2)	—	541,934

NET INCOME	7,703	$984,051

NET INCOME PER COMMON SHARE—BASIC:
Continuing operations	$.00	$.03
Discontinued operations	.00	.03

	$.00	$.06

NET INCOME PER COMMON SHARE—DILUTED:
Continuing operations	$.00	$.03
Discontinued operations	.00	.03

	$.00	$.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,636,447	16,547,130
Diluted	17,482,949	17,475,061

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Three Months Ended
	May 31, 2002	May 31, 2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$74,684,373	$133,690,932
Cash paid to suppliers and employees	(64,904,171)	(98,890,071)
Interest paid	(47,828)	(1,293,056)
Income taxes paid	(45,643)	(2,074,699)

Net cash provided by operating activities	9,686,731	31,433,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65,201)	(827,371)

Net cash (used in) investing activities	(65,201)	(827,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	6,700,000	19,600,000
Repayments under revolving credit line	(9,200,000)	(45,800,000)
Proceeds from stock options	115,702	165,419

Net cash (used in) financing activities	(2,384,298)	(26,034,581)

EFFECT OF EXCHANGE RATE CHANGE	56,354	51,206

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,293,586	4,622,360
Cash and cash equivalents, beginning of year	2,689,978	558,176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,983,564	$5,180,536

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME	$7,703	$984,051
Adjustments:
Depreciation and amortization	308,336	577,665
Contribution to ESOP	—	85,116
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(327,894)	32,038,770
Decrease in inventories	16,160,213	23,691,555
Decrease in prepaid expenses and other current assets	909,857	3,868,193
(Increase) in other assets	(26,391)	(14,429)
(Decrease) in accounts payable and accrued expenses	(7,439,555)	(30,002,987)
(Decrease) increase in income taxes	(4,383)	117,645
Increase in minority interest	98,845	87,527

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,686,731	$31,433,106

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited and Titan Logistics Corp. and its majority owned subsidiaries, NIC Components Asia PTE LTD, NIC Eurotech Limited and Nu Horizons Asia PTE LTD, contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2002 and February 28, 2002 and the results of its operations for the three month periods ended May 31, 2002 and 2001, and its cash flows for the three month periods ended May 31, 2002 and 2001.

See Note 2 regarding the sale of the net assets of the Company’s majority-owned subsidiary, Nu Visions Manufacturing, Inc.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2002, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the three-month period ended May 31 is not necessarily indicative of the results to be expected for the full year.

2.    SALE OF SUBSIDIARY:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc., (“Nu Visions”). The selling price of $31,563,000 consisted of $2,000,000 in a Subordinated Note (see Note 4) and $29,563,000 in cash.

Following is summary financial information for the Company’s discontinued contract-manufacturing subsidiary:

	For the Three Months Ended
	May 31, 2002	May 31, 2001
Income from discontinued operations:
Before income taxes	$—	$917,494
Income tax provision	—	375,560

Net income from discontinued operations	$—	$541,934

3.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	May 31, 2002	February 28, 2002
Furniture, fixtures and office equipment	$7,768,615	$7,755,003
Computer equipment	5,457,564	5,405,976
Leasehold improvements	1,254,364	1,254,364

	14,480,543	14,415,343
Less: accumulated depreciation and amortization	8,578,202	8,269,867

	$5,902,341	$6,145,476

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4.    BANK LINE OF CREDIT:

On October 18, 2000, the Company entered into a unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 87.5 to 147.5 basis points, depending on the ratio of the Company’s debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004.

5.    NET INCOME PER SHARE:

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share.

	For the Three Months Ended
	May 31, 2002	May 31, 2001
NUMERATOR:
Net income from continuing operations	$7,703	$442,117
Net income from discontinued operations	—	541,934

Net income	$7,703	$984,051

DENOMINATOR:
Basic earnings per common share—weighted-average number of common shares outstanding	16,636,447	16,547,130
Effect of dilutive stock options	846,502	927,931

Diluted earnings per common share—adjusted weighted-average number of common shares outstanding	17,482,949	17,475,061

6.    BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

Although the Company’s business is primarily conducted in the United States, operations are also carried out overseas through its foreign subsidiaries in different geographic areas.

Revenues, by geographic area, for the first quarter of each of our last two fiscal years are as follows:

	May 31, 2002	May 31, 2001
Americas	$68,549,000	$79,728,000
Europe	1,964,000	6,455,000
Asia/Pacific	4,499,000	3,561,000

	$75,012,000	$89,744,000

Total assets, by geographic area, for the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2002	May 31, 2001
Americas	$126,240,000	$156,967,000
Europe	2,138,000	6,757,000
Asia/Pacific	13,275,000	8,093,000

	$141,653,000	$171,817,000

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), Nu Horizons Eurotech Limited, and Titan Logistics Corp., and its majority owned subsidiaries NIC Components ASIA PTE LTD, NIC Eurotech Ltd and Nu Horizons Asia PTE LTD, are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

As of August 23, 2001, the Company sold the assets of Nu Visions Manufacturing, Inc. located in Springfield, Massachusetts, another majority-owned subsidiary of the Company, which was a contract assembler of circuit boards and related electromechanical devices for various OEM’s.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 2002 and February 28, 2002; (ii) Consolidated Condensed Statements of Income for the three month periods ended May 31, 2002 and 2001 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 2002 and 2001.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, income taxes, litigation and other contingencies, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

•
The Company maintains allowances for doubtful accounts for estimated bad debts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

•
Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.

Results of Continuing Operations:

Sales for the three-month period ended May 31, 2002 were $75,012,000 as compared to $89,745,000 for the comparable period of the prior year, a decrease of approximately $14,733,000 or 16.4%. Management attributes this decrease to the core semiconductor and passive component distribution business. The Company and the industry as a whole have been and are experiencing a significant decline in demand for electronic components which has been responsible for the significant decline in sales volume. Management believes that the current slow down has stabilized and that the current level of revenues will in all likelihood continue at least through the third quarter of calendar 2002. As a result, management expects revenues to be flat through the third quarter of fiscal 2003.

The gross profit margin for the quarter ended May 31, 2002 was 19.3% as compared to 21.3% for the prior year quarter. The Company believes that the quarter over quarter decrease in gross margins reflects continued pricing pressures resulting from the industry wide decline in demand coupled with an over-supply of product in the marketplace. As a result, management believes that there could be some continued margin pressure over the next several quarters.

Operating expenses decreased to $14,265,000 for the three months ended May 31, 2002, from $17,243,000 for the three month period ended May 31,2001 a decrease of $2,978,000 or 17.3%. The dollar decrease in operating expenses was due to decreases in the following expense categories: approximately $2,385,000 or 80% of the decrease for the three-month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from the substantial reduction in sales volume for the periods. The remaining decreases were a result of decreases in various other general and administrative expenses. The sharp reduction in sales has resulted in higher operating expenses as a percent of sales and a loss of the economies of scale the Company enjoyed in recent fiscal years. Management has decided to endure this higher rate of operating expenses in order to be prepared to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

Interest expense decreased to $48,000 for the three months ended May 31, 2002, from $955,000 for the three month period ended May 31, 2001. This decrease was primarily due to decreased borrowing levels and interest rates resulting from the continuing decrease in the Company’s accounts receivable and inventory levels as a result of the substantially reduced sales activity during the period.

Net income for the three-month period ended May 31, 2002 was $7,700 or $.00 per share basic and diluted as compared to net income of $442,000 or $.03 per share basic and diluted for the three-month period ended May 31, 2001. Management attributes the decrease in earnings for the period to reduced sales volume and gross profit margins, resulting in a greater decrease in gross profit margin dollars than in operating expenses.

Discontinued Operations:

On August 23, 2001, the Company completed the sale of the assets of its contract manufacturing subsidiary, Nu Visions Manufacturing, Inc. The selling price of $31,563,000 was paid with a $2,000,000 Subordinated Note and $29,563,000 in cash.

Net income from discontinued operations for the three-month period ended May 31, 2001 was $542,000 or $.03 per share basic and diluted as compared to none for the three-month period ended May 31, 2002.

Liquidity and Capital Resources:

At May 31, 2002, the Company’s current ratio was 9.9:1 as compared to 6.8:1 at February 28, 2002. Working capital decreased from approximately $120,790,000 at February 28, 2002 to approximately $118,781,000 at May 31, 2002, while cash increased from February 28, 2002 to May 31, 2002 by approximately $7,294,000. The primary reasons for the decrease in working capital were decreases in inventories and accounts receivable.

On October 18, 2000, the Company entered into an unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 87.5 to 147.5 basis points, depending on the ratio of the Company’s debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004. Borrowings under this line of credit decreased from $2,500,000 at February 28, 2002 to no borrowings at May 31, 2002. The primary reason for the decrease was lower borrowings needed due to reductions in inventories and receivables as a result of the significant decline in sales. The Company anticipates that capital resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve-month period.

The Company has contacted the lead bank under its loan agreement to discuss an amendment to the current loan agreement to address the Company’s reduced need for credit and to amend certain of the financial covenants contained therein. The Company is currently in full compliance with all of the covenants contained in its loan agreement. However, the Company believes that there is a risk that, due to the overall decline in sales in the electronic components market, without an amendment to the loan agreement, commencing in August 2002, the Company may violate the covenant related to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The lead bank has advised the Company that all of the lenders under the Company’s loan agreement are willing to enter into an amendment to the loan agreement that would enable the Company to remain in compliance with all covenants, as revised, for the foreseeable future. There can be no assurances that the Company and its lenders will actually enter into such an agreement.

The Company anticipates that its resources provided by its cash flow from operations and its bank line of credit, will be sufficient to meet its financing requirements for at least the next twelve-month period.

Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

Other:

Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company’s products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company’s expansion efforts, economic conditions in the semiconductor industry and the financial strength of the Company’s customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

NU HORIZONS ELECTRONICS CORP.
Registrant

Date: July 11, 2002	/S/ ARTHUR NADATA
Arthur Nadata President and CEO

Date: July 11, 2002	/S/ PAUL DURANDO
Paul Durando Vice President—Finance and Chief Financial Officer