Form 10-Q
period 2002-08-31
NU HORIZONS ELECTRONICS CORP
filed 2002-10-15
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended	Commission file number
August 31, 2002	1-8798

Nu Horizons Electronics Corp.
(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒        No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock—Par Value $.0066	16,646,868
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2002	February 28, 2002
	(unaudited)
— ASSETS —
CURRENT ASSETS:
Cash and cash equivalents	$20,169,218	$2,689,978
Accounts receivable—net of allowance of doubtful accounts of $4,141,867 and $4,445,901 for August 31, 2002 and February 28, 2002, respectively	41,981,674	40,018,469
Inventories	78,780,599	95,076,198
Prepaid expenses and other current assets	2,225,808	3,726,568

TOTAL CURRENT ASSETS	143,157,299	141,511,213

PROPERTY, PLANT AND EQUIPMENT—NET (Note 3)	5,562,984	6,145,476

OTHER ASSETS:
Subordinated note receivable (Note 2)	2,000,000	2,000,000
Other assets	1,609,816	1,661,772

	$152,330,099	$151,318,461

— LIABILITIES AND SHAREHOLDERS’ EQUITY —
CURRENT LIABILITIES:
Accounts payable	$22,226,414	$13,637,730
Accrued expenses	1,907,585	7,083,324

TOTAL CURRENT LIABILITIES	24,133,999	20,721,054

LONG TERM LIABILITIES:
Deferred income taxes	236,617	231,598
Revolving credit line (Note 4)	—	2,500,000

TOTAL LONG-TERM LIABILITIES	236,617	2,731,598

MINORITY INTEREST IN SUBSIDIARIES	1,538,125	1,392,632

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 20,000,000 shares authorized; 16,646,868 and 16,609,005 shares issued and outstanding for August 31, 2002 and February 28, 2002, respectively	109,869	109,619
Additional paid-in capital	42,757,733	42,600,827
Retained earnings	84,272,427	84,010,397
Other accumulated comprehensive income (loss)	(718,671)	(247,666)

TOTAL SHAREHOLDERS’ EQUITY	126,421,358	126,473,177

	$152,330,099	$151,318,461

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	For the Six Months Ended		For the Three Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
NET SALES	$155,321,995	$159,691,937	$80,309,727	$69,947,370

COSTS AND EXPENSES:
Cost of sales	126,296,049	124,547,470	65,748,059	53,895,457
Operating expenses	28,335,839	32,040,903	14,071,202	14,798,207
Interest expense	69,493	1,145,804	21,664	190,980

	154,701,381	157,734,177	79,840,925	68,884,644

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	620,614	1,957,760	468,802	1,062,726
Provision for income taxes	213,091	798,227	167,826	432,836

INCOME BEFORE MINORITY INTERESTS	407,523	1,159,533	300,976	629,890
Minority interest in earnings of subsidiaries	145,493	280,776	46,648	193,249

INCOME FROM CONTINUING OPERATIONS	262,030	878,757	254,328	436,641

DISCONTINUED OPERATIONS (Note 2):
Income from operations of contract manufacturing subsidiary disposed of—net of income taxes (Note 2)	—	798,736	—	256,801
Gain on sale of contract manufacturing subsidiary—net of income taxes	—	2,577,232	—	2,577,232

	—	3,375,968	—	2,834,033

NET INCOME	$262,030	$4,254,725	$254,328	$3,270,674

NET INCOME PER COMMON SHARE—BASIC:
Continuing operations	$.02	$.05	$.02	$.03
Discontinued operations	.00	.21	.00	.17

	$.02	$.26	$.02	$.20

NET INCOME PER COMMON SHARE—DILUTED:
Continuing operations	$.02	$.05	$.02	$.03
Discontinued operations	.00	.19	.00	.16

	$.02	$.24	$.02	$.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,641,658	16,554,857	16,646,868	16,562,583
Diluted	16,783,837	17,459,186	16,714,882	17,476,420

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Six Months Ended
	August 31, 2002	August 31, 2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$153,358,790	$238,616,124
Cash paid to suppliers and employees	(132,864,405)	(140,831,891)
Interest paid	(69,493)	(1,145,804)
Income taxes paid	(32,981)	(5,666,028)

Net cash provided by operating activities	20,391,911	90,972,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,822)	(1,377,162)
Proceeds from sale of subsidiary	—	29,563,000
Net assets of subsidiary sold	—	(21,549,811)
Expenses related to sale of subsidiary	—	(3,606,122)

Net cash (used in) provided by investing activities	(98,822)	3,029,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	6,700,000	27,500,000
Repayments under revolving credit line	(9,200,000)	(102,500,000)
Proceeds from exercise of stock options	157,156	293,779

Net cash (used in) financing activities	(2,342,844)	(74,706,221)

EFFECT OF EXCHANGE RATE CHANGE	(471,005)	(676,272)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,479,240	18,619,813
Cash and cash equivalents, beginning of year	2,689,978	395,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,169,218	$19,015,101

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME	$262,030	$4,254,725
Adjustments:
Gain on sale of subsidiary	—	(2,577,232)
Depreciation and amortization	681,314	1,151,233
Contribution to ESOP	—	158,844
Bad debt provision	—	86,982
Increase in deferred taxes	5,019	334,942
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,963,205)	57,187,532
Decrease in inventories	16,295,599	49,618,818
Decrease in prepaid expenses and other current assets	1,500,760	6,141,557
Decrease (increase) in other assets	51,956	(1,014,908)
Increase (decrease) in accounts payable and accrued expenses	3,412,945	(24,650,868)
Increase in minority interest	145,493	280,776

NET CASH PROVIDED BY OPERATING ACTIVITIES	$20,391,911	$90,972,401

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. BASIS	OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited and Titan Logistics Corp. and its majority owned subsidiaries, NIC Components Asia PTE LTD, NIC Eurotech Limited, Nu Horizons Asia PTE LTD and Titan Logistic Services PTE LTD, contain all adjustments necessary to present fairly the Company’s financial position as of August 31, 2002 and February 28, 2002 and the results of its operations for the six and three month periods ended August 31, 2002 and 2001, and its cash flows for the six month periods ended August 31, 2002 and 2001.

See Note 2 regarding the sale of the net assets of the Company’s majority-owned subsidiary, Nu Visions Manufacturing, Inc.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2002, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the six-month period ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	SALE OF SUBSIDIARY:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc., (“Nu Visions”). The selling price of $31,563,000 was paid with $2,000,000 in subordinated debt and $29,563,000 in cash.

Following is summary financial information for the Company’s discontinued contract-manufacturing subsidiary:

	For the Six Months Ended		For the Three Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002		August 31, 2001
Income from discontinued operations:
Before income taxes	$—	$1,365,839	$		$439,130
Income tax provision	—	567,103			182,329

Net income from discontinued operations	—	798,736			256,801

Estimated gain on disposal:
Before income taxes	—	4,407,067		—	4,407,067
Income tax provision	—	1,829,835		—	1,829,835

Net estimated gain on disposal	—	2,577,232		—	2,577,232

Net income and gain on disposal	$—	$3,375,968		$—	$2,834,033

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

3.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	August 31, 2002	February 28, 2002
Furniture, fixtures and office equipment	$7,806,198	$7,755,003
Computer equipment	5,470,962	5,405,976
Leasehold improvements	1,254,364	1,254,364

	14,531,524	14,415,343
Less: accumulated depreciation and amortization	8,968,540	8,269,867

	$5,562,984	$6,145,476

4.	BANK LINE OF CREDIT:

On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 87.5 to 147.5 basis points, depending on the ratio of the Company’s debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004. There were no outstanding borrowings as of August 31, 2002.

5.	NET INCOME PER SHARE:

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share:

	For the Six Months Ended		For the Three Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
NUMERATOR:
Net income from continuing operations	$262,030	$878,757	$254,328	$436,641
Net income from discontinued operations	—	3,375,968	—	2,834,033

Net income	$262,030	$4,254,725	$254,328	$3,270,674

DENOMINATOR:
Basic earnings per common share—weighted-average number of common shares outstanding	16,641,658	16,554,857	16,646,868	16,562,583
Effect of dilutive stock options	142,179	904,329	68,014	913,837

Diluted earnings per common share—adjusted weighted-average number of common shares outstanding	16,783,837	17,459,186	16,714,882	17,476,420

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

Revenues, by geographic area, for the first six months of each of our last two fiscal years are as follows:

	August 31, 2002	August 31, 2001
Americas	$143,936,136	$148,880,350
Europe	1,983,883	4,112,535
Asia/Pacific	9,401,976	6,699,051

	$155,321,995	$159,691,936

Total assets, by geographic area, for the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2002	August 31, 2001
Americas	$136,156,325	$137,690,178
Europe	1,566,473	8,059,554
Asia/Pacific	14,607,301	10,305,326

	$152,330,099	$156,055,058

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

Introduction:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), Nu Horizons Eurotech Limited, and Titan Logistics Corp., and its majority owned subsidiaries NIC Components ASIA PTE LTD, NIC Eurotech Limited, Nu Horizons Asia PTE LTD and Titan Logistic Services PTE LTD, are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

As of August 23, 2001, the Company sold the assets of Nu Visions Manufacturing, Inc. located in Springfield, Massachusetts, another majority-owned subsidiary of the Company, which was a contract assembler of circuit boards and related electromechanical devices for various OEM’s.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 2002 and February 28, 2002; (ii) Consolidated Condensed Statements of Income for the six and three month periods ended August 31, 2002 and 2001 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 2002 and 2001.

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

—
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

—
The Company maintains allowances for doubtful accounts for estimated bad debts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

—
Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, write-downs of inventories could be required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

Results of Continuing Operations:

Sales for the six-month period ended August 31, 2002 were $155,322,000 as compared to $159,692,000 for the comparable period of the prior year, a decrease of $4,370,000 or 2.7%. Sales for the three-month period ended August 31, 2002 were $80,310,000 as compared to $69,947,000 for the comparable period of the prior year, an increase of $10,363,000 or 14.8%. The Company and the industry as a whole have been experiencing a significant decline in demand for electronic components, which is responsible for the significant decline in sales volume through the first quarter of this fiscal year. Management believes that the current slow down has stabilized in the second quarter and that market conditions have begun to marginally improve, which accounts for the improved sales performance in our second quarter. However, the market place continues to afford poor near term visibility and management continues to believe that the balance of this fiscal year and the early part of the next fiscal year will continue to be flat or provide moderate growth opportunities, at best.

The gross profit margin for the six month period ended August 31, 2002 was 18.7% as compared to 22.1% for the comparable period of the prior year. The Company believes that the variation in gross profit margin is primarily due to the sale of a larger quantity of lower margin products in the current year’s fiscal period compared to the prior year. The gross profit margin for the quarter ended August 31, 2002 was 18.1% as compared to 22.9% for the quarter ended August 31, 2001. The Company believes that the quarter over quarter decrease in gross margins reflects continued pricing pressures resulting from the industry wide decline in demand coupled with an over-supply of product in the marketplace. As a result, management believes that there could be continued margin pressure over the next several quarters.

Operating expenses decreased from $32,041,000 for the six month period ended August 31, 2001 to $28,336,000 for the six months ended August 31, 2002, a decrease of $3,705,000 or 11.6%. Operating expenses decreased from $14,798,000 for the three month period ended August 31, 2001 to $14,071,000 for the three months ended August 31, 2002, a decrease of $727,000 or 4.9%. The dollar decrease in operating expenses was due to decreases in the following expense categories: approximately $3,121,000 or 84% of the decrease for the six-month period and approximately $924,000 or 127% of the decrease for the three month period, were for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from the substantial reduction in sales volume for the periods. The remaining $584,000 decrease for the six month period and $197,000 increase for the three month period were a result of decreases and increases in various other general and administrative expenses. The sharp reduction in sales has resulted in higher operating expenses as a percent of sales and a loss of the economies of scale the Company enjoyed in recent fiscal years. Management has decided to endure this higher rate of operating expenses in order to be prepared to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

Interest expense decreased from $1,146,000 for the six months ended August 31, 2001 to $69,000 for the six months ended August 31, 2002 and from $191,000 for the three month period ended August 31, 2001 to $22,000 for the three months ended August 31, 2002. These decreases were primarily due to bank borrowings being reduced to zero resulting from the continuing decrease in the Company’s accounts receivable and inventory levels as a result of the substantially reduced sales activity during the 2002 periods.

Net income from continuing operations for the six-month period ended August 31, 2002 was $262,000 or $.02 per share diluted as compared to $879,000 or $.05 per share diluted for the six-month period ended August 31, 2001. Net income for the three-month period ended August 31, 2002 was $254,000 or $.02 per share diluted as compared to $437,000 or $.03 per share diluted for the three-month period ended August 31, 2001. Management attributes the decrease in earnings for the 2002 periods mainly to reduced gross profit margins, resulting in a greater decrease in gross profit margin dollars than in operating expenses.

Discontinued Operations:

On August 23, 2001, the Company completed the sale of the assets of its contract manufacturing subsidiary, Nu Visions Manufacturing, Inc. The selling price of $31,563,000 was paid for with $2,000,000 in subordinated debt and $29,563,000 of cash proceeds.

Net income from discontinued operations for the six-month period ended August 31, 2001 was $798,000 or $.05 per share diluted as compared to none for the six-month period ended August 31, 2002. Net income for the three-month

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

Results of Continuing Operations (continued):

period ended August 31, 2001 was $257,000 or $.01 per share diluted as compared to none for the three month period ended August 31, 2000. The net gain on the sale of the subsidiary resulted in an additional after tax profit of $2,577,000 for both the three and six month periods ended August 31, 2001. There were no equivalent items to report for these periods in the current year.

Liquidity and Capital Resources:

At August 31, 2002, the Company’s current ratio was 5.9:1 as compared to 6.8:1 at February 28, 2002. Working capital decreased from approximately $120,790,000 at February 28, 2002 to approximately $119,023,000 at August 31, 2002, while cash increased from February 28, 2002 to August 31, 2002 by approximately $17,479,000. The primary reasons for the decrease in working capital were decreases in inventories net of increases in accounts payable and accounts receivable.

On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, which currently provides for maximum borrowings of $120,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 87.5 to 147.5 basis points, depending on the ratio of the Company’s debt to its earnings before interest, taxes, depreciation and amortization, at the option of the Company through October 18, 2004. Borrowings under this line of credit decreased from $2,500,000 at February 28, 2002 to no borrowings at August 31, 2002. The primary reason for the decrease was lower borrowings needed due to reductions in inventories and receivables as a result of the significant decline in sales.

The Company has contacted the lead bank to discuss an amendment to the current loan agreement to address the Company’s reduced need for credit and to amend certain of the financial covenants contained therein. The Company is currently in full compliance with all of the covenants contained in its loan agreement. However, the Company believes that there is a risk that, due to the overall decline in sales in the electronic components market, without an amendment to the loan agreement, commencing in December 2002, the Company may violate the covenant related to the EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio if the need to borrow arises. The lead bank has advised the Company that all of the lenders under the Company’s loan agreement are willing to enter into an amendment to the loan agreement that would enable the Company to remain in compliance with all covenants, as revised, for the foreseeable future. The Company and the lead bank have reached agreement on the terms of such amendment. There can be no assurances that the Company and its lenders will actually enter into such an agreement.

The Company anticipates that its resources provided by its cash flow from operations and its bank line of credit, as modified, will be sufficient to meet its financing requirements for at least the next twelve month period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company’s credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

The Company has several foreign sudsidiaries and aquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods.

The electronic component industry is cyclical which can cause significant fluctuations in sales, gross profit margins and profits, from year to year. For example, during calendar 2001, the industry experienced a severe decline in the demand for electronic components, which caused sales to decrease by 56%. The prior year reflected a 74% increase in net sales. It is difficult to predict the timing of the changing cycles in the electronic component industry.

ITEM 4. CONTROLS AND PROCEDURES

a)
On September 26, 2002, our Chief Executive Officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures. They have advised us that based on such evaluation, they believe such controls and procedures are effective.

b)
Our Chief Executive Officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. In September 2002, in anticipation of the filing of this Form 10-Q, they reviewed the evaluation of our internal controls prepared by our independent auditors in connection with their audit of our fiscal year ended February 28, 2002. Our Chief Executive Officer and Chief Financial Officer have advised us that, based on such review, they determined that, since the date of the auditor’s evaluation, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

PART II.     OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Changes in Securities

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant held its Annual Meeting of Stockholders on September 24, 2002. The following proposals were adopted by the votes indicated.

(b) (c) (1)
Two directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2005, in addition to the six other Directors, Paul Durando, Herbert Gardner, David Siegel, Harvey Blau, Dominic Polimeni and Richard Schuster whose term of office continued after the meeting. The names of the Directors elected and votes cast in favor of their election and shares withheld are as follows:

NAME	VOTES FOR	VOTES WITHHELD
Irving Lubman	11,924,860	3,413,800
Arthur Nadata	11,924,860	3,413,800

(2)	2002 Key Employee Stock Option Plan was adopted by the following vote:

Votes For	Votes Against	Votes Withheld
11,980,158	2,994,964	363,538

(3)	2002 Outside Directors’ Stock Option Plan was adopted by the following vote:

Votes For	Votes Against	Votes Withheld
12,118,173	2,844,540	375,937

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports:

(a)	Exhibits:
99.1 — Certification of Chief Financial Officer
99.2 — Certification of Chief Executive Officer

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date:	October 12, 2002	/S/ ARTHUR NADATA
Arthur Nadata President and CEO

Date:	October 12, 2002	/S/ PAUL DURANDO
Paul Durando Vice President—Finance and Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Durando, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Nu Horizons Electronics Corp.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 12, 2002	/S/ PAUL DURANDO
Paul Durando Vice President—Finance and Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur Nadata, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Nu Horizons Electronics Corp.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 12, 2002	/S/ ARTHUR NADATA
Arthur Nadata President and Chief Executive Officer (Principal Executive Officer)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX
to
FORM 10-Q

FOR THE SECOND QUARTER ENDED AUGUST 31, 2002

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTONICS CORP.
(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION

99.1	Certification of Chief Financial Officer Pursuant to Sec 906 of Sarbanes-Oxley Act

99.2	Certification of Chief Executive Officer Pursuant to Sec 906 of Sarbanes-Oxley Act