Form 10-Q
period 2002-11-30
NU HORIZONS ELECTRONICS CORP
filed 2003-01-10
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2002 Commission file number 1-8798

Nu Horizons Electronics Corp.
(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 396 -5000
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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock - Par Value $.0066	16,663,817
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - November 30, 2002 (unaudited) and February 28, 2002	3.

	Consolidated Condensed Statements of Operations (unaudited) - Nine and Three Months Ended November 30, 2002 and 2001	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Nine Months Ended November 30, 2002 and 2001	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12.

Item 4.	Controls and Procedures	12.

Part II.	Other Information	13.

SIGNATURES		14.

CERTIFICATIONS		15 - 16.

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2002	February 28, 2002
	(unaudited)
– ASSETS –
CURRENT ASSETS:
Cash and cash equivalents	$27,053,411	$2,689,978
Accounts receivable—net of allowance of doubtful accounts of $4,177,483 and $4,445,901 for November 30, 2002 and February 28, 2002, respectively	42,296,223	40,018,469
Inventories	68,975,286	95,076,198
Prepaid expenses and other current assets	8,648,885	3,726,568

TOTAL CURRENT ASSETS	146,973,805	141,511,213

PROPERTY, PLANT AND EQUIPMENT—NET (Note 3)	5,288,173	6,145,476

OTHER ASSETS:
Subordinated note receivable (Note 2)	2,000,000	2,000,000
Other assets	1,533,294	1,661,772

	$155,795,272	$151,318,461

– LIABILITIES AND SHAREHOLDERS’ EQUITY –
CURRENT LIABILITIES:
Accounts payable	$18,861,426	$13,637,730
Accrued expenses	9,967,287	7,083,324

TOTAL CURRENT LIABILITIES	28,828,713	20,721,054

LONG TERM LIABILITIES:
Deferred income taxes	239,151	231,598
Revolving credit line (Note 4)	—	2,500,000

TOTAL LONG-TERM LIABILITIES	239,151	2,731,598

MINORITY INTEREST IN SUBSIDIARIES	1,573,717	1,392,632

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 20,000,000 shares authorized; 16,663,817 and 16,609,005 shares issued and outstanding for November 30, 2002 and February 28, 2002, respectively	109,981	109,619
Additional paid-in capital	42,847,266	42,600,827
Retained earnings	83,104,502	84,010,397
Other accumulated comprehensive (loss)	(908,058)	(247,666)

TOTAL SHAREHOLDERS’ EQUITY	125,153,691	126,473,177

	$155,795,272	$151,318,461

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
NET SALES	$231,152,869	$217,909,566	$75,830,874	$58,217,629

COSTS AND EXPENSES:
Cost of sales	188,788,612	170,554,738	62,492,563	46,007,268
Operating expenses	42,837,236	46,329,327	14,501,397	14,288,424
Interest expense	107,762	1,337,488	38,269	191,685

	231,733,610	218,221,553	77,032,229	60,487,377

(LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	(580,741)	(311,987)	(1,201,355)	(2,269,748)
Provision (credit) for income taxes	(25,806)	(165,566)	(238,897)	(963,793)

(LOSS) BEFORE MINORITY INTERESTS	(554,935)	(146,421)	(962,458)	(1,305,955)
Minority interest in earnings of subsidiaries	181,085	357,012	35,592	76,236

(LOSS) FROM CONTINUING OPERATIONS	(736,020)	(503,433)	(998,050)	(1,382,191)

DISCONTINUED OPERATIONS (Note 2):
Income from operations of contract manufacturing subsidiary disposed of—net of income taxes	—	798,735	—	—
Gain on sale of contract manufacturing subsidiary—net of income taxes	—	4,183,507	—	1,606,275

	—	4,982,242	—	1,606,275

NET INCOME (LOSS)	$(736,020)	$4,478,809	$(998,050)	$224,084

NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Continuing operations	$(.04)	$(.03)	$(.06)	$(.08)
Discontinued operations	.00	.30	.00	.09

	$(.04)	$.27	$(.06)	$.01

NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Continuing operations	$(.04)	$(.03)	$(.06)	$(.08)
Discontinued operations	.00	.29	.00	.09

	$(.04)	$.26	$(.06)	$.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,649,037	16,563,547	16,663,817	16,580,927
Diluted	16,649,037	17,437,743	16,663,817	17,379,501

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine Months Ended
	November 30, 2002	November 30, 2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$228,875,115	$300,642,266
Cash paid to suppliers and employees	(201,085,364)	(236,392,490)
Interest paid	(107,762)	(1,337,488)
Income taxes paid	(64,573)	(6,876,513)

Net cash provided by operating activities	27,617,416	56,035,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(170,517)	(1,081,985)
Dividend to minority shareholders	(169,875)	—
Proceeds from sale of subsidiary	—	29,563,000
Net assets of subsidiary sold	—	(18,217,706)
Expenses related to sale of subsidiary	—	(3,606,122)

Net cash (used in) provided by investing activities	(340,392)	6,657,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	6,700,000	70,200,000
Repayments under revolving credit line	(9,200,000)	(129,633,500)
Proceeds from stock options	246,801	359,043

Net cash (used in) financing activities	(2,253,199)	(59,074,457)

EFFECT OF EXCHANGE RATE CHANGE	(660,392)	477,082

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,363,433	4,095,587
Cash and cash equivalents, beginning of year	2,689,978	558,176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,053,411	$4,653,763

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET (LOSS) INCOME	$(736,020)	$4,478,809
Adjustments:
Gain on sale of subsidiary	—	(4,183,507)
Depreciation and amortization	1,027,820	1,010,887
Contribution to ESOP	—	158,844
Bad debt provision	—	86,982
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,277,754)	60,996,045
Decrease in inventories	26,100,912	19,175,887
(Increase) decrease in prepaid expenses and other current assets	(4,922,317)	1,816,337
Decrease (increase) in other assets	128,478	(32,258)
Increase (decrease) in accounts payable and accrued expenses	8,107,659	(27,710,232)
Increase in income taxes	7,553	49,159
Increase in minority interest	181,085	188,822

NET CASH PROVIDED BY OPERATING ACTIVITIES	$27,617,416	$56,035,775

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., Nu Horizons International Corp., Nu Horizons Eurotech Limited and Titan Logistics Corp. and its majority owned subsidiaries, NIC Components Asia PTE LTD, NIC Eurotech Limited, Nu Horizons Asia PTE LTD and Titan Supply Chain Services PTE LTD, contain all adjustments necessary to present fairly the Company’s financial position as of November 30, 2002 and February 28, 2002 and the results of its operations for the nine and three month periods ended November 30, 2002 and 2001, and its cash flows for the nine month periods ended November 30, 2002 and 2001.

See Note 2 regarding the sale of the net assets of the Company’s majority-owned subsidiary, Nu Visions Manufacturing, Inc.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2002, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the nine-month period ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	SALE OF SUBSIDIARY:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc., (“Nu Visions”). The selling price of $31,563,000 was paid with $2,000,000 in subordinated debt and $29,563,000 in cash.

Following is summary financial information for the Company’s discontinued contract-manufacturing subsidiary:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2002	2001	2002	2001
Income from discontinued operations:
Before income taxes	$—	$1,365,838	$—	$—
Income tax provision	—	567,103	—	—

Net income from discontinued operations	—	798,735	—	—

Gain on disposal:
Before income taxes	—	7,153,797	—	2,746,730
Income tax provision	—	2,970,290	—	1,140,455

Net gain on disposal	—	4,183,507	—	1,606,275

Net income and gain on disposal	$—	$4,982,242	$—	$1,606,275

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

3.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:
	November 30, 2002	February 28, 2002
Furniture, fixtures and office equipment	$7,848,158	$7,755,003
Computer equipment	5,494,397	5,405,976
Leasehold improvements	1,254,364	1,254,364

	14,596,919	14,415,343
Less: accumulated depreciation and amortization	9,308,746	8,269,867

	$5,288,173	$6,145,476

4.    BANK LINE OF CREDIT:

On October 18, 2000, the Company entered into an unsecured revolving line of credit with six banks, as amended October 30, 2002, which currently provides for maximum borrowings of $80,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 75 to 265 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through October 18, 2004. There were no outstanding borrowings as of November 30, 2002.

5.    NET INCOME (LOSS) PER SHARE:

Earnings (loss) per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share:

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
NUMERATOR:
Net (loss) from continuing operations	$(736,020)	$(503,433)	$(998,050)	$(1,382,191)
Net income from discontinued operations	—	4,982,242	—	1,606,275

Net income (loss)	$(736,020)	$4,478,809	$(998,050)	$224,084

DENOMINATOR
Denominator for basic earnings per common share – weighted-average number of common shares outstanding	16,649,037	16,563,547	16,663,817	16,580,927
Effect of dilutive stock options	—	874,196	—	798,574

Denominator for diluted earnings per common share – adjusted weighted-average number of common shares outstanding	16,649,037	17,437,743	16,663,817	17,379,501

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

Revenues, by geographic area, for the first nine months of each of our last two fiscal years are as follows:

	November 30, 2002	November 30, 2001
Americas	$212,954,737	$201,705,153
Europe	3,023,765	5,596,620
Asia/Pacific	15,174,367	10,607,793

	$231,152,869	$217,909,566

Total assets, by geographic area, for the third quarter ended in each of our last two fiscal years are as follows:

	November 30, 2002	November 30, 2001
Americas	$140,370,330	$155,181,013
Europe	1,633,594	5,691,106
Asia/Pacific	13,791,348	8,755,040

	$155,795,272	$169,627,159

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Introduction:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), Nu Horizons Eurotech Limited, and Titan Logistics Corp., and its majority owned subsidiaries NIC Components ASIA PTE LTD, NIC Eurotech Limited, Nu Horizons Asia PTE LTD and Titan Supply Chain Services PTE LTD, are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

As of August 23, 2001, the Company sold the assets of Nu Visions Manufacturing, Inc. located in Springfield, Massachusetts, another majority-owned subsidiary of the Company, which was a contract assembler of circuit boards and related electromechanical devices for various OEM’s.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of November 30, 2002 and February 28, 2002; (ii) Consolidated Condensed Statements of Operations for the nine and three month periods ended November 30, 2002 and 2001 and (iii) Consolidated Condensed Statements of Cash Flows for the nine month periods ended November 30, 2002 and 2001.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Continuing Operations:

Sales for the nine-month period ended November 30, 2002 were $231,153,000 as compared to $217,910,000 for the comparable period of the prior year, an increase of $13,243,000 or 6.1%. Sales for the three-month period ended November 30, 2002 were $75,831,000 as compared to $58,218,000 for the comparable period of the prior year, an increase of $17,613,000 or 30.3%. The Company and the industry as a whole have experienced a significant decline in demand for electronic components over the last few years. Management believes that this slow down has stabilized during the current fiscal year and that market conditions have begun to marginally improve, which accounts for the improved sales performance in the current third quarter as compared to the third quarter of the prior fiscal year. However, the marketplace continues to afford poor near term visibility and management continues to believe that the balance of this fiscal year and the early part of the next fiscal year will continue to be flat or provide moderate growth opportunities, at best.

The gross profit margin for the nine month period ended November 30, 2002 was 18.3% as compared to 21.7% for the comparable period of the prior year. The Company believes that the variation in gross profit margin is primarily due to the sale of a larger quantity of lower margin products in the current year’s fiscal period compared to the prior year. The gross profit margin for the quarter ended November 30, 2002 was 17.6% as compared to 21.0% for the quarter ended November 30, 2001. The Company believes that the quarter over quarter decrease in gross margins reflects the sale of a larger quantity of lower margin products in the third fiscal quarter of 2003 compared to the third fiscal quarter of 2002, as well as continued pricing pressures resulting from the industry wide decline in demand coupled with an over-supply of product in the marketplace. As a result, management believes that there could be continued margin pressure over the next several quarters.

Operating expenses decreased to $42,837,000 for the nine months ended November 30, 2002 from $46,329,000 for the nine month period ended November 30, 2001, a decrease of $3,492,000 or 7.5%. Operating expenses increased to $14,501,000 for the three months ended November 30, 2002 from $14,288,000 for the three month period ended November 30, 2001, an increase of $213,000 or 1.5%. The dollar decrease in operating expenses for the nine month period was due to decreases in the following expense categories: approximately $3,470,000 or 99% of the decrease for the period were for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from the substantial reduction in sales volume for the periods. The remaining $22,000 decrease for the nine month period were a result of decreases in various other general and administrative expenses. The sharp reduction in sales has resulted in higher operating expenses as a percent of sales and a loss of the economies of scale the Company enjoyed in recent fiscal years. Management has decided to endure this higher rate of operating expenses in order to be prepared to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

Interest expense decreased to $108,000 for the nine months ended November 30, 2002 from $1,337,000 for the nine months ended November 30, 2001 and to $38,000 for the three months ended November 30, 2002 from $192,000 for the three month period ended November 30, 2001. These decreases were primarily due to bank borrowings being reduced to zero resulting from the continuing decrease in the Company’s accounts receivable and inventory levels as a result of the substantially reduced sales activity during the 2002 periods net of the commitment fees required to maintain the Company’s revolving line of credit facility.

Net loss from continuing operations for the nine-month period ended November 30, 2002 was $736,000 or $.04 per share as compared to a net loss of $503,000 or $.03 per share for the nine-month period ended November 30, 2001. Net loss for the three-month period ended November 30, 2002 was $998,000 or $.06 per share as compared to a net loss of $1,382,000 or $.08 per share for the three-month period ended November 30, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Discontinued Operations:

On August 23, 2001, the Company completed the sale of the assets of its contract manufacturing subsidiary, Nu Visions Manufacturing, Inc. The selling price of $31,563,000 was paid for with $2,000,000 in subordinated debt and $29,563,000 of cash proceeds.

Net income from discontinued operations for the nine-month period ended November 30, 2001 was $799,000 or $.05 per share diluted with no net income or loss in the current nine month period ended November 30, 2002. There was no net income or loss from the discontinued operation for the three month periods ended November 30, 2001 or 2002. The net gain on the sale of the subsidiary resulted in an additional after tax profit of $4,184,000 for nine months ended November 30, 2001 ($1,606,000 for the three months ended November 30, 2001). There were no equivalent items to report for these periods in the current year.

Liquidity and Capital Resources:

At November 30, 2002, the Company’s current ratio was 5.1:1 as compared to 6.8:1 at February 28, 2002. Working capital decreased from approximately $120,790,000 at February 28, 2002 to approximately $118,145,000 at November 30, 2002, while cash increased from February 28, 2002 to November 30, 2002 by approximately $24,363,000. The primary reason for the decrease in working capital were decreases in inventories net of increases in accounts payable and accounts receivable, while the increase in cash primarily resulted from the decrease in inventories.

On October 18, 2000, the Company entered into an unsecured revolving line of credit with six banks, as amended on October 30, 2002, which currently provides for maximum secured borrowings of $80,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 75 to 265 basis points, depending on the ratio of the Company’s total liabilities to its tangible net worth, at the option of the Company through October 18, 2004. Borrowings under this line of credit decreased from $2,500,000 at February 28, 2002 to no borrowings at August 31, 2002. The primary reason for the decrease was borrowing was not needed due to reductions in inventories and receivables as a result of the significant decline in sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

a)
The Company’s Chief Executive Officer and Chief Financial Officer participated in various conversations and meetings within 90 days of the filing of this report during which the Company’s disclosure controls and procedures were evaluated. The Chief Executive Officer and Chief Financial Officer have advised the Company that, based on such evaluation, they believe such disclosure controls and procedures are and continue to be effective.

b)
There have been no significant changes in the Company’s internal controls or in other factors that would significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Changes in Securities

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports:

(a)          Exhibits:

99.1 – Certification of Chief Financial Officer

99.2 – Certification of Chief Executive Officer

(b)          Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date:	January 10, 2003	/s/ Arthur Nadata
Arthur Nadata, President and CEO

Date:	January 10, 2003	/s/ Paul Durando
Paul Durando, Vice President-Finance and Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Durando, Vice President, Finance of Nu Horizons Electronics Corp. certify that:

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

Date:	January 10, 2003	/s/ Paul Durando
Paul Durando
Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur Nadata, President and CEO of Nu Horizons Electronics Corp. certify that:

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

Date:	January 10, 2003	/s/ Arthur Nadata
Arthur Nadata
President and Chief Executive Officer (Principal Executive Officer)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX
to
FORM 10-Q

FOR THE THIRD QUARTER ENDED NOVEMBER 30, 2002

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTRONICS CORP.
(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION

10.1	First Amendment to Revolving Credit Agreement dated October 18, 2000 between the Company and six banks

99.1	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

99.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act