Form 10-K
period 2003-02-28
NU HORIZONS ELECTRONICS CORP
filed 2003-05-22
CIK 718074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

ON FORM 10-K

Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2003	Commission file number 1-8798

Nu Horizons Electronics Corp.

(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 396-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock Par Value $.0066 Per Share	NASDAQ National Market System

(Title of class)

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1-K or any amendment to this Form 10K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2001.

Common Stock—Par Value $.0066	16,663,817
Class	Outstanding Shares

Aggregate Market Value of Non-Affiliate Stock at May 1, 2003—approximately $85,152,105

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

PART I.

ITEM 1.	BUSINESS

GENERAL:

Except for historical information contained herein, the matters set forth herein are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company’s products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company’s expansion efforts, the economic conditions in the semiconductor industry and the financial strength of the Company’s customers and suppliers. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Nu Horizons Electronics Corp. (the “Company”) and its wholly owned subsidiaries, NIC Components Corp. (“NIC”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Nu Horizons International Corp.(“NUI”) NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Eurotech Ltd. (“NUE”), and its majority owned subsidiaries NIC Components Asia PTE. LTD.(“NIA”), NIC Eurotech Ltd. (“NIE”) are engaged in the distribution of and supply chain services for high technology active and passive electronic components.

NUV Inc. (“NUV” or “Nu Visions”), is currently an inactive wholly owned subsidiary of the Company, and was a contract assembler of circuit boards and related electromechanical devices for various original equipment manufacturers, or OEMs, until the sale of its assets on August 23, 2001.

All references in this report to “the Company,” “we,” “our” and “us” are to Nu Horizons Electronics Corp. and its subsidiaries.

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

Manufacturers of electronic components augment their marketing programs through the use of independent distributors and supply chain service providers such as the Company, upon which the Company believes they rely to a considerable extent to market and deliver their products. The Company offers its customers the convenience of diverse inventories, rapid delivery, design and technical assistance, inventory management, forecasting and logistical services and the availability of product in smaller quantities than generally available directly from manufacturers. Generally, companies engaged in the distribution of active and passive electronic components, such as the Company, are required to maintain a relatively significant investment in inventories and accounts receivable. To meet these requirements, the Company, and other companies in the industry, typically depend on internally generated funds as well as external borrowings.

ITEM 1.	BUSINESS (Continued):

Management’s policy is to manage, maintain and control the bulk of its inventories from its principal headquarters and stocking facilities in Melville, Long Island, New York, in San Jose, California and Singapore. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable in order to better serve the specific needs of local markets.

Semiconductor Products (Active Components):

The Company is a distributor of a broad range of semiconductor products to commercial and military OEM’s, principally in the United States. The Company is a franchised distributor of active components for approximately thirty product lines. Significant franchised product lines include Allegro, Elantec, Exar, Hitachi Semiconductor, Integrated Circuit Systems, Intersil Corporation, Marvel, Pericom, ST Microelectronics, Sun Microsystems, TDK Semiconductor, Toshiba, Vitesse Semiconductor and Xilinx among others.

The Company’s franchise agreements authorize it to sell all or part of the product line of a manufacturer on a non-exclusive basis. Under these agreements, each manufacturer will generally grant credits for any subsequent price reduction by such manufacturer and inventory return privileges whereby the Company can return to each such manufacturer for credit or exchange a percentage ranging from 5% to 20% of the inventory purchased from said manufacturer during a semi-annual period. The franchise agreements generally may be cancelled by either party upon written notice. The Company anticipates, in the future, entering into additional franchise agreements and increasing its inventory levels in accordance with business demands.

Passive Components and Relationship with Nippon:

NIC has been the exclusive outlet in North America for Nippon Industries Co. Ltd.’s (Japan) (“Nippon”) brand of passive components with a license for the use of the Nippon brand. The Company has a License Agreement with Nippon dated as of September 1, 2000 under which the Company has been granted an exclusive license to use the Nippon brand in the United States, Mexico, Central and South America and the Caribbean. The License Agreement has an initial term of ten years and automatically renews for successive one year periods unless the Company or Nippon terminates the License Agreement 90 days prior to the end of the initial or any renewal term.

Due to certain market situations, NIC, with Nippon’s assent, has also established several manufacturing associations with U.S. and Taiwan based manufacturers to supply NIC with a portion of its product requirements under the NIC brand. NIC intends to continue to give Nippon priority, however, in acquiring Nippon’s products whenever Nippon’s technology and pricing are commensurate market requirements.

Sales and Marketing:

Management’s strategy for long-term success has been to focus the Company’s sales and marketing efforts towards the following industry segments, both domestically and abroad: industrial, telecom/datacom, medical instrumentation, microwave and RF, fiber-optic, consumer electronics, security and protection devices, office equipment, computers and computer peripherals, factory automation and robotics. In order to help achieve these goals, the Company may enter into new franchise agreements for a broad base of commodity semiconductor products including those used in the key niche industries referred to above.

All sales are made through customers’ purchase orders. Semiconductors are sold primarily via telephone by the Company’s in-house staff of approximately 80 salespersons, and by a field sales force of approximately 100 salespersons. The Company maintains branch sales facilities located as follows:

ITEM1.    BUSINESS (Continued):

Sales and Marketing (continued):

EAST COAST

Massachusetts—Boston

New York—Melville (Long Island) and Rochester

New Jersey—Mt. Laurel (Philadelphia) and Pine Brook

Ohio—Cleveland

Maryland—Columbia

North Carolina—Raleigh

Georgia—Atlanta

Alabama—Huntsville

Florida—Ft. Lauderdale, Orlando and Tampa

MIDWEST	WEST COAST

Arizona—Phoenix	California—Irvine, Los Angeles, Sacramento,
Colorado—Denver	San Diego and San Jose
Illinois—Chicago	Oregon—Portland
Minnesota—Minneapolis	Washington—Redmond
Texas—Dallas

CANADA	ASIA	EUROPE

Toronto	Singapore	Buckingham, England
Hong Kong, China
Shanghai, China
Seoul, S. Korea

NIC’s passive components are marketed through the services of a national network of approximately 20 independent sales representative organizations, employing over 200 salespersons, as well as through NIC’s in-house sales and engineering personnel. The independent representative organizations do not represent competing product lines but sell other related products. Commissions to such organizations generally range from 2 to 3% of all sales in a representative’s exclusive territory.

NIC has developed a national network of approximately 75 regional distributor locations, which market passive components on a non-exclusive basis. Approximately 35 of the regional distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory. These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges. Due to the efforts of NIC and its distributors, NIC’s passive components have been tested and “designed in” as a prime source of qualified product by over 7,000 OEMs in the United States.

No single customer accounted for more than 3% of the Company’s consolidated sales for the year ended February 28, 2003. The Company’s sales practice is to require payment within thirty days of delivery.

Source of Supply:

The Company inventories an extensive stock of active and passive components, however, if the Company’s customers order products for which the Company does not maintain inventory, the Company’s marketing strategy is to obtain such products from its franchise manufacturers, or, if a product is unobtainable, to identify and recommend satisfactory interchangeable alternative components. For this purpose, the Company devotes considerable efforts to familiarizing itself with component product movement throughout the industry, as well as to constant monitoring of its own inventories.

ITEM 1.	BUSINESS (Continued):

Source of Supply (continued):

As of February 28, 2003, there were two manufacturers that represented more than 10% of the Company’s inventory on a consolidated basis. Those suppliers accounted for approximately $24,044,000 of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced a shortage or surplus of certain electronic products.

For the year ended February 28, 2003, the Company purchased inventory from two suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $57,915,000 and $22,289,000 for the fiscal year.

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

The Company’s competitive ability to price its imported active and passive components could be adversely affected by increases in tariffs, duties, changes in the United States’ trade treaties with Japan, Taiwan or other foreign countries, transportation strikes and the adoption of Federal laws containing import restrictions. In addition, the cost of the Company’s imports could be subject to governmental controls and international currency fluctuations. Because imports are paid for with U.S. dollars, the decline in value of United States currency as against foreign currencies would cause increases in the dollar prices of the Company’s imports from Japan and other foreign countries. Although the Company has not experienced any material adverse effect to date in its ability to compete or maintain its profit margins as a result of any of the foregoing factors, no assurance can be given that such factors will not have a material adverse effect in the future.

Backlog:

The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 2003, the Company’s backlog was approximately $29,600,000 as compared to a backlog of approximately $34,900,000 at May 1, 2002.

Employees:

As of February 28, 2003, the Company employed approximately 483 persons: 12 in management, 331 in sales and sales support, 21 in product and purchasing, 26 in finance, accounting and human resources, 20 in MIS, 14 in operations and 59 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

ITEM 1.	BUSINESS (Continued):

Available Information:

The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C., 20549. the public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

In addition, we make available free of charge on our website at http://www.nuhorizons.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.	PROPERTIES

In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. The lease term is from December 17, 1996, to December 16, 2008 at an annual base rental of $601,290 and provides for a 4% annual escalation in each of the last ten years of the term.

On May 1, 1996, the Company leased approximately 25,000 square feet of warehouse and office space for its San Jose, California operation. This facility serves as the Company’s West Coast regional sales and distribution headquarters. The lease term is from May 1, 2001 to April 30, 2006 at an annual base rental of $540,000.

On August 1, 2000, the Company leased approximately 10,000 square feet of office space in Melville, Long Island, New York to serve as the executive offices of it’s NIC Components subsidiary. The lease term is from April 1, 2001 to December 31, 2008 at an annual base rental of $285,700 and provides for a 4% annual escalation in each subsequent year of the lease.

The Company also leases space for twenty nine (29) branch sales offices, which range in size from 1,000 square feet to 9,300 square feet, with lease terms that expire between July 2003 and June 2009. Annual base rentals range from $21,600 to $199,400 with aggregate base rentals approximating $1,530,000. The Company believes it can obtain extensions of the leases scheduled to expire in fiscal 2004 on substantially similar terms to those currently in effect.

ITEM 3.	LEGAL PROCEEDINGS:

No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted during the fourth quarter of the fiscal year ended February 28, 2003 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

a)	The Company’s common stock is traded on the NASDAQ National Market System under the symbol “NUHC”. The following table sets forth, for the periods indicated, the high and low closing prices for the Company’s common stock as reported by the NASDAQ National Market System.

	High	Low
FISCAL YEAR 2002:
First Quarter	$12.51	$8.98
Second Quarter	11.23	8.39
Third Quarter	9.22	7.75
Fourth Quarter	10.92	8.50

FISCAL YEAR 2003:
First Quarter	$10.00	$8.35
Second Quarter	9.25	6.35
Third Quarter	7.20	4.98
Fourth Quarter	7.11	4.85

FISCAL YEAR 2004:
First Quarter (Through May 1, 2003)	$5.45	$4.16

b)	As of May 1, 2003, the Company’s common stock was owned by approximately 400 holders of record and 7,500 beneficial holders.

c)	The Company has never paid a cash dividend on its common stock. The Company’s current revolving credit line agreement permits dividends of up to 25% of the Company’s consolidated net income.

ITEM 6.	SELECTED FINANCIAL DATA:

	For The Year Ended February 28, 2003	For The Year Ended February 28, 2002	For The Year Ended February 28, 2001	For The Year Ended February 29, 2000	For The Year Ended February 28, 1999
INCOME STATEMENT DATA:

Continuing Operations
Net sales	$302,080,809	$281,912,508	$634,009,953	$364,069,562	$243,514,672
Gross profit on sales	55,228,068	60,222,426	139,502,597	76,456,311	53,016,248
Gross profit percentage	18.3%	21.4%	22.0%	21.0%	21.8%
Net income (loss) before provision for income taxes and minority interests	(2,309,743)	(2,797,157)	58,515,268	20,694,140	7,668,406
Net income (loss)	(2,511,638)	(2,762,566)	33,561,085	11,903,786	4,608,127

Net income (loss) from discontinued operations	—	4,982,242 *	1,791,000	(205,000)	(63,296)

Total net income	$(2,511,638)	$2,219,676	$35,352,085	$11,698,786	$4,544,831

Earnings per common share:
Basic	$(.15)	$.13	$2.18	$.87	$.35

Diluted	$(.14)	$.13	$1.99	$.67	$.29

*	Includes gain on sale of unit

	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999
BALANCE SHEET DATA:

Working capital	$116,792,079	$120,790,159	$201,732,737	$106,903,383	$71,343,379
Total assets	148,099,189	151,318,461	247,830,999	136,625,266	94,340,725
Long-term debt	252,832	2,731,598	85,181,496	38,307,319	22,377,852
Shareholders’ equity	123,9992,341	126,473,177	124,361,211	75,461,183	56,337,068

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Introduction:

Nu Horizons Electronics Corp. and its wholly owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc., (“NUC”), Nu Horizons Eurotech Limited (“NUE”), Nu Horizons Asia PTE LTD (“NUA”), Titan Supply Chain Services Corp. (“TITAN”) Titan Supply Chain Services PTE LTD (“TSC”), Nu Horizons International Electronics Corp. (“NUI”) and its majority owned subsidiaries NIC Components Asia PTE. LTD. (“NIA”), and NIC Eurotech Limited are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks.

As of August 23, 2001 the Company sold the assets of Nu Visions Manufacturing Inc. (“Nu Visions”), a wholly owned subsidiary of the Company, which was a contract assembler of circuit boards and related electromechanical devices for various OEM’s.

The financial information presented herein includes: (i) Balance sheets as of February 28, 2003, and February 28, 2002; (ii) Statements of income for the twelve month periods ended February 28, 2003, February 28, 2002 and February 28, 2001; (iii) Statements of cash flows for the twelve month periods ended February 28, 2003, February 28, 2002 and February 28, 2001; and (iv) Consolidated changes in shareholders’ equity for the twelve month periods ended February 28, 2003, February 28, 2002 and February 28, 2001.

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

•	The Company maintains allowances for doubtful accounts for estimated bad debts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their inability to make payments, additional allowances might be required.

•	Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.

Fiscal Year 2003 versus 2002

Results of Continuing Operations:

Net sales for the year ended February 28, 2003 aggregated $302,081,000 as compared to $281,913,000 for the year ended February 28, 2002, an increase of $20,168,000 or approximately 7.2%. Management attributes this increase in sales for the period to the core semiconductor and passive component distribution business, which has recently experienced a moderate increase in demand. Management believes that the current slowdown stabilized during the prior fiscal year and that market conditions have begun to marginally improve. Although the marketplace continues to afford poor visibility, management continues to believe that the first half of fiscal 2004 will continue to be flat or provide modest growth opportunities at best. We are hopeful that the second half of fiscal 2004 will bring a return of low double digit growth patterns as the technology sector moves toward a substantial recovery, however, no assurances can be given in this regard.

Gross profit margin as a percentage of net sales was 18.3% for the year ended February 28, 2003 as compared to 21.4% for the year ended February 28, 2002. This continuing decrease in gross margin percentage reflects decreasing prices due to increased competitive pressures resulting from the industry wide decline in demand coupled with an oversupply of product in the marketplace. The aforementioned reduction in margin percentage resulted in a $5,000,000 decrease in total gross margin dollars in fiscal 2003 in spite of the 7.2% or $20,200,000 increase in sales. Management believes that the margin pressure during the first quarter of fiscal 2004 could continue for the balance of the first half of fiscal 2004, with a return to relative margin stability in the second half of fiscal 2004, however, no assurances can be given in this regard.

Operating expenses decreased by $2,938,000 to $57,440,000 for the year ended February 28, 2003 from $60,378,000 for the year ended February 28, 2002, a decrease of approximately 4.9%. The dollar decrease in operating expenses was due to an approximately $3,850,000 decrease in personnel related costs—commissions, salaries, travel and fringe benefits, partially offset by an increase of approximately $912,000 in various other general and administrative expenses. Operating expenses as a percentage of sales decreased to 19.0% of sales as compared to 21.4% for the prior year.

Interest expense decreased by $1,419,000 from $1,517,000 for the year ended February 28, 2002 to $98,000 for the year ended February 28, 2003. This decrease was primarily due to bank borrowings being reduced to zero resulting from the decrease in the Company’s inventory and accounts receivable levels which had been needed to support sales activity in the fiscal 2001 and 2002 periods, net of the commitment fees required to maintain the Company’s revolving line of credit facility.

Net loss from continuing operations for the year ended February 28, 2003 was $2,512,000 or $.15 per share, as compared to a loss of $2,763,000 or $.17 per share for the year ended February 28, 2002. Management attributes the fiscal 2003 loss of $2,512,000 to a continued reduction of gross margin dollars exceeding the reduction in operating and interest expense. The $2,763,000 loss for fiscal 2002 is due to reduced sales volumes in excess of reductions in operating expenses, resulting in a loss of $1,638,000 and a one-time charge for the impairment of the value of goodwill, which had previously been amortized over a fifteen-year period, resulting in an additional $1,125,000 loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Discontinued Operations:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc. The selling price of $31,563,000 was paid with $2,000,000 subordinated debt and $29,563,000 of cash proceeds.

Net income from the discontinued operation for the year ended February 28, 2002 was $799,000 or $.05 per share with no net income or loss in the current fiscal year. The net gain on the sale of the subsidiary resulted in an after tax profit of $4,184,000 or $.25 per share for the fiscal year February 28, 2002. This resulted in total net income from the discontinued operation for the year ended February 28, 2002 of $4,982,000 or $.30 per basic share and $.29 per diluted share. There were no equivalent items to report for the current fiscal year ended February 28, 2003.

Combined Net Income (Loss):

Net loss for the year ended February 28, 2003 was $2,512,000 or $.14 per share as compared to net income (which comes from both continuing and discontinued operations) of $2,220,000 or $.13 per share in the fiscal year ended February 28, 2002.

Fiscal Year 2002 versus 2001

Results of Continuing Operations:

Net sales for the year ended February 28, 2002 aggregated $281,913,000 as compared to $634,010,000 for the year ended February 28, 2001, a decrease of $352,097,000 or approximately 56%. Management attributes this decrease in sales for the period to the core semiconductor and passive component distribution business, which experienced substantially decreased demand. Toward the latter part of the fourth quarter of our prior fiscal year, we and the market place overall began to experience a significant decline in demand for electronic components. This reduced demand continued throughout fiscal 2002.

Gross profit margin as a percentage of net sales was 21.4% for the year ended February 28, 2002 as compared to 22.0% for the year ended February 28, 2001. It should also be noted that the gross profit margin for the fourth quarter of fiscal 2002 was 20.1%. This continuing decrease in gross margin reflected decreasing prices due to increased competitive pressures resulting from the industry wide decline in demand coupled with an oversupply of product in the marketplace.

Operating expenses decreased by $15,747,000 to $60,378,000 for the year ended February 28, 2002 from $76,125,000 for the year ended February 28, 2001, a decrease of approximately 21%. The dollar decrease in operating expenses was due to decreases in the following expense categories: approximately $11,290,000 or approximately 72% of the decrease was for personnel related costs—commissions, salaries, travel and fringe benefits. The remaining decrease of approximately $4,457,000 or approximately 28% of the total is a result of decreases in various other general and administrative expenses. Operating expenses as a percentage of sales, however, increased to 21.4% of sales as compared to 12.0% for the prior year. The sharp reduction in sales has resulted in higher operating expenses as a percentage of sales and a loss of the economies of scale the Company enjoyed in its prior fiscal year. Management decided to endure this higher rate of operating expenses in order to be prepared for what it believed would be an inevitable rebound for the industry.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Interest expense decreased by $3,345,000 from $4,862,000 for the year ended February 28, 2001 to $1,517,000 for the year ended February 28, 2002. This decrease was primarily due to the lower average levels of bank debt during the year resulting from the decrease in the Company’s inventory and accounts receivable levels required to support reduced sales activity, repayment of indebtedness with the proceeds of the sale of the Nu Visions Manufacturing (NUV) subsidiary and substantially lower interest rates overall.

Net loss from continuing operations for the year ended February 28, 2002 was $2,763,000 or $.17 share, as compared to income of $33,561,000 or $2.07 per basic share and $1.89 per diluted share, for the year ended February 28, 2001. Management attributed $1,638,000 of the loss for fiscal 2002 to reduced sales volumes, resulting in a greater decrease in gross profit margin dollars than in operating expenses. The remaining loss of $1,125,000, was attributable to a one-time charge for the impairment of the value of goodwill, which had previously been amortized over a fifteen-year period.

Discontinued Operations:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, NUV. The selling price was paid with a $2,000,000 Subordinated Note and $29,563,000 in cash.

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

Liquidity and Capital Resources:

Fiscal Year 2003 versus 2002

The Company ended its 2003 fiscal year with working capital and cash aggregating approximately $116,792,000 and $31,346,000 respectively, as compared to approximately $120,790,000 and $2,690,000 respectively, at February 28, 2002. The Company’s current ratio at February 28, 2003, was 6.2:1 as compared to 6.8:1 at February 28, 2002. The Company believes that its financial position at February 28, 2003, will enable it to take advantage of any new opportunities that may arise.

On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, as amended, which currently provides for maximum borrowings of $80,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 75 to 265 basis points depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through October 18, 2004. Borrowings under this line of credit were $2,500,000 at February 28, 2002. There were no borrowings at February 28, 2003. As of the end of both fiscal years, the Company was in compliance with all the required covenants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

The Company has contacted its banks to discuss entering into a new loan agreement to address the Company’s need to revise certain financial covenants contained in the current loan agreement. The Company is currently in full compliance with all of the covenants contained in its current agreement. However, the Company believes that there is a risk that, due to the overall decline in sales in the electronic components market, coupled with its decision to continue to invest both domestically and in the Asian market, commencing in June 2003, the Company may violate the covenant related to minimum tangible net worth. Several banks have advised the Company that they are willing to enter into a new loan agreement that would enable the Company to remain in compliance with all covenants, as revised, for the foreseeable future. There can be no assurances that the Company and its lenders will actually enter into such an agreement.

The Company anticipates that its resources provided by its cash flow from operations, without entering into the aforementioned agreement, will be sufficient to meet its financing requirements for at least the next twelve-month period. The company is not currently a borrower and does not believe it will need to borrow during the next twelve month period.

Off-Balance Sheet Arrangements:

As of February 28, 2003 the Company had no off-balance sheet arrangements to report.

Contractual Obligations:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long Term Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	405,000	256,000	149,000	—	—
Operating Lease Obligations	11,894,000	3,148,000	5,301,000	2,560,000	885,000
Purchase Obligations	—	—	—	—	—
Minority Interest	1,182,000	—	—	—	1,182,000

Total	$13,481,000	$3,404,000	$5,450,000	$2,560,000	$2,067,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

Forward Looking Statement Disclaimer:

Except for historical information contained herein, the matters set forth above may be forward-looking statements such forward-looking statements are based on the current beliefs of the Company’s management. Certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amounts of sales of the Company’s products, the competitive environment within the electronic industry, the ability of the Company to continue to expand its operations and the level of costs incurred in connection therewith, economic conditions in the semiconductor industry and the financial strength of the Company’s customers and suppliers. The Company does not undertake any obligation to update its forward looking statements. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A.	MARKET AND OTHER BUSINESS RISKS:

The Company’s credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company has borrowings outstanding under its line of credit.

The Company has several foreign subsidiaries and acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates, primarily the Singapore dollar and the British pound. These risks could have a material impact on the Company’s financial results in future periods.

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

Independent Auditors’ Report

To The Board of Directors and Shareholders

Nu Horizons Electronics Corp.

Melville, New York

We have audited the accompanying consolidated balance sheets of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2003 and 2002, and the consolidated statements of operations, changes in shareholders’ equity and cash flows for the three years in the period ended February 28, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the index at Item 15(a) presents fairly, in all material respects, the information required to be set forth therein.

/s/ LAZAR LEVINE & FELIX LLP
LAZAR LEVINE & FELIX LLP

New York, New York

May 5, 2003

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2003	February 28, 2002
-ASSETS-
CURRENT ASSETS:
Cash	$31,345,616	$2,689,978
Accounts receivable—net of allowance for doubtful accounts of $4,083,590 and $4,445,901 for 2003 and 2002, respectively	39,092,343	40,018,469
Inventories	66,073,022	95,076,198
Prepaid expenses and other current assets	2,952,665	3,726,568

TOTAL CURRENT ASSETS	139,463,646	141,511,213

PROPERTY, PLANT AND EQUIPMENT—NET	5,150,499	6,145,476

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,485,044	1,661,772

	$148,099,189	$151,318,461

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
CURRENT LIABILITIES:
Accounts payable	$16,732,172	$13,637,730
Accrued expenses	5,939,395	7,083,324

TOTAL CURRENT LIABILITIES	22,671,567	20,721,054

LONG-TERM LIABILITIES:
Revolving credit line	—	2,500,000
Deferred income taxes	252,832	231,598

TOTAL LONG-TERM LIABILITIES	252,832	2,731,598

MINORITY INTEREST IN SUBSIDIARIES	1,182,449	1,392,632

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,663,817 and 16,609,005 shares issued and outstanding for 2003 and 2002, respectively	109,981	109,619
Additional paid-in capital	42,925,545	42,600,827
Retained earnings	81,498,759	84,010,397
Other accumulated comprehensive income (loss)	(541,944)	(247,666)

TOTAL SHAREHOLDERS’ EQUITY	123,992,341	126,473,177

	$148,099,189	$151,318,461

See notes to consolidated financial statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	February 28, 2003	February 28, 2002	February 28, 2001
NET SALES	$302,080,809	$281,912,508	$634,009,953

COSTS AND EXPENSES:
Cost of sale	246,852,741	221,690,082	494,507,356
Operating expenses	57,439,743	60,377,685	76,125,482
Impairment of goodwill	—	1,124,636	—
Interest expense	98,068	1,517,262	4,861,847

	304,390,552	284,709,665	575,494,685

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	(2,309,743)	(2,797,157)	58,515,268
Provision (credit) for income taxes	(539,927)	(503,742)	24,110,598

INCOME (LOSS) BEFORE MINORITY INTERESTS	(1,769,816)	(2,293,415)	34,404,670
Minority interest in earnings of subsidiary	741,822	469,151	843,585

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,511,638)	(2,762,566)	33,561,085

DISCONTINUED OPERATIONS:
Income from operations of contract manufacturing subsidiary disposed of—net of income taxes	—	798,735	1,791,000
Gain on sale of contract manufacturing subsidiary—net of income taxes	—	4,183,507	—

	—	4,982,242	1,791,000

NET INCOME (LOSS)	$(2,511,638)	$2,219,676	$35,352,085

NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Continuing operations	$(.15)	$(.17)	$2.07
Discontinued operations	.00	.30	.11

	$(.15)	$.13	$2.18

NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Continuing operations	$(.14)	$(.16)	$1.89
Discontinued operations	.00	.29	.10

	$(.14)	$.13	$1.99

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,663,817	16,574,911	16,213,084
Diluted	17,418,739	17,430,332	17,746,075

See notes to consolidated financial statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Loan To Esop	Total Shareholders’ Equity
Balance at February 29, 2000	10,018,652	$66,122	$29,455,741	$46,438,636	$—	$(499,316)	$75,461,183
Three-for-two stock split	5,437,364	35,887	(35,887)	—	—	—	—
Exercise of stock options	1,045,824	6,903	7,310,016	—	—	—	7,316,919
Income tax benefit from stock options exercised	—	—	5,068,745	—	—	—	5,068,745
Repayment from ESOP	—	—	—	—	—	340,472	340,472
Foreign currency translation	—	—	—	—	821,807	—	821,807
Net income	—	—	—	35,352,085	—	—	35,352,085

Balance at February 28, 2001	16,501,840	108,912	41,798,615	81,790,721	821,807	(158,844)	124,361,211
Exercise of stock options	107,165	707	490,616	—	—	—	491,323
Income tax benefit from stock options exercised	—	—	311,596	—	—	—	311,596
Repayment from ESOP	—	—	—	—	—	158,844	158,844
Foreign currency translation	—	—	—	—	(1,069,473)	—	(1,069,473)
Net income	—	—	—	2,219,676	—	—	2,219,676

Balance at February 28, 2002	16,609,005	109,619	42,600,827	84,010,397	(247,666)	—	126,473,177
Exercise of stock options	54,812	362	246,439	—	—	—	246,801
Income tax benefit from stock options exercised	—	—	78,279	—	—	—	78,279
Foreign currency translation	—	—	—	—	(294,278)	—	(294,278)
Net (loss)	—	—	—	(2,511,638)	—	—	(2,511,638)

Balance at February 28, 2003	16,663,817	$109,981	$42,925,545	$81,498,759	$(541,944)	$—	$123,992,341

See notes to consolidated financial statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	February 28, 2003	February 28, 2002	February 28, 2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Cash received from customers	$303,006,935	$358,499,244	$637,588,990
Cash paid to suppliers and employees	(271,254,844)	(275,441,710)	(659,196,422)
Interest paid	(98,068)	(1,517,262)	(5,559,847)
Income taxes paid	(67,652)	(2,987,904)	(29,847,868)

Net cash provided (used) by operating activities	31,586,371	78,552,368	(57,015,147)

Cash flows from investing activities:
Capital expenditures	(383,255)	(1,393,184)	(4,330,953)
Proceeds from sale of subsidiary	—	29,563,000	—
Net assets of subsidiary sold	—	(18,217,706)	—
Expenses related to sale of subsidiary	—	(3,606,122)	—

Net cash provided (used) by investing activities	(383,255)	6,345,988	(4,330,953)

Cash flows from financing activities:
Borrowings under revolving credit line	6,700,000	81,300,000	210,775,000
Repayments under revolving credit line	(9,200,000)	(163,800,000)	(163,575,000)
Proceeds from exercise of stock options	246,801	802,919	12,385,664

Net cash (used) by financing activities	(2,253,199)	(81,697,081)	59,585,664

Effect of exchange rate changes	(294,279)	(1,069,473)	821,807

Net increase (decrease) in cash and cash equivalents	28,655,638	2,131,802	(938,629)

Cash and cash equivalents, beginning of year	2,689,978	558,176	1,496,805

Cash and cash equivalents, end of year	$31,345,616	$2,689,978	$558,176

See notes to consolidated financial statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Year Ended
	February 28, 2003	February 28, 2002	February 28, 2001
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH FROM OPERATING ACTIVITIES
NET (LOSS) INCOME	$(2,511,638)	$2,219,676	$35,352,085
Adjustments:
Gain on sale of subsidiary	—	(4,183,507)	—
Depreciation and amortization	1,378,233	1,416,235	2,007,864
Impairment of goodwill	—	1,124,636	—
Contribution to ESOP (compensation)	—	158,844	340,472
Bad debt provision	—	86,982	2,793,468
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	926,126	54,850,081	(33,039,963)
Decrease (increase) in inventories	29,003,176	40,047,471	(65,579,273)
Decrease (increase) in prepaid expenses and other current assets	773,903	4,230,329	(5,907,296)
Decrease (increase) in other assets	176,728	(2,045,742)	(404,463)
Increase (decrease) in accounts payable and accrued expenses	1,950,513	(19,703,700)	10,528,757
Increase (decrease) in income taxes	99,513	50,102	(3,949,071)
Increase in minority interest	(210,183)	300,961	842,273

Net cash provided by (used in) operating activities	$31,586,371	$78,552,368	$(57,015,147)

See notes to consolidated financial statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

1. ORGANIZATION:

Nu Horizons Electronics Corp. and its subsidiaries, (both wholly and majority owned) are wholesale and export distributors of semiconductor and passive electronic components throughout the United States, Asia and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Principles of Consolidation:

The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. (the “Company”), and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Eurotech (“NUE”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), NUV Inc. (“NUV”) and its majority owned subsidiaries, NIC Eurotech Limited (“NIE”) and NIC Components Asia PTE. LTD (“NIA”). All material intercompany balances and transactions have been eliminated. See also Note 3.

b. Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

c. Concentration of Credit Risk/Fair Value:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institution and believes the Company’s risk is negligible. Concentrations with regard to accounts receivable are limited due to the Company’s large customer base.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

e. Inventories:

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.

f. Depreciation:

Depreciation is provided using the straight-line method as follows:

Office equipment	5 years
Furniture and fixtures	5 – 12 years
Computer equipment	5 years

Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition, the associated cost and accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations.

g. Goodwill:

The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” As a result of this review, the Company identified certain conditions as indicators of asset impairment and accordingly, recognized full impairment of the remaining goodwill, recording a one-time charge of $1,124,636, as of February 28, 2002.

Prior to its determination of impairment, costs in excess of net assets acquired were amortized on a straight-line basis over fifteen years. As of the end of fiscal 2003 and 2002, there was no goodwill on the Company’s balance sheet The Company has adopted SFAS No. 142 regarding the new provisions for the accounting of any future goodwill.

h. Income Taxes:

The Company has elected to file a consolidated federal income tax return with its domestic subsidiaries. The Company utilizes SFAS 109 “Accounting for Income Taxes”, which requires use of the asset and liability approach of providing for income taxes. Deferred income taxes are provided for on the timing differences for certain items which are treated differently for tax and financial reporting purposes. These items include depreciation of fixed assets, inventory capitalization valuations and the recognition of bad debt expense.

International has elected under Section 995 of the Internal Revenue Code to be taxed as an “Interest Charge Disc”. Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International’s untaxed income at February 28, 2003 approximates $2,500,000.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

i. Revenue Recognition/Shipping and Handling Costs:

The company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under SAB 101 revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of discounts, rebates and returns.

Amounts related to shipping and handling that are billed to customers as part of sales transactions are reflected as a reduction of operating expenses and aggregated $97,125, $130,328, and $279,181 for the fiscal years ended 2003, 2002 and 2001, respectively. Shipping and handling costs incurred by the Company, are included in costs of sales and aggregated $1,117,080, $1,042,052, and $2,454,242 for the fiscal years ended 2003, 2002 and 2001, respectively.

j. Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the fiscal years ended 2003, 2002 and 2001, such costs aggregated $295,466, $424,490, and $1,295,465 respectively.

k. Earnings Per Common Share:

Basic and diluted earnings per share have been computed in accordance SFAS No. 128. The number of average shares for each period has been adjusted to reflect the 3-for-2 stock split in October, 2000.

l. Stock-Based Compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, “Accounting for Stock Based Compensation”, whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant. (See “Recent Accounting Pronouncements” below as regards SFAS No. 148).

m. Foreign Currency Translation/Other Comprehensive Income:

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders’ equity in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

n. Reclassifications:

Certain prior years information has been reclassified to conform to the current year’s reporting presentation.

o. Recent Accounting Pronouncements:

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated by the Company after December 31, 2002.

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for transition to SFAS No. 123’s fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

3. SALE OF SUBSIDIARY:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc. (“Nu Visions”). The selling price of $31,563,000 consisted of $2,000,000 in a subordinated note (see below) and $29,563,000 in cash.

Operating results of Nu Visions were as follows:

	2003	2002	2001
Net sales	—	$21,736,655	$36,620,000
Income before income taxes	—	1,331,226	3,036,000
Income tax provision	—	798,735	1,791,000

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

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment which is recorded at cost, consists of the following:

	2003	2002
Furniture, fixtures and equipment	$7,882,785	$7,755,003
Computer equipment	5,678,891	5,405,976
Leasehold improvements	1,254,364	1,254,364

	14,816,040	14,415,343
Less: accumulated depreciation and amortization	9,665,541	8,269,867

	$5,150,499	$6,145,476

Depreciation expense for the years ended February 28, 2003, February 28, 2002 and February 28, 2001 aggregated $1,378,233, $1,259,248, and $1,131,169, respectively.

5. OTHER ASSETS:

Other assets consists of the following:

	2003	2002
Net cash surrender value—life insurance	$1,280,884	$1,218,691
Other assets	204,160	443,081

	$1,485,044	$1,661,772

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

6. REVOLVING CREDIT LINE:

On October 18, 2000, the Company entered into a new unsecured revolving line of credit with six banks, as amended October 30, 2002 and February 24, 2003, which currently provides for maximum borrowings of $80,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 75 to 265 basis points depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company, through October 18, 2004. Direct borrowings under the line of credit were $2,500,000 at February 28, 2002. There were no borrowings at February 28, 2003. As of the end of each of the fiscal years, the Company had met all of the required covenants.

7. CAPITAL STOCK AND STOCK OPTIONS:

On September 13, 2000, the Company’s Board of Directors declared a three-for -two stock split of the Company’s common stock, which was distributed on October 23, 2000, to all holders of record at the close of business on October 2, 2000. As a result of the stock split, 5,437,364 shares were distributed. All shares and per share data for all periods presented have been restated to reflect this stock split.

Stock options granted to date under the Company’s 1994 Stock Option Plan generally expire five years after date of grant and become exercisable in four equal annual installments, commencing one year from date of grant. Stock options granted to date under each of the Company’s 1998, 2000 and 2002 Stock Option Plans and 2000 and 2002 Key Employee Stock Option Plans generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant. Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

7. CAPITAL STOCK AND STOCK OPTIONS (Continued):

A summary of options granted and related information for the three years ended February 28, 2003 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, February 29, 2000	2,067,210	3.02
Stock split (3-for-2)	762,063	$—
Granted	479,750	14.62
Exercised	(1,045,824)	7.00
Cancelled	(14,420)	4.70

Outstanding February 28, 2001	2,248,779	5.88

Weighted average fair value of options granted during the year		$8.15

Granted	99,000	$10.00
Exercised	(103,304)	4.77
Cancelled	(43,763)	8.46

Outstanding February 28, 2002	2,200,712	6.07

Weighted average fair value of options granted during the year		$9.99

Granted	1,361,000	$7.15
Exercised	(54,812)	4.30
Cancelled	(57,122)	8.62

Outstanding February 28, 2003	3,449,778

Weighted average fair value of options granted during the year		$6.08

Options exercisable at the end of each fiscal year:
February 28, 2001	996,890	$4.35
February 28, 2002	1.818,621	5.04
February 28, 2003	1,924,653	5.62

Exercise prices for options outstanding as of February 28, 2003 ranged from $2.93 to $18.33. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at February 28, 2003 are held by approximately 70 individuals.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

7. CAPITAL STOCK AND STOCK OPTIONS (Continued):

The Company applies APB 25 and related Interpretations in accounting for the Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined using the fair value based method, as defined in SFAS 123, the Company’s net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2003	2002	2001
Net earnings (loss):
As reported	$(2,511,638)	$2,219,676	$35,352,085
Pro forma	(3,382,655)	1,230,375	34,344,329
Basic earnings per share:
As reported	$(.15)	$.13	$2.18
Pro forma	$(.20)	$.07	$2.12
Diluted earnings per share:
As reported	*	$.13	$1.99
Pro forma	*	$.07	$1.94

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended 2003, 2002 and 2001, respectively: expected volatility of 40.1%, 38.9%, and 49.8%, respectively; risk free interest rate of 4.0%, 4.9%, and 5.5%, respectively; and expected lives of 1 to 10 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts, as they are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

*	Due to the loss any calculation of diluted earnings per share would be antidilutive.

8. MINORITY INTERESTS IN SUBSIDIARIES:

Minority interests at February 28, 2003 represents the liability related to a 15% minority interest in NIC Components Asia PTE. LTD, (NIA) and 20% minority interest in NIC Eurotech Limited (NIE). At February 28, 2002 minority interest represents the liability related to a 30% minority interest in NIA, a 20% minority interest in NIE and a 10% minority interest in Nu Horizons Asia PTE LTD, (NUA).

9. INCOME TAXES:

The provision for income taxes from continuing operations is comprised of the following:

	2003	2002	2001
Current:
Federal	$(747,670)	$(256,833)	$17,127,570
State and local	(191,481)	(60,907)	4,194,653
Foreign	377,900	267,956	1,022,644
Deferred:
Federal	16,976	(341,362)	1,390,836
State	4,348	(112,596)	374,895

	$(539,927)	$(503,742)	$24,110,598

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

9. INCOME TAXES (Continued):

The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options reduced taxes currently payable as shown above by $78,279 for 2003 and $311,596 for 2002. Such benefits are credited to additional paid-in capital.

The components of the net deferred income tax liability, pursuant to SFAS 109, are as follows:

	2003	2002
Deferred tax assets:
Accounts receivable	$1,507,665	$1,552,706
Inventory	96,550	94,482
Goodwill	120,304	139,812

Total deferred tax assets	1,724,519	1,787,000

Deferred tax liabilities:
Fixed assets	(1,186,477)	(1,248,636)
Income of Interest Charge DISC	(790,874)	(769,962)

Total deferred tax liabilities	(1,977,351)	(2,018,598)

Net deferred tax liabilities	$(252,832)	$(231,598)

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	2003	2002	2001
Statutory rate	(34.0)%	(34.0)%	34.0%
State and local taxes	(5.3)	(7.8)	8.6
Foreign and other	15.9	23.8	(1.4)

Effective tax rate	(23.4)%	(18.0)%	41.2%

10. EMPLOYEE BENEFIT PLANS:

On January 13, 1987, the Company’s Board of Directors approved the adoption of an employee stock ownership plan (ESOP). The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company’s common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 28, 2003 aggregated $0 for 2003, $158,844 for 2002, and $340,472 for 2001. At February 28, 2003, the ESOP owned 524,144 shares of the Company’s common stock at an average price of approximately $1.71 per share.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

10. EMPLOYEE BENEFIT PLANS (Continued):

In January 1991, the Company also established a 401-K profit sharing plan to cover all eligible employees. The Company’s contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 2003 were $209,057, $145,947, and $117,968, respectively.

11. COMMITMENTS AND CONTINGENCIES:

Employment Contracts and Leases:

On September 13, 1996, the Company signed employment contracts (the “Contracts”), as amended, with three of its senior executives for a continually renewing five-year term. The Contracts specified a base salary of $226,545 for each officer, which shall be increased each year by the change in the consumer price index, and also entitle two of the three officers to an annual bonus equal to 3.33% and the third officer to 2.33% (9% in the aggregate) of the Company’s consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer’s employment, as defined. The Contracts also provide for certain payments of the executives’ salaries, performance bonuses and other benefits in event of death or disability of the officer for the balance of the period covered by the agreement.

In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. In mid- 1997, the Company moved its executive offices and distribution operation to the facility. The lease term is from December 17, 1996 to December 16, 2008 at an annual base rental of $601,290 and provides for a 4% annual escalation in each of the last ten years of the term. The Company also leases certain other sales offices, warehouses and other properties which leases include various escalation clauses, renewal options, and other provisions. Aggregate minimum rental commitments under non-cancelable operating leases are as follows:

Fiscal 2004	$3,148,000
Fiscal 2005	2,924,000
Fiscal 2006	2,377,000
Fiscal 2007	1,380,000
Fiscal 2008	1,180,000
Thereafter	885,000

Rent expense was $3,231,553, $2,956,569, and $2,464,878, for each of the three years in the period ending February 28, 2003.

Litigation:

At times the Company is involved in various lawsuits incidental to its business. At February 28, 2003, management does not believe that any litigation matter is material to its financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

12. MAJOR SUPPLIERS:

For the year ended February 28, 2003, the Company purchased inventory from two suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $57,915,000 and $22,289,000 for the fiscal year.

For the year ended February 28, 2002, the Company purchased inventory from two suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $34,906,000 and $40,457,000 for the fiscal year.

For the year ended February 28, 2001 the Company purchased inventory from two suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $86,997,000 and $86,317,000 for the fiscal year.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Since the sale of the Company’s contract manufacturing subsidiary, management believes that the Company is once again operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAF No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

Inasmuch as the Company’s business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in different geographic areas.

Revenues, by geographic area, for the fiscal years are as follows:

	2003	2002	2001
Americas	$277,647,379	$248,668,150	$584,751,399
Europe	3,957,503	16,640,422	31,227,496
Asia/Pacific	20,475,927	16,603,936	18,031,058

	$302,080,809	$281,912,508	$634,009,953

Total assets, by geographic area, at the end of the fiscal years are as follows:

	2003	2002	2001
Americas	$128,911,799	$132,283,894	$223,830,846
Europe	1,265,127	9,897,388	13,909,529
Asia/Pacific	17,922,263	9,137,179	10,090,624

	$148,099,189	$151,318,461	$247,830,999

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2003

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three Month Period Ended
	February 28, 2003	November 30, 2002	August 31, 2002	May 31, 2002
Net sales	$70,927,941	$75,830,874	$80,309,727	$75,012,267

Cost of sales	58,064,130	62,492,563	65,748,059	60,547,989
Operating expenses	14,602,507	14,501,397	14,071,202	14,264,637
Interest expense	(9,693)	38,269	21,664	47,828
Provision (credit) for income taxes	(514,121)	(238,897)	167,826	45,265
Minority interest	560,737	35,592	46,648	98,845

Net income (loss)	$(1,775,619)	$(998,050)	$254,328	$7,703

Basic (Loss) Earnings per Share	$(.11)	$(.06)	$.02	$.00

Weighted average number of common and common equivalent shares outstanding	16,663,817	16,663,817	16,646,868	16,636,447

	Three Month Period Ended
	February 28, 2002	November 30, 2001	August 31, 2001	May 31, 2001
Continuing Operations
Net sales	$64,002,942	$58,217,629	$69,947,370	$89,744,567

Cost of sales	51,135,344	46,007,268	53,895,457	70,652,013
Operating expenses	14,048,358	14,288,424	14,798,207	17,242,696
Impairment of goodwill	1,124,636	—	—	—
Interest expense	179,773	191,685	190,980	954,824
Provision for income taxes	(338,176)	(963,793)	432,836	365,391
Minority interest	112,139	76,236	193,249	87,527

Net income—continuing operations	(2,259,132)	(1,382,191)	436,641	442,116

Discontinued Operations
Net income	—	—	256,800	541,935
Gain on sale	—	1,606,275	2,577,232	—

Net income (loss)	$(2,259,132)	$224,084	$3,270,673	$984,051

Basic (Loss) Earnings per Share	$(.13)	$.01	$.20	$.06

Weighted average number of common and common equivalent shares outstanding	16,609,005	16,580,927	16,562,583	16,547,130

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

The Board of Directors, through its Audit Committee, is responsible for determining that management fulfills its responsibility with respect to the Company’s financial statements and the system of internal accounting controls.

The Audit Committee is composed solely of outside directors. The Committee meets periodically and, when appropriate, separately with representatives of the independent accountants and officers of the Company to monitor the activities of each.

Lazar Levine & Felix LLP, the independent accountants, have been selected by the Board of Directors to examine the Company’s financial statements. Their report appears herein.

BY:	/s/ PAUL DURANDO	BY:	/s/ ARTHUR NADATA
	Paul Durando Vice President, Finance and Treasurer		Arthur Nadata President and Chief Executive Officer

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three-year period ending February 28, 2003.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

Name	Age	Position
Irving Lubman	64	Chief Operating Officer and Chairman of the Board

Arthur Nadata	57	President, Chief Executive Officer and Director

Richard S. Schuster	54	Vice-President, Secretary and Director

Paul Durando	59	Vice President—Finance, Treasurer and Director

Harvey R. Blau	67	Director

Herbert M. Gardner	68	Director

Dominic A. Polimeni	56	Director

David Siegel	77	Director

The Company’s Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.

Class I (To Serve Until the Annual Meeting of Stockholders in 2003)	Class II (To Serve Until the Annual Meeting of Stockholders in 2004)	Class III (To Serve Until the Annual Meeting of Stockholders in 2002)
Paul Durando	Harvey Blau	Irving Lubman
Herbert Gardner(1)(2) David Siegel(1)(2)	Dominic A. Polimeni(1)(2) Richard S. Schuster	Arthur Nadata

(1)	Member of Compensation Committee
(2)	Member of Audit Committee

All officers serve at the discretion of the Board. There are no family relationships among the directors and officers.

Irving Lubman has been our Chairman of the Board since October 1982 and Chief Operating Officer since September 1996. Mr. Lubman was our Chief Executive Officer from October 1982 to September 1996. Mr. Lubman has been actively involved in electronic components’ distribution since 1957, when he joined Milgray Electronics Corp., holding the position of sales manager until 1968. From 1968 through October 1982, when he joined the Company, Mr. Lubman was corporate vice president of Diplomat Electronics Corp., also a distributor of electronic components.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY (Continued):

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

Harvey R. Blau has been a Director of the Company since May 1984. Mr. Blau has been a practicing attorney in the State of New York since 1961, and was, for over thirty seven years until November 30, 2002, a member of the law firm of Blau, Kramer, Wactlar & Lieberman, P.C., Jericho, New York, counsel to the Company for more than five years. For more than the past five years, Mr. Blau has been Chairman of the Board of Griffon Corporation, a diversified industrial company that produces garage doors, specialty plastic films and electronic information and communications systems, and Aeroflex Incorporated, a company that designs, develops and manufactures microelectronics, integrated circuit, interconnect and testing solutions. Until April 1, 2002, Mr. Blau was a Director of Reckson Associates, landlord for the Company’s executive offices and distribution center in Melville, Long Island, New York.

Herbert M. Gardner has been a Director of the Company since May 1984. Mr. Gardner is the Executive Vice President and Treasurer of Barrett Gardner Associates, Inc. an investment banking firm. Prior to his current position, Mr. Gardner was, for over twenty seven years, Senior Vice President of Janney Montgomery Scott LLC, investment bankers. Mr. Gardner is Chairman of the Board of Supreme Industries Inc. and a director of iDine Rewards Network, Inc., TGC Industries Inc., Hirsch International Corp., Co-Active Marketing Group, Inc. Rumson-Fair Haven Bank and Trust Company and Chase Packaging Corp.

Dominic A. Polimeni has been a Director of the Company since September 1997. Mr. Polimeni has over 27 years experience in the distribution and Inventory Logistics Management (“ILM”) businesses and has been responsible for evaluating and negotiating over 50 acquisitions of distribution and ILM businesses. He was a Director of Questron Technology, Inc. a publicly held company based in Boca Raton, Florida, since March 1995, and Chairman and Chief Executive Officer of Questron since February 1996. Questron sold its business and assets to the General Electric Company, through a Chapter 11 Section 363 sale under the U.S. Bankruptcy Code, in May 2002. Mr. Polimeni has also been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment-banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. (over $7.0 billion in sales in 2002) from 1986 to 1990. He also held several other positions, including general management positions, with Arrow over an eight-year period. Mr. Polimeni began his career as a certified public accountant in the New York office of Arthur Young & Company.

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

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the three other executive officers for the years ended February 28, 2003, February 28, 2002 and February 28, 2001.

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)			Long Term Compensation
Name of Principal and Position	Fiscal Year	Salary	Bonus	Securities Underlying Options(2)	All other(3) Compensation
Irving Lubman COO, Chairman of the Board	2003 2002 2001	$263,900 263,040 258,700	$0 120,981 1,560,860	265,000 0 82,500	$41,313 41,313 39,500

Arthur Nadata President and CEO	2003 2002 2001	$263,900 263,040 258,700	$0 172,702 2,229,791	390,000 0 112,500	$39,605 39,605 39,047

Richard Schuster Vice President and Secretary and President, NIC Components Corp.	2003 2002 2001	$263,900 263,040 258,700	$0 172,702 2,229,791	345,000 0 97,500	$36,154 36,154 34,432

Paul Durando Vice President, Finance and Treasurer	2003 2002 2001	$180,000 180,000 180,000	$0 12,953 187,400	90,000 0 15,000	$1,800 1,800 1,550

SUMMARY COMPENSATION TABLE—Footnotes

(1)	No other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.
(2)	Number of shares have been adjusted to reflect the Company’s 3-for-2 stock split in October 2000.
(3)	The amounts disclosed in this column include the Company’s contributions on behalf of the named executive officer to the Company’s 401(k)-retirement plan in amounts equal to a maximum of 1% of the executive officer’s annual salary and, for Messrs. Lubman, Nadata and Schuster contributions to life insurance policies where the Company is not the beneficiary, and the cost to the Company of the non-business use of Company automobiles used by executive officers.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

Employment Contracts

On September 13, 1996, the Company signed employment contracts (the “Contracts”), as amended, with three of its senior executives for a continually renewing five-year term. The Contracts specify a base salary of $226,545 for each officer in 1997, which shall be increased each year by the change in the consumer price index, and also entitle two of the three officers to an annual bonus equal to 3.33%, and the third officer to 2.33% (9% in the aggregate) of the Company’s consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer’s employment, as defined. In the event the employee terminates his employment within six months after a change in control of the Company, he will receive a lump sum payment equal to three-quarters of the remaining compensation under his employment agreement. Each Contract also provides for certain payments of the executive salary, performance bonuses and other benefits in the event of death or disability of the officer for the balance of the period covered by the agreement.

The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended February 28, 2003.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

	Options Granted(1)	% of Total Options Granted to Employees		Exercise Price(1) ($ per share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Entire Term(2)(3)
						5%	10%

P. Durando	50,000 40,000	10.4 4.5	% %	8.99 6.17	5/23/12 9/23/12	$283,500 108,400	$716,500 206,400

I. Lubman	100,000 165,000	20.8 18.6	% %	8.99 6.17	5/23/12 9/23/12	567,000 447,150	1,433,000 851,400

A. Nadata	150,000 240,000	30.0 27.2	% %	8.99 6.17	5/23/12 9/23/12	850,500 650,400	2,149,500 1,238,400

R. Schuster	135,000 210,000	30.0 23.7	% %	8.99 6.17	5/23/12 9/23/12	765,450 569,100	1,934,550 1,083,600

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR—Footnotes

(1)	Options were granted for a term of ten years, subject to earlier termination on termination of employment. Options become exercisable in two equal annual installments commencing one year from the date of grant.
(2)	These amounts represent assumed rates of appreciation, which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company’s stock at a future date as well as the option holder’s continued employment throughout the vesting period. Appreciation reported is net of exercise price.
(3)	Potential Realizable Value is based on the assumed annual growth rates for the ten-year option term. Annual growth of 5% results in a stock price of $14.66 per share and 10% results in a price of $23.32 per share on the shares granted at $8.99 and $8.88 and $16.00 respectively for the options granted at $6.17. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock as well as the option holder’s continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Appreciation reported is net of exercise price.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 2003 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END

OPTIONS/SAR VALUES

			Number of Unexercised Options/SARs at FY End	Value of Unexercised In-the-Money Options/SARs at FY End
	Shares Acquired on Exercise	Value Realized(1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Irving Lubman	0	0	430,206 265,000	$498,079 0

Arthur Nadata	0	0	610,209 390,000	726,233 0

Richard Schuster	0	0	515,458 345,000	603,457 0

Paul Durando	0	0	32,718 90,000	27,994 0

(1)	Market value less exercise price, before payment of applicable federal or state taxes.

Directors who are not employees of the Company receive an annual fee of $3,000 for Board Membership and $500 for each Board of Directors or Committee meeting attended. There were three meetings of the Board of Directors and two meetings of the Compensation Committee during the fiscal year ended February 28, 2003. All of our directors attended 75% or more of the total number of meetings of the Board of Directors and Committees on which they served and two directors attended or participated in all of the meetings of the Board of Directors, one director attended two meetings and one director attended one meeting.

For the fiscal year ended February 28, 2003, there were four meetings of the Audit Committee. The Company’s Audit Committee is involved in discussions with the Company’s independent public accountants with respect to the scope and results of the Company’s year-end audit, the Company’s internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 2003, the Company had no standing Nominating Committee or any committee performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consisted during fiscal 2003 of Messrs. Gardner (Chairman), Polimeni and Siegel.

In accordance with rules promulgated by the Securities and Exchange Commission, the information included under the captions “Compensation Committee Report on Executive Compensation” and “Company Stock Performance” will not be deemed to be filed or to be proxy soliciting material or incorporated by reference in any prior or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors generally determines the compensation of the Company’s executive officers. Each member of the Compensation Committee is a Director who is not an employee of the Company or any of its affiliates. The following report with respect to certain compensation paid or awarded to the Company’s executive officers during fiscal 2003 is furnished by the Compensation Committee.

General Policies

The Company’s compensation programs are intended to enable the Company to attract, motivate, reward and retain management talent required to achieve aggressive corporate objectives in a rapidly changing industry, and thereby increase stockholder value. It is the Company’s policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company’s business. To attain these objectives, the Company’s executive compensation program includes a competitive base salary, coupled with, with respect to certain executives, a substantial cash bonus which is “at risk” based on the Company’s earnings.

Many of the Company’s employees, including its executive officers, also are eligible to be granted stock options periodically in order to more directly align their interests with the long-term financial interest of the Company’s stockholders.

Relationship of Compensation to Performance

The Compensation Committee annually establishes, subject to any applicable employment agreements, the salaries that will be paid to the Company’s executive officers during the coming year. In setting salaries the Board of Directors takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock option plan maintained by the Company and its affiliates, and qualitative factors bearing on an individual’s experience, responsibilities, management and leadership abilities, and job performance.

The Compensation Committee of the Board of Directors under the Plans grants stock options to key employees, including the Company’s executive officers. Among the Company’s executive officers, the number of shares subject to options granted to each individual generally depends upon his or her base salary and the level of that officer’s management responsibility. During fiscal 2003, options to purchase an aggregate 825,000 hares of common stock were granted to the Company’s executive officers, other than its Chief Executive Officer.

During fiscal 2003, no bonuses were paid to the three executive officers, as set forth in the Summary Compensation Table, pursuant to the terms of their employment agreements with the Company and none a discretionary basis to Paul Durando, the Company’s Vice President, Finance.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

Compensation of Chief Executive Officer

The Company has entered into an employment agreement with Arthur Nadata, the Company’s President and Chief Executive Officer, pursuant to which Mr. Nadata receives a base salary of $226,545, adjusted for CPI index increases, and an incentive bonus equal to three and thirty-three one-hundredths percent (3.33%) of the Company’s consolidated pre-tax earnings. In this way, Mr. Nadata’s cash compensation is tied directly to the Company’s profitability. In addition, during fiscal 2003, the Compensation committee determined to grant Mr. Nadata options to purchase 265,000 shares of common stock In recognition of his efforts on behalf of the Company.

The Compensation Committee

Herbert Gardner

Dominic Polimeni

David Siegel

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities (“Reporting Persons”) to file report of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers (the “NASD”). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD.

Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2003.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

COMPANY STOCK PERFORMANCE GRAPH

The following Performance Graph compares the Company’s cumulative total stockholder return on its Common Stock for a five-year period (February 28, 1998 to February 28, 2003) with the cumulative total return of the NASDAQ Market Index (which includes the Company) and a peer group of companies selected by the Company for purposes of the comparison. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG NU-HORIZONS ELECTRONICS CORP.,

NASDAQ MARKET INDEX AND PEER GROUP INDEX

Measurement Period (Fiscal Year Covered)	Nu Horizons Electronics Corp.	NASDAQ Market Index	Peer Group
FYB 3/01/98	$100.00	$100.00	$100.00
FYE 2/28/99	69.31	129.22	51.46
FYE 2/29/00	283.93	251.02	99.66
FYE 2/28/01	255.72	117.48	83.12
FYE 2/28/02	218.05	95.93	83.02
FYE 2/28/03	134.47	75.15	40.53

ASSUMES $100 INVESTED ON MARCH 1, 1998

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING FEBRUARY 28, 2003

Peer group includes All American Semiconductor, Arrow Electronics Inc., Avnet Inc., Bell Microproducts Inc., Jaco Electronics Inc., Pioneer Standard Electronics and Reptron Electronics Inc.

1994 Stock Option Plan:

In September 1994, the Company’s stockholders approved the 1994 Stock Option Plan (the “1994 Plan”), as amended in September 1996, under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,732,500 shares of the Company’s Common Stock, as adjusted for a 5% stock dividend and a three for two stock split. The Compensation Committee, consisting of at least two members of the Board of Directors, administers the 1994 Plan. The Compensation Committee, subject to provisions in the 1994 Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the 1994 Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant or 110% of such fair market value for options granted to any employee to or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. Options are currently outstanding for 457,709 shares and no options are currently available for grant.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

The Compensation Committee of the Board of Directors has the responsibility and authority to administer and interpret the provisions of the 1994 Plan. The Compensation Committee shall appropriately adjust the number of shares for which awards may be granted pursuant to the 1994 Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering or any change in capitalization. The Board may, from time to time, amend, suspend or terminate any or all of the provisions of the 1994 Plan, provided that, without the participant’s approval, no change may be made which would prevent an ISO granted under the 1994 Plan from qualifying as an ISO under Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or results in a modification of the ISO under Section 425(h) of the Code or otherwise alter or impair any right theretofore granted to any participant; and further provided that, without the consent and approval of the holders of a majority of the outstanding shares of Common Stock of the Company present at that meeting at which a quorum exists, neither the Board nor the Committee may make any amendment which (i) changes the class of persons eligible for options; (ii) increases (except as provided under Section 1.6 of the 1994 Plan) the total number of shares or other securities reserved for issuance under the 1994 Plan; (iii) decreases the minimum option prices stated in Section 2.2 of the 1994 Plan (other than to change the manner of determining Fair Market Value to conform to any then applicable provision of the Code or any regulation thereunder); (iv) extends the expiration date of the 1994 Plan, or the limit on the maximum term of options; or (v) withdraws the administration of the 1994 Plan from a committee consisting of two or more members, each of whom is a Disinterested Person. With the consent of the participant affected thereby, the Committee may amend or modify any outstanding option in any manner not inconsistent with the terms of the 1994 Plan.

1998 Stock Option Plan:

In May 1998, the Board of Directors adopted the Nu Horizons Electronics Corp. 1998 Stock Option Plan (the “1998 Option Plan”), as amended, under which any director, officer, employee or consultant of the Company, a subsidiary or an affiliate may be granted options to purchase an aggregate 1,653,750 shares of the Company’s Common Stock, as adjusted for a 5% dividend and a 3-for-2 stock split. The 1998 Option Plan may be administered by the Board of Directors of the Company or by a committee consisting of two or more non-employee Directors, as defined by Rule 16b under the Securities Exchange Act of 1934. The Compensation Committee administers the 1998 Option Plan. Subject to the terms of the 1998 Option Plan, the Board of Directors or the Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Option Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors of the Committee also, subject to the express provisions of the 1998 Option Plan, has the authority to interpret the 1998 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Option Plan. Only non-qualified stock options may be granted under the terms of the 1998 Option Plan. The exercise price of the options granted under the 1998 Option Plan would not be less than such fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations, and certain other events involving a change in the Company’s capital. During fiscal 2003, no options were granted under the 1998 Option Plan. Options are currently outstanding for 1,302,819 shares and 27,068 options are currently available for grant.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

2000 Stock Option Plan:

In July 2000, the Board of Directors adopted the Nu Horizons Electronics Corp. 2000 Stock Option Plan, under which any of the Company’s employees or consultants, or those of its subsidiaries or affiliates, may be granted options to purchase an aggregate 300,000 shares of Common Stock, as adjusted for a 3-for-2 stock split. The Company’s executive officers and directors are not eligible to participate in the 2000 Option Plan. The 2000 Option Plan may be administered by the Board of Directors or a committee consisting of two or more Non-Employee Directors, as defined by Rule 16b of the Securities Exchange Act of 1934. The Compensation Committee administers the 2000 Option Plan. Subject to the terms of the 2000 Option Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Option Plan, the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee also, subject to the express provisions of the 2000 Option Plan, has the authority to interpret the 2000 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Option Plan. Only non-qualified stock options may be granted under the terms of the 2000 Option Plan. The exercise price for the options granted under the 2000 Option Plan will not be less than fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in the Company’s capital. During fiscal 2003, 135,000 options were granted under the plan with exercise prices of $8.75 and $6.17 and 30,250 options remain available for grant.

2000 Key Employee Stock Option Plan:

In November 2000, the Company’s stockholders approved the 2000 Key Employee Stock Option Plan (the “2000 Key Employee Plan”) under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 600,000 shares of the Company’s Common Stock, as adjusted for a three for two stock split. The 2000 Key Employee Plan may be administered by the Board of Directors or a committee, consisting of two or more members of the Board of Directors who are Non-Employee Directors, as defined by Rule 16b of the Securities Exchange Act of 1934. Our Compensation Committee administers the 2000 Key Employee Plan. Subject to the terms of the 2000 Key Employee Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Key Employee Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee shall also, subject to the express provisions of the 2000 Key Employee Plan, have the authority to interpret the 2000 Key Employee Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Key Employee Plan. Only non-qualified stock options may be granted under the terms of the 2000 Key Employee Plan. The exercise price for the options granted under the 2000 Key Employee Plan will not be less than fair market value at the date of grant. The Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in our capital shall, appropriately adjust the option price, as well as the number of shares subject to such option. Options are currently outstanding for 600,000 and no options remain available for grant.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

2002 Key Employee Stock Option Plan:

In September 2002, the Company’s stockholders approved the 2002 Key Employee Stock Option Plan (the “2002 Key Employee Plan”) under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 650,000 shares of the Company’s Common Stock. The 2002 Key Employee Plan may be administered by the Board of Directors or a committee, consisting of two or more members of the Board of Directors who are Non-Employee Directors, as defined by Rule 16b of the Securities Exchange Act of 1934. Our Compensation Committee administers the 2002 Key Employee Plan. Subject to the terms of the 2002 Key Employee Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2002 Key Employee Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee shall also, subject to the express provisions of the 2002 Key Employee Plan, have the authority to interpret the 2002 Key Employee Plan and to prescribe, amend and rescind the rules and regulations relating to the 2002 Key Employee Plan. Only non-qualified stock options may be granted under the terms of the 2002 Key Employee Plan. The exercise price for the options granted under the 2002 Key Employee Plan will not be less than fair market value at the date of grant. The Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in our capital shall, appropriately adjust the option price, as well as the number of shares subject to such option. During fiscal 2003, 560,000 were granted under the plan with exercise price of $6.17 and 90,000 options remain available for grant.

Outside Director Stock Option Plan:

In September 1994, the Company’s stockholders approved the Outside Directors Stock Option Plan (the “Director Plan”) which covers 236,250 shares of the Company’s Common Stock, as adjusted for a 5% stock dividend and a 3-for-2 stock split. The primary purposes of the Director Plan are to attract and retain well-qualified persons for service as directors of the Company and to provide such outside directors with the opportunity to increase their proprietary interest in the Company’s continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of the Company’s Common Stock. At February 28, 2002, there are 79,500 director options outstanding and no options remain available for grant.

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

Under the Director Plan each non-employee Director then serving, on June 1 of each year from 1994 through 1999, received options to purchase 10,000 shares of Common Stock (as adjusted for stock splits and stock dividends) at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company’s stock is listed or the average of the mean between the last reported “bid” and “asked prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vested in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

ITEM 11. EXECUTIVE COMPENSATION (Continued):

2000 Outside Directors’ Stock Option Plan:

In November 2000, the Company’s stockholders approved the 2000 Outside Directors’ Stock Option Plan (the “2000 Director Plan”) which covers 210,000 shares of the Company’s Common Stock, as adjusted for a 3-for-2 stock split. The primary purposes of the 2000 Director Plan are to attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to such outside directors to serve as directors and to encourage their continued service on the Board of Directors. At February 28, 2003, there are 180,000 director options outstanding and 30,000 options remain available for grant.

All directors of the Company who are not employees of the Company, of which there are four, are eligible to participate in the Director Plan.

The Board of Directors has the responsibility and authority to administer and interpret the provisions of the 2000 Director Plan. The Board of Directors of the Company may at any time amend, suspend or discontinue the 2000 Director Plan but no such action shall adversely affect any outstanding option without the consent of the optionee that holds such option. In the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering, or any change in capitalization of the Company, the number of shares covered by each outstanding option, the number of shares authorized under the 2000 Director Plan as well as the exercise price of each outstanding option shall be appropriately adjusted

Under the Director Plan, on November 9, 2000 each non-employee Director then serving received options to purchase 15,000 shares of Common Stock at a price of $14.62 per share (the price of shares of Common Stock on November 9, 2000) and on the June 1 of each subsequent year each non-employee director then serving will be granted options to purchase 15,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company’s stock is listed or the average of the mean between the last reported “bid” and “asked prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

2002 Outside Directors’ Stock Option Plan:

In September 2002, the Company’s stockholders approved the 2002 Outside Directors’ Stock Option Plan (the “2002 Director Plan”) which covers 150,000 shares of the Company’s Common Stock. The primary purposes of the 2002 Director Plan are to attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to such outside directors to serve as directors and to encourage their continued service on the Board of Directors. At February 28, 2003, there are no director options outstanding and 150,000 options remain available for grant.

All directors of the Company who are not employees of the Company, of which there are four, are eligible to participate in the Director Plan.

The Board of Directors has the responsibility and authority to administer and interpret the provisions of the 2002 Director Plan. The Board of Directors of the Company may at any time amend, suspend or discontinue the 2002 Director Plan but no such action shall adversely affect any outstanding option without the consent of the optionee that holds such option. In the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering, or any change in capitalization of the Company, the number of shares covered by each outstanding option, the number of shares authorized under the 2002 Director Plan as well as the exercise price of each outstanding option shall be appropriately adjusted

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

Under the Director Plan, at each annual stockholder meeting during the term of this plan, commencing with the annual meeting held in 2003, each Outside Director then serving who does not receive options under the 2000 Outside Director’s Stock Option Plan shall automatically receive an additional option to purchase 15,000 shares of Common Stock (the “Annual Option”), at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company’s stock is listed on the date of grant of the Option. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

Summary of Fiscal 2002 Outside Director Stock Option Grants:

During fiscal 2003, pursuant to the 2000 Director Plan, the Company granted options to purchase 15,000 shares to each of Messrs. Blau, Gardner, Polimeni and Siegel at a price of $6.17 per share.

Employee Stock Ownership Plan:

In January 1987, the Company adopted an Employee Stock Ownership Plan (“ESOP” or “Plan”) that covers substantially all of the Company’s employees. The ESOP is managed by three Trustees, Messrs. Lubman, Nadata and Schuster (the “Trustees”), who vote the securities held by the Plan (other than securities of the Company which have been allocated to employees’ accounts).

The annual contributions to the Plan are to be in such amounts as the Board of Directors in its sole discretion shall determine. Each employee who participates in the Plan has a separate account and the annual contribution by the Company to an employee’s account is not permitted to exceed the lesser of $30,000 (or such other limit as may be the maximum permissible pursuant to the provisions of Section 415 of the Internal Revenue Code and Regulations issued thereunder) or 25% of such employee’s annual compensation, as defined under the Plan. No contributions are required of, nor shall any be accepted from, any employee.

All contributions to the Plan are invested in the Company’s securities (except for temporary investments), the Trustees having the right to purchase the Company’s securities on behalf of employees. The Trustees are considered the stockholder for the purpose of exercising all owners’ and stockholders’ rights, with respect to the Company’s securities held in the Plan, except for voting rights, which inure to the benefit of each employee who can vote all shares held in his account, even if said shares are not vested. Vesting is based upon an employee’s years of service, with employees generally becoming fully vested after six years.

Benefits are payable to employees at retirement or upon death, disability or termination of employment, with payments commencing no later than sixty days following the last day of the Plan year in which such event occurred. Subject to the right of the employee to demand payment in the form of the Company’s Common Stock, all benefits are payable in cash or in Common Stock, at the discretion of the Trustees.

The Trustees are empowered to borrow funds for the purpose of purchasing the Company’s securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. In October 2000, the Company entered into a revolving credit agreement with its bank, which allows for $1,000,000 of the revolving line of credit to be used for the purpose of purchasing ESOP stock at until October 2004. At February 28, 2003, there were no borrowings outstanding under this line of credit. At February 28, 2003, the ESOP owned 524,144 shares at an average price of approximately $1.71 per share.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

401(k) Savings Plan

The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($12,000 in calendar 2002). Company contributions are discretionary. Effective with the plan year ended February 28, 2003, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee’s salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee’s service with Company, matching contributions by the Company are fully vested. As of February 28, 2003 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 28, 2003, the Company contributed approximately $209,057 to the plan, of which $7,893 was a matching contribution of $2,631 for each of Mr. Lubman, Mr. Nadata, Mr. Schuster and $1,800 for Mr. Durando.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth, as of May 1, 2003, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company’s outstanding Common Stock, based solely on filings with the Commission; (ii) each Director, (iii) the Company’s Chief Executive Officer and the three other most highly compensated executive officers of the Company; and (iv) all executive officers and Directors as a group.

Name	Shares		Percent
Paul Durando	32,625	(1)(2)	*
Herbert M. Gardner	150,711	(3)(4)	*
Harvey R. Blau	35,642	(3)	*
Dominic Polimeni	35,000	(3)	*
David Siegel	51,804	(3)	*
Irving Lubman	505,348	(5)(6)	2.7%
Arthur Nadata	984,512	(5)(6)	5.3%
Richard S. Schuster	974,313	(5)(6)	5.3%
Merrill Lynch Investment Managers	1,508,610	(7)	9.1%
Dimensional Fund Advisors	1,138,223	(8)	6.8%
FMR Corp.	1,505,500	(9)	9.0%
Royce & Associates	1,104,000	(10)	6.6%
All officers and directors as a group (8 persons)	2,779,955		14.7%

NOTES:

(*)	Less than 1% of the Company’s outstanding stock.
(1)	Includes options exercisable within 60 days for 32,718 shares of Common Stock under the Company’s 1998 Stock Option Plan and the 1994 Stock Option Plan.
(2)	Includes 9,907 shares of fully vested Common Stock owned through the Employee’s Stock Ownership Plan, which include voting power.
(3)	Includes options exercisable within 60 days for 114,500 shares of common stock for Mr. Gardner, 35,000 for Mr. Blau, 35,000 shares for Mr. Polimeni and 35,000 shares for Mr. Siegel under the Company’s Outside Director Stock Option Plan.
(4)	Includes 4,330 shares owned by Mr. Gardner’s spouse, as to which he disclaims beneficial ownership, 5,775 shares held in the Gardner Family Foundation, of which he is President, 13,623 shares owned by Mr. Gardner’s qualified plan and 5,587 shares held by his IRA.
(5)	Includes options exercisable within 60 days for 430,206 shares of common stock for Mr. Lubman, 515,458 for Mr. Schuster and 610,209 shares for Mr. Nadata under the Company’s 1998 Stock Option Plan and the 1994 Stock Option Plan.
(6)	Includes 25,471 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These officers are also Trustees of the Plan.
(7)	World Fin. Ctr., North Tower, 250 Vessey St., N.Y., N.Y. 10381
(8)	1299 Ocean Ave, 11th Fl., Santa Monica, CA 90401
(9)	82 Devonshire Street, Boston, MA 02109
(10)	1414 Avenue of the Americas, N.Y., N.Y. 10019

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Harvey R. Blau, a Director of the Company, was a member of Blau, Kramer, Wactlar & Lieberman, P.C through November 30, 2002. Blau, Kramer, Wactlar & Lieberman, P.C. was, and its successor Kramer, Coleman, Wactlar and Lieberman, P.C. is, general counsel to the Company. For the fiscal year ended February 28, 2003, the Company paid $121,547 in legal fees to such law firm.

For the fiscal year ended February 28, 2003, the Company received an aggregate $439,138 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster’s brother, is an officer and owns a greater than ten percent equity interest.

ITEM 14.	CONTROLS AND PROCEDURES:

(a) Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) the Company’s disclosure controls and procedures were evaluated as of a date 90 days prior to filing this report. Based on that evaluation, the Company’s CEO and CFO concluded that the company’s disclosure controls and procedures were effective.

(b) Our CEO and CFO are involved in ongoing evaluations of our internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their last evaluation.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8K:

(a)(1)	The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

(a)(3)	See exhibits required—Item (c) below

(b)	No reports were filed by the Company on Form 8-K during the last quarter of the fiscal year.

(c)	Exhibits

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8K:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended(Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

10.1

Agreement between the Company and Trustees relating to the Company’s Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended February 28, 1987).

10.2	1994 Stock Option Plan (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

10.3	Outside Director Stock Option Plan (Incorporated by Reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

10.4

Agreement dated September 22, 1995 between the Company and Paul Durando (Incorporated by Reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).

10.5

Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.6

Employment and Change of Control Agreements dated September 13, 1996, between and Company and Arthur Nadata. (Incorporated by Reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.7

Employment and Change of Control Agreements dated September 13, 1996, between and Company and Richard Schuster. (Incorporated by Reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.8

Indemnity Agreements Dated May 23, 1997 between the Company and Messrs. Blau, Durando, Gardner, Lubman, Nadata and Schuster (incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997)

10.9

Revolving Credit Agreement dated October 18,2000 between the Company and six banks: Mellon Bank, N.A., European American Bank, HSBC Bank USA, Fleet Bank, The Chase Manhattan Bank and The Bank of New York (Incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended November 30, 2000).

10.10	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No.333-82805).

10.11	2000 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No.333-51188).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8K

(c) Exhibits (continued):

Exhibit Number	Description

10.12	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-51192).

10.13	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No.333-51190).

10.14	First Amendment to Revolving Credit Agreement dated October 30, 2002 between the Company and six banks (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended November 30, 2002).

10.15	Second Amendment to Revolving Credit Agreement dated February 24, 2003 between the Company and six banks.

10.16	2002 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103625).

10.17	2002 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).

11.	Computation of Per Share Earnings

22.	The following is a list of the Company’s subsidiaries:

Name	State or Country of Incorporation
NIC Components Corp.	New York
NIC Eurotech Limited	United Kingdom
Nu Horizons International Corp.	New York
NUV, Inc.	Massachusetts
NUHC Inc.	Canada
Nu Horizons Eurotech Limited	United Kingdom
Titan Supply Chain Services Corp.	New York
Titan Supply Chain services PTE LTD	Singapore
Nu Horizons Asia PTE LTD	Singapore
NIC Components Asia PTE. LTD	Singapore

23.	Accountants’ Consent

99.	Additional Exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU HORIZONS ELECTRONICS CORP. (Registrant)

By:	/s/ ARTHUR NADATA
Arthur Nadata, President (Principal Operating Officer)

By:	/s/ PAUL DURANDO
Paul Durando Vice President, Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

	Signature	Capacity	Date

By:	/s/ IRVING LUBMAN Irving Lubman	Chairman of The Board, Chief Operating Officer	May 15, 2003

By:	/s/ ARTHUR NADATA Arthur Nadata	President, Chief Executive Officer and Director	May 15, 2003

By:	/s/ RICHARD SCHUSTER Richard Schuster	Vice President, Secretary and Director	May 15, 2003

By:	/s/ PAUL DURANDO Paul Durando	Vice President, Finance, Treasurer and Director	May 15, 2003

By:	/s/ HARVEY BLAU Harvey R. Blau	Director	May 15, 2003

By:	/s/ HERBERT M. GARDNER Herbert M. Gardner	Director	May 15, 2003

By:	/s/ DOMINIC A. POLIMENI Dominic A. Polimeni	Director	May 15, 2003

By:	/s/ DAVID SIEGEL David Siegel	Director	May 15, 2003

CERTIFICATION

I, Paul Durando, certify that:

1.	I have reviewed this annual report on Form 10-K of Nu Horizons Electronics Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/Paul Durando
Paul Durando
Vice President—Finance and Chief
Financial Executive Officer

CERTIFICATION

I, Arthur Nadata, certify that:

1.	I have reviewed this annual report on Form 10-K of Nu Horizons Electronics Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Arthur Nadata
Arthur Nadata
President and Chief Executive Officer

Accountant’s Consent

We consent to the incorporation by reference in Registration Statement numbers 333-79561, 333-82805, 33-88952, 33-88958, 333-51188, 333-51190 , 333-51192, 333-103625 and 333-103626 on Form S-8 of our opinion dated May 5, 2003 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation’s annual report on Form 10-K for the fiscal year ended February 28, 2003.

/s/ LAZAR LEVINE & FELIX LLP
LAZAR LEVINE & FELIX LLP
Certified Public Accountants

New York, New York

May 15, 2003

SCHEDULE II

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

Three Years Ended February 28, 2002

Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions(A)	Balance at end of period
Valuation account deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts—accounts receivable

2003	$4,445,901	$0	$362,311	$4,083,590

2002	$5,590,675	$0	$1,144,774	$4,445,901

2001	$3,447,072	$2,452,602	$308,999	$5,590,675

(A)	Accounts written off.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2003

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTRONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Exhibit Number	Description

10.15	Second Amendment to revolving Credit Agreement dated February 24, 2003 between the Company and six banks

11	Computation of Per Share Earnings

99.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act