Form 10-Q
period 2003-05-31
NU HORIZONS ELECTRONICS CORP
filed 2003-07-03
CIK 718074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For Quarter Ended May 31, 2003

Commission file number1-8798

Nu Horizons Electronics Corp.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization	11-2621097 (I.R.S. Employer Identification No.)

70 Maxess Road, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchang4e Act Rule 12b-2).   Yes  ☒  No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock – Par Value $.0066 Class	16,675,040 Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

			Page(s)
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets - May 31, 2003 (unaudited) and February 28, 2003	3.

		Consolidated Condensed Statements of Operations (unaudited) - Three Months Ended May 31, 2003 and 2002	4.

		Consolidated Condensed Statements of Cash Flows (unaudited) - Three Months Ended May 31, 2003 and 2002	5.

		Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-7.

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11.

	Item 4.	Controls and Procedures	11.

Part II.	Other Information		12.

SIGNATURES			13.

CERTIFICATIONS			14 - 15.

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2003	February 28, 2003
	(unaudited)
– ASSETS –
CURRENT ASSETS:
Cash and cash equivalents	$27,530,376	$31,345,616
Accounts receivable – net of allowance for doubtful accounts of $4,088,963 and $4,083,590 for May 31, 2003 and February 28, 2003, respectively	44,319,721	39,092,343
Inventories	60,279,363	66,073,022
Prepaid expenses and other current assets	2,561,337	2,952,665

TOTAL CURRENT ASSETS	134,690,797	139,463,646
PROPERTY, PLANT AND EQUIPMENT – NET (Note 2)	4,965,742	5,150,499
OTHER ASSETS:
Subordinated note receivable (Note 3)	2,000,000	2,000,000
Other assets	1,501,590	1,485,044

	$143,158,129	$148,099,189

– LIABILITIES AND SHAREHOLDERS’ EQUITY –
CURRENT LIABILITIES:
Accounts payable	$14,128,714	$16,732,172
Accrued expenses	3,996,047	5,939,395

TOTAL CURRENT LIABILITIES	18,124,761	22,671,567

LONG TERM LIABILITIES:
Deferred income taxes	231,532	252,832

MINORITY INTEREST IN SUBSIDIARIES	1,265,465	1,182,449

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,675,040 and 16,663,817 shares issued and outstanding for May 31, 2003 and February 28, 2003, respectively	110,055	109,981
Additional paid-in capital	42,968,939	42,925,545
Retained earnings	80,667,388	81,498,759
Other accumulated comprehensive income (loss)	(148,642)	(541,944)

	123,597,740	123,992,341
Less: loan to ESOP	61,369	—

TOTAL SHAREHOLDERS’ EQUITY	123,536,371	123,992,341

	$143,158,129	$148,099,189

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended
	May 31, 2003	May 31, 2002
NET SALES	$72,803,142	$75,012,267

COSTS AND EXPENSES:
Cost of sales	58,771,401	60,547,989
Operating expenses	15,353,582	14,264,637
Interest (income)	(8,904)	—
Interest expense	20,522	47,828

	74,136,601	74,860,454

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	(1,333,459)	151,813
Provision (credit) for income taxes	(585,104)	45,265

INCOME (LOSS) BEFORE MINORITY INTERESTS	(748,355)	106,548
Minority interest in earnings of subsidiaries	83,016	98,845

NET INCOME (LOSS)	$(831,371)	$7,703

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.05)	$.00

Diluted	N/A	$.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,675,040	16,636,447
Diluted	17,046,710	17,482,949

See notes to interim consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended
	May 31, 2003	May 31, 2002
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$67,575,764	$74,684,373
Cash paid to suppliers and employees	(71,640,676)	(64,904,171)
Interest received	8,904	—
Interest paid	(20,522)	(47,828)
Income taxes paid	(30,000)	(45,643)

Net cash (used) provided by operating activities	(4,106,530)	9,686,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(145,479)	(65,201)

Net cash (used in) investing activities	(145,479)	(65,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	—	6,700,000
Repayments under revolving credit line	—	(9,200,000)
Proceeds from exercise of stock options	43,468	115,702

Net cash provided by (used in) financing activities	43,468	(2,384,298)

EFFECT OF EXCHANGE RATE CHANGE	393,301	56,354

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,815,240)	7,293,586
Cash and cash equivalents, beginning of year	31,345,616	2,689,978

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,530,376	$9,983,564

RECONCILIATION OF NET INCOME TO NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(831,371)	$7,703
Adjustments:
Depreciation and amortization	330,236	308,336
Contribution to ESOP	(61,369)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(5,227,378)	(327,894)
Decrease in inventories	5,793,659	16,160,213
Decrease in prepaid expenses and other current assets	391,329	909,857
(Increase) in other assets	(16,546)	(26,391)
(Decrease) in accounts payable and accrued expenses	(4,546,806)	(7,439,555)
(Decrease) in income taxes	(21,300)	(4,383)
Increase in minority interest	83,016	98,845

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(4,106,530)	$9,686,731

See notes to interim consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Eurotech Limited, Titan Supply Chain Services Corp. and Titan Supply Chain Services PTE LTD and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Eurotech Limited, contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2003 and February 28, 2003 and the results of its operations for the three month periods ended May 31, 2003 and 2002, and its cash flows for the three month periods ended May 31, 2003 and 2002.

See Note 3 regarding the sale of the net assets of the Company’s majority-owned subsidiary, Nu Visions Manufacturing, Inc.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2003, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the three-month period ended May 31 is not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	May 31, 2003	February 28, 2003
Furniture, fixtures and office equipment	$7,960,552	$7,882,785
Computer equipment	5,741,751	5,678,891
Leasehold improvements	1,254,364	1,254,364

	14,956,667	14,816,040
Less: accumulated depreciation and amortization	9,990,925	9,665,541

	$4,965,742	$5,150,499

3.	JUNIOR SUBORDINATED NOTE:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc., (“Nu Visions”). The selling price of $31,563,000 consisted of $2,000,000 in a Junior Subordinated Note and $29,563,000 in cash.

The $2,000,000 Junior Subordinated Note, dated August 23, 2001 and issued by the buyer, has a maturity date of May 14, 2007 and is subordinate in right of payment to all existing and future indebtedness of the issuer. The note bears interest from the issue date, on the principal amount, to, and including the maturity date, at a rate of 8% per annum. Interest shall be payable on the maturity date and shall compound quarterly as of each anniversary of the issue date. Prepayment of the note and interest accrued is permitted if and when certain conditions in the subordination agreement have been met.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.	BANK LINE OF CREDIT:

On October 18, 2000, the Company entered into an unsecured revolving line of credit with six banks, as amended October 30, 2002 and February 24, 2003, which currently provides for maximum borrowings of $80,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 75 to 265 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through October 18, 2004. There were no borrowings at May 31, 2002, February 28, 2003 or May 31, 2003. As of the end of each reporting period, the Company had met all of the required covenants.

5.	NET INCOME PER SHARE:

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share

	For the Three Months Ended
	May 31, 2003	May 31, 2002
NUMERATOR:
Net (loss) income	$(831,371)	$7,703

DENOMINATOR:
Basic earnings per common share – weighted-average number of common shares outstanding	16,675,040	16,636,447
Effect of dilutive stock options	371,670	846,502

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	17,046,710	17,482,949

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

Revenues, by geographic area, for the first quarter of each of our last two fiscal years are as follows:

	May 31, 2003	May 31, 2002
Americas	$63,942,000	$68,549,000
Europe	1,182,000	1,964,000
Asia/Pacific	7,679,000	4,499,000

	$72,803,000	$75,012,000

Total assets, by geographic area, for the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2003	May 31, 2002
Americas	$116,295,000	$126,240,000
Europe	1,745,000	2,138,000
Asia/Pacific	25,118,000	13,275,000

	$143,158,000	$141,653,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Introduction:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc. (“NUC”), Nu Horizons International Corp. (“International”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Hong Kong Limited (“NHK”), Nu Horizons Eurotech Limited (“NUE”), Titan Supply Chain Services Corp. (“TLC”) and Titan Supply Chain Services PTE LTD (“TSC”) and its majority owned subsidiaries NIC Components ASIA PTE LTD (“NIA”) and NIC Eurotech Ltd (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC,NIA and NIE principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 2003 and February 28, 2003; (ii) Consolidated Condensed Statements of Operations for the three month periods ended May 31, 2003 and 2002 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 2003 and 2002.

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

– The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

– The Company maintains allowances for doubtful accounts for estimated bad debts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

– Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

Sales for the three-month period ended May 31, 2003 were $72,803,000 as compared to $75,012,000 for the comparable period of the prior year, a decrease of approximately $2,209,000 or 2.9%. However, on a sequential basis, sales for the current three month period increased from $70,928,000 for the quarter ended February 28, 2003, an increase of approximately $1,875,000 or 2.6%. Management believes that the current slowdown stabilized during the prior fiscal year and that market conditions have begun to marginally improve. Although the marketplace continues to afford poor visibility, management continues to believe that the first half of fiscal 2004 will continue to be flat or provide modest growth opportunities at best.

The gross profit margin for the quarter ended May 31, 2003 was 19.3% as compared to 19.3% for the prior year quarter ended May 31, 2002 and 18.1% for the immediate prior quarter ended February 28, 2003. Management believes that the sequential increase in gross margin percentage, to year earlier margin levels, marks a return to relative margin stability and may be an early indicator of a general segment recovery as the Company proceeds through calendar 2004, however, no assurances can be given in this regard.

Operating expenses increased to $15,354,000 for the three months ended May 31, 2003, from $14,265,000 for the three month period ended May 31,2002 an increase of $1,089,000 or 7.6%. The dollar increase in operating expenses was due to increases in the following expense categories: approximately $953,000 or 88% of the increase for the three-month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operational capabilities during the first fiscal quarter. The remaining increases were a result of increases in various other general and administrative expenses. The reduction in sales from the prior yearhas resulted in higher operating expenses as a percent of sales and a loss of the economies of scale the Company enjoyed in recent fiscal years. Management has decided to endure this higher rate of operating expenses in order to be prepared to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

Interest expense decreased to $20,600 for the three months ended May 31, 2003, from $48,800 for the three month period ended May 31, 2002. The interest expense for both periods resulted from the commitment fees required to maintain the Company’s revolving line of credit facility. There were no bank borrowings in either period.

Net loss for the three-month period ended May 31, 2003 was $ 831,000 or $.05 per basic share basic as compared to net income of $7,700 or $.00 per basic and diluted share for the three-month period ended May 31, 2002. Management attributes the decrease in earnings for the period to increased operating expenses incurred in connection with the expansion of the Company’s Asian and U.S. operational capabilities and a reduction in gross margin dollars as a result of slightly lower sales volume in the current period.

Liquidity and Capital Resources:

At May 31, 2003, the Company’s current ratio was 7.4:1 as compared to 6.2:1 at February 28, 2003. Working capital remained relatively stable decreasing from approximately $116,792,000 at February 28, 2003 to approximately $116,566,000 at May 31, 2003, while cash decreased from February 28, 2003 to May 31, 2003 by approximately $3,815,000 to $27,530,000.

On October 18, 2000, the Company entered into an unsecured revolving line of credit with six banks, as amended, which currently provides for maximum borrowings of $80,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 75 to 265 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through October 18, 2004. There were no borrowings under this line of credit at either May 31, 2003 or February 28, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Liquidity and Capital Resources (continued):

The Company is currently in full compliance with all of the covenants contained in its loan agreement. However, the Company believes that there is a risk that, due to the overall decline in sales in the electronic components market, coupled with its decision to continue to invest both domestically and in the Asian market, the Company may violate the covenant related to minimum tangible net worth. The Company has contacted its banks to discuss entering into a new loan agreement to address the Company’s need to revise certain financial covenants in the current loan agreement. Several banks have advised the Company that they are willing to enter into a new loan agreement that should enable the Company to remain in compliance with all covenants, as revised, for the foreseeable future. There can be no assurances that the Company and its lenders will actually enter into such an agreement.

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

Other:

Except for historical information contained herein, the matters set forth above may be forward-looking statements. Such forward-looking statements are based on the current beliefs of the Company’s management. Certain risks and uncertainties could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for electronic products, the amount of sales of the Company’s products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with those efforts, economic conditions in the semiconductor industry and the financial strength of the Company’s customers and suppliers. The Company does not undertake any obligation to update its forward looking statements Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NU HORIZONS ELECTRONICS CORP. Registrant

Date: July 2, 2003	/s/ ARTHUR NADATA
Arthur Nadata President and CEO

Date: July 2, 2003	/s/ PAUL DURANDO
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

Date: July 2, 2003

/s/ PAUL DURANDO
Paul Durando Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

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

Date: July 2, 2003	/s/ ARTHUR NADATA
Arthur Nadata President and Chief Executive Officer (Principal Executive Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q

FOR THE FIRST QUARTER ENDED MAY 31, 2003

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTRONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION

99.1	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

99.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act