Form 10-Q
period 2003-08-31
NU HORIZONS ELECTRONICS CORP
filed 2003-10-06
CIK 718074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of September 29, 2003.

Common Stock—Par Value $.0066	16,698,200
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets—August 31, 2003 (unaudited) and February 28, 2003	3.

	Consolidated Condensed Statements of Operations (unaudited)—Six and Three Months Ended August 31, 2003 and 2002	4.

	Consolidated Condensed Statements of Cash Flows (unaudited)—Six Months Ended August 31, 2003 and 2002	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 -11.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12.

Item 4.	Controls and Procedures	12.

Part II.	Other Information	13.

Item 4	Submission of Matters to a Vote of Security Holders	13.

SIGNATURES		14.

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2003	February 28, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,387,441	$31,345,616
Accounts receivable—net of allowance of doubtful accounts of $3,988,958 and $4,083,590 for August 31, 2003 and February 28, 2003, respectively	49,403,927	39,092,343
Inventories	63,642,144	66,073,022
Prepaid expenses and other current assets	2,010,921	2,952,665

TOTAL CURRENT ASSETS	142,444,433	139,463,646

PROPERTY, PLANT AND EQUIPMENT—NET (Note 2)	4,703,895	5,150,499

OTHER ASSETS:
Subordinated note receivable (Note 3)	2,000,000	2,000,000
Other assets	1,502,084	1,485,044

	$150,650,412	$148,099,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,094,077	$16,732,172
Accrued expenses	4,353,053	5,939,395

TOTAL CURRENT LIABILITIES	26,447,130	22,671,567

LONG TERM LIABILITIES:
Deferred income taxes	258,278	252,832

TOTAL LONG-TERM LIABILITIES	258,278	252,832

MINORITY INTEREST IN SUBSIDIARIES	1,349,344	1,182,449

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 20,000,000 shares authorized; 16,681,145 and 16,663,817 shares issued and outstanding for August 31, 2003 and February 28, 2003, respectively	110,095	109,981
Additional paid-in capital	42,991,588	42,925,545
Retained earnings	80,044,536	81,498,759
Other accumulated comprehensive income (loss)	(470,431)	(541,944)

	122,675,788	123,992,341
Less Loan to ESOP	80,128	—

TOTAL SHAREHOLDERS’ EQUITY	122,595,660	123,992,341

	$150,650,412	$148,099,189

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
NET SALES	$152,768,252	$155,321,995	$79,965,110	$80,309,727

COSTS AND EXPENSES:
Cost of sales	124,341,742	126,296,049	65,570,341	65,748,059
Operating expenses	30,755,068	28,335,839	15,401,486	14,071,202
Interest expense	77,588	69,493	57,066	21,664
Interest income	(101,217)	—	(92,313)	—

	155,073,181	154,701,381	80,936,580	79,840,925

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	(2,304,929)	620,614	(971,470)	468,802

Provision (credit) for income taxes	(1,017,601)	213,091	(432,497)	167,826

INCOME (LOSS) BEFORE MINORITY INTERESTS	(1,287,328)	407,523	(538,973)	300,976

Minority interest in earnings of subsidiaries	166,895	145,493	83,879	46,648

NET INCOME (LOSS)	(1,454,223)	262,030	(622,852)	254,328

NET INCOME (LOSS) PER COMMON SHARE:

Basic	$(.09)	$.02	$(.04)	$.02

Diluted	NA	$.02	NA	$.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,678,093	16,641,658	16,681,145	16,646,868
Diluted	17,155,677	16,783,837	17,292,653	16,714,882

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Six Months Ended
	August 31, 2003	August 31, 2002
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$142,456,668	$153,358,790
Cash paid to suppliers and employees	(146,331,308)	(132,864,405)
Interest received	101,217	—
Interest paid	(77,588)	(69,493)
Income taxes paid	(30,000)	(32,981)

Net cash (used in) provided by operating activities	(3,881,011)	20,391,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(214,833)	(98,822)

Net cash (used in) investing activities	(214,833)	(98,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	—	6,700,000
Repayments under revolving credit line	—	(9,200,000)
Proceeds from exercise of stock options	66,157	157,156

Net cash provided by (used in) financing activities	66,157	(2,342,844)

EFFECT OF EXCHANGE RATE CHANGE	71,512	(471,005)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,958,175)	17,479,240

Cash and cash equivalents, beginning of year	31,345,616	2,689,978

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,387,441	$20,169,218

RECONCILIATION OF NET INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

NET INCOME (LOSS)	$(1,454,223)	$262,030
Adjustments:
Depreciation and amortization	661,438	681,314
Contribution to ESOP	(80,128)	—
Increase in deferred taxes	5,446	5,019
Changes in assets and liabilities:
(Increase) in accounts receivable	(10,311,584)	(1,963,205)
Decrease in inventories	2,430,878	16,295,599
Decrease in prepaid expenses and other current assets	941,744	1,500,760
(Increase) decrease in other assets	(17,040)	51,956
Increase in accounts payable and accrued expenses	3,775,563	3,412,945
Increase in minority interest	166,895	145,493

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3,881,011)	$20,391,911

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Eurotech Limited, Titan Supply Chain Services Corp. and Titan Supply Chain Services PTE LTD and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments necessary to present fairly the Company’s financial position as of August 31, 2003 and February 28, 2003 and the results of its operations for the six and three month periods ended August 31, 2003 and 2002, and its cash flows for the six month periods ended August 31, 2003 and 2002.

See Note 3 regarding the sale of the net assets of the Company’s majority-owned subsidiary, Nu Visions Manufacturing, Inc.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2003, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the six-month period ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	August 31, 2003	February 28, 2003
Furniture, fixtures and office equipment	$8,006,306	$7,882,785
Computer equipment	5,755,049	5,678,891
Leasehold improvements	1,254,364	1,254,364

	15,015,719	14,816,040

Less: accumulated depreciation and amortization	10,311,824	9,665,541

	$4,703,895	$5,150,499

3.	JUNIOR SUBORDINATED NOTE:

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.	BANK LINES OF CREDIT:

On October 18, 2000, the Company entered into a revolving line of credit with six banks, as amended October 30, 2002 and February 24, 2003, which provided for maximum borrowings of $80,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 75 to 265 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through October 18, 2004. There were no borrowings at August 31, 2002, February 28, 2003 or August 31, 2003. As of the end of the reporting period, the Company had met all of the required covenants.

Subsequent to the balance sheet date, on September 4, 2003, the Company terminated the October 18, 2000 revolving credit agreement (referred to above) and entered into a new revolving line of credit with three banks which provides for maximum borrowings of $41,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. There are currently no borrowings being made under this agreement.

5.	NET INCOME PER SHARE:

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share:

	For the Six Months Ended		For the Three Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
NUMERATOR:
Net (loss) income	$(1,454,223)	$262,030	$(622,852)	$254,328

DENOMINATOR
Basic earnings per common share—weighted-average number of common shares outstanding	16,678,093	16,641,658	16,681,145	16,646,868
Effect of dilutive stock options	477,584	142,179	611,508	68,014

Diluted earnings per common share—adjusted weighted-average number of common shares outstanding	17,155,677	16,783,837	17,292,653	16,714,882

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

Revenues, by geographic area, for the first six months of each of our last two fiscal years are as follows:

	August 31, 2003	August 31, 2002
Americas	$129,026,435	$143,936,136
Europe	2,259,934	1,983,883
Asia/Pacific	21,481,883	9,401,976

	$152,768,252	$155,321,995

Total assets, by geographic area, for the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2003	August 31, 2002
Americas	$116,811,028	$136,156,325
Europe	1,863,225	1,566,473
Asia/Pacific	31,976,159	14,607,301

	$150,650,412	$152,330,099

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Introduction:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc. (“NUC”), Nu Horizons International Corp. (“International”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Hong Kong Limited (“NHK”), Nu Horizons Eurotech Limited (“NUE”), Titan Supply Chain Services Corp. (“TLC”) and Titan Supply Chain Services LTD PTE (“TSC”), and its majority owned subsidiaries NIC Components Asia PTE LTD (“NIA”) and NIC Components Europe Limited (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 2003 and February 28, 2003; (ii) Consolidated Condensed Statements of Operations for the six and three month periods ended August 31, 2003 and 2002 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 2003 and 2002.

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

Results of Operations:

Sales for the six-month period ended August 31, 2003 were $152,768,000 as compared to $155,322,000 for the comparable period of the prior year, a decrease of $2,554,000 or 1.6%. Sales for the three-month period ended August 31, 2003 were $79,965,000 as compared to $80,310,000 for the comparable period of the prior year, a decrease of $345,000 or 0.4%. Sequentially, sales increased from $72,803,000 in the first quarter of fiscal 2004, ended May 31, 2003 to $79,965,000 in the current quarter ended August 31, 2003, a sequential increase of 9.8%. Management believes that the current market slowdown stabilized during the first quarter of this fiscal year and that market conditions have begun to marginally improve, which accounts for the improved sales performance in the Company’s second quarter. The marketplace continues to afford poor near term visibility, which makes it difficult for management to estimate our overall sales volume and earnings for the balance of this fiscal year and the early part of the next fiscal year.

The gross profit margin for the quarter ended August 31, 2003 was 18.0% as compared to 18.1% for the quarter ended August 31, 2002, while the gross profit margin for the six month period ended August 31, 2003 was 18.6% as compared to 18.7% for the comparable period of the prior year. Management believes that this relative stability in gross margin levels may be an indicator of a general segment recovery as the Company proceeds through the balance of the 2004 calendar year and its 2004 fiscal year.

Operating expenses increased to $30,755,000 for the six month period ended August 31, 2003 from $28,336,000 for the six months ended August 31, 2002, an increase of $2,419,000 or 8.5%. Operating expenses increased from $14,071,000 for the three month period ended August 31, 2002 to $15,401,000 for the three months ended August 31, 2003, an increase of $1,330,000 or 9.5%. The dollar increase in operating expenses was due to increases in the following expense categories: approximately $2,720,000 or 112% of the increase for the six-month period and 100% of the increase for the three month period, were for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from the increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operations during the first six months of this fiscal year. The remaining $301,000 decrease for the six month period was a result of net decreases and or increases in various other general and administrative expenses. Management has decided to endure this higher rate of operating expenses in order to be prepared to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

Interest expense increased from $69,000 for the six months ended August 31, 2002 to $78,000 for the six months ended August 31, 2003 and from $22,000 for the three month period ended August 31, 2002 to $57,000 for the three months ended August 31, 2003. The interest expense for both periods resulted from the commitment fees required to maintain the Company’s revolving credit facility. There were no bank borrowings in either period.

Net loss for the six-month period ended August 31, 2003 was $1,454,000 or $.09 per share as compared to a net income of $262,000 or $.02 per share diluted for the six-month period ended August 31, 2002. Net loss for the three-month period ended August 31, 2003 was $623,000 or $.04 per share as compared to net income of $254,000 or $.02 per share diluted for the three-month period ended August 31, 2002. Basic and diluted per share results for the 2003 period are the same due to the loss. Management attributes the decrease in earnings for the 2003 periods to increased operating expenses incurred in connection with the expansion of the Company’s Asian and U.S. operational capabilities.

Liquidity and Capital Resources:

At August 31, 2003, the Company’s current ratio was 5.4:1 as compared to 6.2:1 at February 28, 2003. Working capital remained relatively stable, decreasing from approximately $116,792,000 at February 28, 2003 to approximately $115,997,000 at August 31, 2003, while cash decreased from February 28, 2003 to August 31, 2003 by approximately $4,000,000. The primary reasons for the decrease in cash were increases in accounts receivables net of decreases in inventories and an increase in accounts payable levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Liquidity and Capital Resources (Continued):

On October 18, 2000, the Company entered into a revolving line of credit with six banks, as amended October 30, 2002 and February 24, 2003, which provided for maximum borrowings of $80,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 75 to 265 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through October 18, 2004. There were no borrowings at August 31, 2002, February 28, 2003 or August 31, 2003. As of the end of the reporting period, the Company had met all of the required covenants.

Subsequent to the balance sheet date, on September 4, 2003, the Company terminated the October 18, 2000 revolving credit agreement (referred to above) and entered into a new revolving line of credit with three banks which currently rovides for maximum borrowings of $41,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. There are currently no borrowings being made under this agreement.

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

Other:

Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the current beliefs of management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as the level of business and consumer spending for electronic products, the amount of sales of the Company’s products, the competitive environment within the electronics industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company’s expansion efforts, economic conditions in the semiconductor industry and the financial strength of the Company’s customers and suppliers. The Company does not undertake any obligation to update such forward-looking statements. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

The Company has several foreign sudsidiaries and acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer participated in various conversations and meetings within 90 days of filing this report during which the Company disclosure controls and procedures were evaluated. They have advised us that based on such evaluation, they believe such controls and procedures are and continue to be effective to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms..

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of their evaluation.

Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Changes in Securities

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant held its Annual Meeting of Stockholders on September 24, 2003. The following proposals were adopted by the votes indicated.

(b) (c) (1) Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2006. The names of the Directors elected and votes cast in favor of their election and shares withheld are as follows:

NAME	VOTES FOR	VOTES WITHHELD
Paul Durando	12,538,640	2,651,256
Herbert Gardner	14,955,554	234,342
David Siegel	14,955,554	234,342

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports:

(a)	Exhibits:

31.1—Section 302 Certification of Chief Financial Officer

31.2—Section 302 Certification of Chief Executive Officer

32.1—Section 906 Certification of Chief Financial Officer

32.2—Section 906 Certification of Chief Executive Officer

(b)	Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date:	October 1, 2003	/s/ Arthur Nadata
Arthur Nadata, President and CEO

Date:	October 1, 2003	/s/ Paul Durando
Paul Durando, Vice President-Finance and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q

FOR THE SECOND QUARTER ENDED AUGUST 31, 2003

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION
10.1	Revolving Credit Agreement dated September 4, 2003 between the Company and three banks: Fleet National Bank, Citibank, N.A. and Israel discount Bank of New York

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Sec 906 of Sarbanes-Oxley Act

32.2	Certification of Chief Executive Officer Pursuant to Sec 906 of Sarbanes-Oxley Act