Form 10-Q
period 2003-11-30
NU HORIZONS ELECTRONICS CORP
filed 2004-01-08
CIK 718074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 6, 2004.

Common Stock - Par Value $.0066	16,712,094
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - November 30, 2003 (unaudited) and February 28, 2003	3.

	Consolidated Condensed Statements of Operations (unaudited) - Nine and Three Months Ended November 30, 2003 and 2002	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Nine Months Ended November 30, 2003 and 2002	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9.-11.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12.

Item 4.	Controls and Procedures	12.

Part II.	Other Information	13.

SIGNATURES		14.

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2003	February 28, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,632,558	$31,345,616
Accounts receivable - net of allowance of doubtful accounts of $4,133,129 and $4,083,590 for November 30, 2003 and February 28, 2003, respectively	55,543,178	39,092,343
Inventories	66,968,859	66,073,022
Prepaid expenses and other current assets	1,790,595	2,952,665

TOTAL CURRENT ASSETS	141,935,190	139,463,646
PROPERTY, PLANT AND EQUIPMENT - NET (Note 2)	4,522,688	5,150,499
OTHER ASSETS:
Subordinated note receivable (Note 3)	2,000,000	2,000,000
Other assets	1,514,615	1,485,044

	$149,972,493	$148,099,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,547,667	$16,732,172
Accrued expenses	3,569,370	5,939,395

TOTAL CURRENT LIABILITIES	25,117,037	22,671,567

LONG-TERM LIABILITIES:
Deferred income taxes	276,646	252,832

TOTAL LONG-TERM LIABILITIES	276,646	252,832

MINORITY INTEREST IN SUBSIDIARIES	1,422,026	1,182,449

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,700,700 and 16,663,817 shares issued and outstanding for November 30, 2003 and February 28, 2003, respectively	110,224	109,981
Additional paid-in capital	43,065,963	42,925,545
Retained earnings	80,241,505	81,498,759
Other accumulated comprehensive (loss)	(220,475)	(541,944)

	123,197,217	123,992,341
Less: Loan to ESOP	(40,433)	—

TOTAL SHAREHOLDERS’ EQUITY	123,156,784	123,992,341

	$149,972,493	$148,099,189

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
NET SALES	$243,840,055	$231,152,869	$91,071,802	$75,830,874

COSTS AND EXPENSES:
Cost of sales	199,653,799	188,788,612	75,312,065	62,492,563
Operating expenses	46,315,653	42,837,236	15,560,035	14,501,397
Interest expense	112,172	107,762	25,361	38,269
Interest income	(343,218)	—	(232,238)	—

	245,738,406	231,733,610	90,665,223	77,032,229

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	(1,898,351)	(580,741)	406,579	(1,201,355)
Provision (credit) for income taxes	(880,674)	(25,806)	136,931	(238,897)

INCOME (LOSS) BEFORE MINORITY INTERESTS	(1,017,677)	(554,935)	269,648	(962,458)
Minority interest in earnings of subsidiaries	239,577	181,085	72,682	35,592

NET INCOME (LOSS)	$(1,257,254)	$(736,020)	$196,966	$(998,050)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(.08)	$(.04)	$.01	$(.06)

Diluted	$(.08)	$(.04)	$.01	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,685,628	16,649,037	16,700,700	16,663,817
Diluted	16,685,628	16,649,037	17,641,150	16,663,817

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Nine Months Ended
	November 30, 2003	November 30, 2002
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$227,389,220	$228,875,115
Cash paid to suppliers and employees	(241,320,235)	(201,085,364)
Interest received	343,218	—
Interest paid	(112,172)	(107,762)
Income taxes paid	(68,881)	(64,573)

Net cash (used in) provided by operating activities	(13,768,850)	27,617,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(406,338)	(170,517)
Dividend to minority shareholders	—	(169,875)

Net cash (used in) investing activities	(406,338)	(340,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	—	6,700,000
Repayments under revolving credit line	—	(9,200,000)
Proceeds from exercise of stock options	140,661	246,801

Net cash provided by (used in) financing activities	140,661	(2,253,199)

EFFECT OF EXCHANGE RATE CHANGE	321,469	(660,392)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,713,058)	24,363,433
Cash and cash equivalents, beginning of year	31,345,616	2,689,978

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,632,558	$27,053,411

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
NET LOSS	$(1,257,254)	$(736,020)
Adjustments:
Depreciation and amortization	1,034,149	1,027,820
Contribution to ESOP	(40,433)	—
Increase in deferred taxes	23,814	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(16,450,835)	(2,277,754)
(Increase) decrease in inventories	(895,837)	26,100,912
Decrease (increase) in prepaid expenses and other current assets	1,162,070	(4,922,317)
(Increase) decrease in other assets	(29,571)	128,478
Increase in accounts payable and accrued expenses	2,445,470	8,107,659
Increase in income taxes	—	7,553
Increase in minority interest	239,577	181,085

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(13,768,850)	$27,617,416

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly-owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Europe Limited, Titan Supply Chain Services Corp. and Titan Supply Chain Services PTE LTD and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments necessary to present fairly the Company’s financial position as of November 30, 2003 and February 28, 2003 and the results of its operations for the nine and three month periods ended November 30, 2003 and 2002, and its cash flows for the nine month periods ended November 30, 2003 and 2002.

See Note 3 regarding the sale of the net assets of the Company’s majority-owned subsidiary, Nu Visions Manufacturing, Inc.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2003, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the nine-month period ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	November 30, 2003	February 28, 2003
Furniture, fixtures and office equipment	$8,107,315	$7,882,785
Computer equipment	5,813,560	5,678,891
Leasehold improvements	1,254,364	1,254,364

	15,175,239	14,816,040
Less: accumulated depreciation and amortization	10,652,551	9,665,541

	$4,522,688	$5,150,499

3.	JUNIOR SUBORDINATED NOTE:

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

On September 4, 2003, the Company entered into a revolving credit agreement with three banks which provides for maximum borrowings of $41,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. There are currently no borrowings being made under this agreement.

5.	NET INCOME PER SHARE:

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share:

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
NUMERATOR:
Net income (loss)	$(1,257,254)	$(736,020)	$196,966	$(998,050)

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	16,685,628	16,649,037	16,700,700	16,663,817
Effect of dilutive stock options	*	—	940,450	—

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	16,685,628	16,649,037	17,641,150	16,663,817

*	630,613 stock options are not included in the calculation of diluted earnings per share since they are anti-dilutive

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

Revenues, by geographic area, for the first nine months of each of the Company’s last two fiscal years are as follows:

	November 30, 2003	November 30, 2002
Americas	$203,277,951	$212,954,737
Europe	3,557,104	3,023,765
Asia/Pacific	37,005,000	15,174,367

	$243,840,055	$231,152,869

Total assets, by geographic area, as of the third quarter ended in each of the Company’s last two fiscal years are as follows:

	November 30, 2003	November 30, 2002
Americas	$113,908,523	$140,370,330
Europe	2,803,005	1,633,594
Asia/Pacific	33,260,965	13,791,348

	$149,972,493	$155,795,272

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Introduction:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc. (“NUC”), Nu Horizons International Corp. (“International”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Hong Kong Limited (“NHK”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“TLC”) and Titan Supply Chain Services LTD PTE (“TSC”), and its majority owned subsidiaries NIC Components Asia PTE LTD (“NIA”) and NIC Components Europe Limited (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of November 30, 2003 and February 28, 2003; (ii) Consolidated Condensed Statements of Operations for the nine and three-month periods ended November 30, 2003 and 2002 and (iii) Consolidated Condensed Statements of Cash Flows for the nine-month periods ended November 30, 2003 and 2002.

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

Results of Operations (Continued):

Sales for the nine-month period ended November 30, 2003 were $243,840,000 as compared to $231,153,000 for the comparable period of the prior year, an increase of $12,687,000 or 5.5%. Sales for the three-month period ended November 30, 2003 were $91,072,000 as compared to $75,831,000 for the comparable period of the prior year, an increase of $15,241,000 or 20.1%. Sequentially, sales increased from $79,965,000 in the second quarter of fiscal 2004, ended August 31, 2003 to $91,072,000 in the current quarter ended November 30, 2003, a sequential increase of 13.9%. Management believes that the current market slowdown stabilized during the first quarter of this fiscal year and that market conditions have begun to marginally improve, which accounts for the continued improved sales performance in the Company’s second and third quarters of this fiscal year. The marketplace continues to afford poor near term visibility, which makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of this fiscal year and the early part of the next fiscal year.

The gross profit margin for the quarter ended November 30, 2003 was 17.3% as compared to 17.6% for the quarter ended November 30, 2002, while the gross profit margin for the nine-month period ended November 30, 2003 was 18.1% as compared to 18.3% for the comparable period of the prior year. Management believes that this relative stability in gross margin levels may indicate a general segment recovery for the balance of the 2004 calendar year and the Company’s 2005 fiscal year. Sequentially, gross profit margin was 17.3% for the current quarter ended as compared to 18.0% for the quarter ended August 31, 2003. This sequential reduction in profit margin can be attributed to a change in the Company’s product mix for the current quarter, which experienced larger orders in the computer and liquid crystal display categories. These higher ASP (average selling price) products traditionally command lower profit margins. Going forward, management believes that growth in other key product lines will enable the Company’s margins to increase.

Operating expenses increased to $46,316,000 for the nine-month period ended November 30, 2003 from $42,837,000 for the nine months ended November 30, 2002, an increase of $3,479,000 or 8.1%. Operating expenses increased from $14,501,000 for the three-month period ended November 30, 2002 to $15,560,000 for the three months ended November 30, 2003, an increase of $1,059,000 or 7.3%. The dollar increase in operating expenses was due to increases in the following expense categories: approximately $4,410,000 of the increase for the nine-month period and $1,464,000 of the increase for the three-month period, were for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from the increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operations during the first nine months of this fiscal year. These increases for the nine-month and three-month periods were partially offset by decreases in various other general and administrative expenses. Management made a strategic decision to invest in expanding and upgrading the Company’s facilities and personnel during the recent market downturn, which has resulted in a higher rate of operating expenses. Management believes that these investments will enable the Company to take advantage of what it believes will be an inevitable rebound for the industry, although no assurances can be given in this regard.

Interest expense was $112,000 for the nine months ended November 30, 2003 as compared to $108,000 for the nine months ended November 30, 2002 and $25,000 for the three month period ended November 30, 2003 as compared to $38,000 for the period ended November 30, 2002. The interest expense for both periods resulted from the commitment fees required to maintain the Company’s revolving credit facility. There were no bank borrowings in either period.

Net loss for the nine-month period ended November 30, 2003 was $1,257,000 or $.08 per basic share as compared to a net loss of $736,000 or $.04 per basic share for the nine-month period ended November 30, 2002. Net income for the three-month period ended November 30, 2003 was $197,000 or $.01 per basic and diluted share as compared to a net loss of $998,000 or $.06 per basic share for the three-month period ended November 30, 2002. There is no diluted per share result for any period that reports a loss. Management attributes the increase in fiscal 2003 losses to increased operating expenses incurred in connection with the expansion of the Company’s Asian and U.S. operational capabilities net of the increase in gross margin dollars.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Liquidity and Capital Resources:

At November 30, 2003, the Company’s current ratio was 5.7:1 as compared to 6.2:1 at February 28, 2003. Working capital remained relatively stable, increasing from approximately $116,792,000 at February 28, 2003 to approximately $116,818,000 at November 30, 2003, while cash decreased from February 28, 2003 to November 30, 2003 by approximately $13,713,000. The primary reasons for the decrease in cash were increases in accounts receivable net of decreases in prepaid expenses and increases in accounts payable levels.

On September 4, 2003, the Company entered into a revolving credit agreement with three banks which currently provides for maximum borrowings of $41,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. There are currently no borrowings being made under this agreement.

The Company anticipates that its resources provided by its bank line of credit will be sufficient to meet its financing requirements for at least the next twelve month period.

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

The Company’s Chief Executive Officer and Chief Financial Officer participated in various conversations and meetings within 90 days of filing this report during which the Company’s disclosure controls and procedures were evaluated. They have advised the Company that based on such evaluation, they believe such controls and procedures are and continue to be effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

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

31.1 - Section 302 Certification of Chief Financial Officer

31.2 - Section 302 Certification of Chief Executive Officer

32.1 - Section 906 Certification of Chief Financial Officer

32.2 - Section 906 Certification of Chief Executive Officer

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp. Registrant

Date: January 9, 2004	/s/ Arthur Nadata
Arthur Nadata, President and CEO

Date: January 9, 2004	/s/ Paul Durando
Paul Durando, Vice President-Finance and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q

FOR THE THIRD QUARTER ENDED NOVEMBER 30, 2003

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