Form 10-K
period 2004-02-29
NU HORIZONS ELECTRONICS CORP
filed 2004-05-12
CIK 718074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

ON FORM 10-K

Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 04, 2004.

Common Stock – Par Value $.0066	16,859,766
Class	Outstanding Shares

Aggregate Market Value of Non-Affiliate Stock at May 4, 2004 – approximately $168,934,855

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

PART I.

ITEM 1.	BUSINESS:

GENERAL:

Except for historical information contained herein, the matters set forth herein are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include the factors described below the under “Management Discussion and Analysis –Risk Factors” in this Form 10-K .

Nu Horizons Electronics Corp. a Delaware corporation incorporated in 1987, (the “Company”) and its wholly owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”), NUV Inc. (“NUV”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”) and NIC Components Asia PTE. LTD (“NIA”) are engaged in the distribution of and supply chain services for high technology active and passive electronic components.

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

Management’s policy is to manage, maintain and control the bulk of its inventories from its principal headquarters and stocking facilities in Melville (Long Island), New York, in San Jose, California, in Singapore and in Buckingham, England. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable in order to better serve the specific needs of local markets.

ITEM 1.	BUSINESS (Continued):

Semiconductor Products (Active Components):

The Company is a distributor of a broad range of semiconductor products to commercial and military OEM’s, principally in the United States. The Company is a franchised distributor of active components for approximately thirty product lines. Significant franchised product lines include Allegro, Epson, Exar, Hynix, Integrated Circuit Systems, Intersil Corporation, Linear Technologies, Marvel, Pericom, Renesas, Sharp Microelectronics, ST Microelectronics, Sun Microsystems, TDK Semiconductor, Toshiba, Vitesse Semiconductor and Xilinx among others.

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

Financial information regarding the Company’s reportable segments and foreign and domestic operations can be found in note 13 of the Notes to the Company’s financial statements.

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

Due to certain market situations, NIC, with Nippon’s assent, has also established several manufacturing associations with U.S. and Taiwan based manufacturers to supply NIC with a portion of its product requirements under the NIC brand. NIC intends to continue to give Nippon priority, however, in acquiring Nippon’s products whenever Nippon’s technology and pricing are commensurate with market requirements.

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

ITEM 1.	BUSINESS (Continued):

Sales and Marketing (continued):

All sales are made through customers’ purchase orders. Semiconductors are sold primarily via telephone by the Company’s in-house staff of approximately 80 salespersons, and by a field sales force of approximately 100 salespersons. The Company maintains branch sales facilities located as follows:

UNITED STATES:

EAST COAST

Massachusetts - Boston

New York - Melville (Long Island) and Rochester

New Jersey - Mt. Laurel (Philadelphia) and Pine Brook

Ohio - Cleveland

Maryland - Columbia

North Carolina - Raleigh

Georgia - Atlanta

Alabama - Huntsville

Florida - Ft. Lauderdale, Orlando and Tampa

MIDWEST

Arizona - Phoenix

Colorado - Denver

Illinois - Chicago

Minnesota - Minneapolis

Texas - Dallas

FOREIGN: CANADA Toronto ASIA Singapore Hong Kong, China Shanghai, China Seoul, S. Korea Bangalor, India Penang, Malaysia Taipei, Taiwan Shenzhen, China EUROPE Buckingham, England

WEST COAST California - Irvine, Los Angeles, Sacramento, San Diego and San Jose Oregon - Portland Washington - Redmond

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

NIC has developed a national network of 3 global distributors and approximately 25 regional distributor locations, which market passive components on a non-exclusive basis. These distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory. These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges. Due to the efforts of NIC and its distributors, NIC’s passive components have been tested and “designed in” as a prime source of qualified product by over 7,000 OEMs in the United States.

No single customer accounted for more than 3% of the Company’s consolidated sales for the year ended February 29, 2004. The Company’s sales practice is to require payment within thirty days of delivery.

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

Source of Supply (continued):

As of February 29, 2004, there were three manufacturers that represented more than 10% of the Company’s inventory on a consolidated basis. Those suppliers accounted for approximately $29,466,000 of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced a shortage or surplus of certain electronic products.

For the year ended February 29, 2004, the Company purchased inventory from two suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $37,749,000 and $28,195,000 for the fiscal year.

Competition and Regulation:

The Company competes with many companies that distribute semiconductor and passive electronic components and, to a lesser extent, companies that manufacture such products and sell them directly to OEMs and other distributors. The Company also competes for customers with some of its own suppliers. Many of these companies have substantially greater assets and possess greater financial and personnel resources than those of the Company. In addition, certain of these companies possess independent franchise agreements to carry semiconductor product lines which the Company does not carry, but which it may desire to have. Competition is based primarily upon inventory availability, quality of service, knowledge of product and price. The Company believes that the distribution of passive electronic components under its own label is a competitive advantage.

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

Backlog:

The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 2004, the Company’s backlog was approximately $47,200,000 as compared to a backlog of approximately $29,600,000 at May 1, 2003.

Employees:

As of February 29, 2004, the Company employed approximately 527 persons: 44 in management, 329 in sales and sales support, 30 in product and purchasing, 30 in finance, accounting and human resources, 23 in MIS, 20 in operations and 51 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

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

ITEM 2.	PROPERTIES:

In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. The lease term is from December 17, 1996, to December 16, 2008 at an annual base rental of $601,290 and provides for a 4% annual escalation in each of the last ten years of the term.

On May 1, 1996, the Company leased approximately 25,000 square feet of warehouse and office space for its San Jose, California operation. This facility serves as the Company’s West Coast regional sales and distribution headquarters. The current lease term is from May 1, 2001 to April 30, 2006 at an annual base rental of $540,000.

On August 1, 2000, the Company leased approximately 10,000 square feet of office space in Melville, Long Island, New York to serve as the executive offices of it’s NIC Components subsidiary. The lease term is from April 1, 2001 to December 31, 2008 at an annual base rental of $285,700 and provides for a 4% annual escalation in each subsequent year of the lease.

The Company also leases space for twenty nine (29) branch sales offices, which range in size from 1,000 square feet to 14,000 square feet, with lease terms that expire between July 2004 and June 2009. Annual base rentals range from $21,600 to $199,400 with aggregate base rentals approximating $3,129,000. The Company believes it can obtain extensions of the leases scheduled to expire in fiscal 2004 on substantially similar terms to those currently in effect.

ITEM 3.	LEGAL PROCEEDINGS:

No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

During the fourth quarter of the fiscal year ended February 29, 2004 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

a)	The Company’s common stock is traded on the NASDAQ National Market System under the symbol “NUHC”. The following table sets forth, for the periods indicated, the high and low closing prices for the Company’s common stock as reported by the NASDAQ National Market System.

FISCAL YEAR 2003:
First Quarter	$10.00	$8.35
Second Quarter	9.25	6.35
Third Quarter	7.20	4.98
Fourth Quarter	7.11	4.85

FISCAL YEAR 2004:
First Quarter	$6.10	$4.75
Second Quarter	7.47	5.15
Third Quarter	9.05	7.20
Fourth Quarter	12.40	7.91

FISCAL YEAR 2005:
First Quarter (Through May 4, 2004)	$11.39	$9.35

b)	As of May 4, 2004, the Company’s common stock was owned by approximately 400 holders of record and 7,500 beneficial holders.

c)	The Company has never paid a cash dividend on its common stock. The Company’s current revolving credit line agreement permits dividends of up to 25% of the Company’s consolidated net income.

Equity Compensation Plan Information

The following chart summarizes the options and warrants outstanding and available to be issued at February 29, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,874,693	$7.90	247,000
Equity compensation plans not approved by security holders	1,466,569	$4.77	46,318
Total	3,341,262	$6.53	293,318

ITEM 6.	SELECTED FINANCIAL DATA:

	For The Year Ended February 29, 2004	For The Year Ended February 28, 2003	For The Year Ended February 28, 2002	For The Year Ended February 28, 2001	For The Year Ended February 29, 2000
INCOME STATEMENT DATA:
Continuing Operations:
Net sales	$345,863,877	$302,080,809	$281,912,508	$634,009,953	$364,069,562
Gross profit on sales	60,960,780	55,228,068	60,222,426	139,502,597	76,456,311
Gross profit percentage	17.6%	18.3%	21.4%	22.0%	21.0%
Net income (loss) before provision for income taxes and minority interests	(1,269,061)	(2,309,743)	(2,797,157)	58,515,268	20,694,140
Income (loss)	(847,999)	(2,511,638)	(2,762,566)	33,561,085	11,903,786
Income (loss) from discontinued operations	—	— (1)	4,982,242	1,791,000	(205,000)
Net income (loss)	$(847,999)	$(2,511,638)	$2,219,676	$35,352,085	$11,698,786
Earnings (loss) per common share:
Basic	$(.05)	$(.15)	$.13	$2.18	$.87
Diluted	(2)	(2)	$.13	$1.99	$.67
(1) Includes gain on sale of unit (2) Due to the loss, the presentation of diluted earnings per share would be antidilutive
	For The Year Ended February 29, 2004	For The Year Ended February 28, 2003	For The Year Ended February 28, 2002	For The Year Ended February 28, 2001	For The Year Ended February 29, 2000
BALANCE SHEET DATA:
Working capital	$123,494,074	$116,792,079	$120,790,159	$201,732,737	$106,903,383
Total assets	158,178,171	148,099,189	151,318,461	247,830,999	136,625,266
Long-term debt	5,580,495	252,832	2,731,598	85,181,496	38,307,319
Shareholders’ equity	124,402,543	123,992,341	126,473,177	124,361,211	75,461,183

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview:

Nu Horizons Electronics Corp. (the “Company”), and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”), NUV Inc. (“NUV”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”) and NIC Components Asia PTE. LTD (“NIA”) are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks.

As of August 23, 2001 the Company sold the assets of Nu Visions Manufacturing Inc. (“Nu Visions”), a wholly owned subsidiary of the Company, which was a contract assembler of circuit boards and related electromechanical devices for various OEM’s.

The electronics and the electronics distribution industries suffered one of the most severe downturns in the industries’ history beginning in 2001 and continuing through most of 2003. This downturn was marked by an oversupply of components, excess manufacturing capacity and a significant decline in the demand for electronic components. The second half of calendar 2003 appears to have been the break out period the industry has long been expecting. This was evidenced by industry wide double digit sequential and year over year increases in sales dollar volume, albeit accompanied by continued downward margin pressures. Management believes that this improvement in the components market worldwide should continue. The Company’s strategy of maintaining its infrastructure and investing during the electronic industry’s severe downturn is now beginning to see positive results. Sales in Asia increased almost 200% from fiscal 2003 to 2004 and the Company’s book to bill ratio, company wide, remains positive. Year over year and quarter over quarter the Company has increased market share with all of its major suppliers for both the semiconductor and passive component businesses.

For the fiscal year ended February 29, 2004, net sales from continuing operations increased to $345.9 million from $302.1 million in the comparable period last year. Net loss for fiscal 2004 was $848,000 or $0.05 per share, compared with a net loss of $2.5 million, or $.15 per share in the year-earlier period. The Company has now reported four sequential quarters of sales growth, with the fiscal 2004 fourth quarter experiencing a 12% sequential increase in sales over the fiscal 2004 year’s third quarter. The Company believes that the industry is in full recovery mode and that Nu Horizons should continue to participate in the benefits of this increased demand.

For an understanding of the significant factors that influenced the company’s performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this annual report on Form 10-K.

The following table sets forth for the years ended February 2004, 2003 and 2002, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended February
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.4	81.7	78.6
Gross profit	17.6	18.3	21.4
Operating expenses	18.1	19.0	21.4
Impairment of goodwill	0.0	0.0	0.4
Interest expense	0.0	0.0	0.5
Interest (income)	(0.1)	0.0	0.0
(Loss) before taxes	(0.4)	(0.8)	(1.0)
Income tax provision (benefit)	(0.2)	(0.2)	(0.2)
(Loss) after taxes, before minority interests	(0.2)	(0.6)	(0.8)
Minority interests	0.1	0.2	0.2
Discontinued operations	0.0	0.0	1.8
Net income (loss)	(0.2)	(0.8)	0.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Critical Accounting Policies and Estimates:

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

•	The Company maintains allowances for doubtful accounts for estimated bad debts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their inability to make payments, additional allowances might be required.

•	Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.

Fiscal Year 2004 versus 2003

Results of Continuing Operations:

Net sales for the year ended February 29, 2004 aggregated $345,864,000 as compared to $302,081,000 for the year ended February 28, 2003, an increase of approximately $44,000,000 or 14.5%. This increase was comprised of a decline in sales of approximately $3,000,000 in the first six months of the 2004 fiscal year as compared to the first six months of the prior fiscal year. This was followed by an increase in sales of approximately $47,000,000 in the second half of fiscal 2004 as compared to the last six months of fiscal 2003. Given the historically cyclical nature of the Company’s industry, management attributes this increase in sales performance in the latter part of fiscal 2004 as the break out period the electronic component industry has long been expecting. This was evidenced by the industry wide double digit sequential increases in sales dollar volume in the latter six months of calendar 2003. Management believes this improvement in the components market worldwide should continue through fiscal 2005, although no assurances can be given in this regard.

Gross profit margin as a percentage of net sales was 17.6% for the year ended February 29, 2004 as compared to 18.3% for the year ended February 28, 2003. Management believes that this continuing gross margin pressure results from a change in the Company’s product mix which was impacted by larger orders in the computer and liquid crystal categories domestically, coupled with increased sales in the Asian market which requires lower selling prices due to volume demand from Asian contract manufacturer. Management believes that margin pressures during the first quarter of fiscal 2005 have stabilized and should not continue to decline, however, no assurances can be given in this regard.

Operating expenses increased to $62,436,000 for the year ended February 29, 2004 from $57,440,000 for the year ended February 28, 2003, an increase of approximately $4,996,000 or 8.7%. The dollar increase in operating expenses was entirely due to personnel related costs – commissions, salaries, travel and fringe benefits resulting from increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operational capability during the current fiscal year. Management made a strategic decision to invest in expanding

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Fiscal Year 2004 versus 2003 (Continued):

Results of Continuing Operations (Continued):

the Company’s personnel during the recent market downturn, which resulted in increased operating expenses. Management believes that this investment will enable the Company to take advantage of the current and future rebound the industry is currently experiencing, although no assurances can be given in this regard.

Interest expense increased to $140,000 for the year ended February 29, 2004 as compared to $98,000 for the year ended February 28, 2003. This increase was primarily due to a return to bank borrowings in the fourth quarter of fiscal 2004 due to the increase in the Company’s inventory and accounts receivable levels which were needed to support increased sales activity in the latter half of the fiscal 2004 period.

Net loss from continuing operations for the year ended February 29, 2004 was $848,000 or $.05 per share, as compared to a loss of $2,512,000 or $.15 per share for the year ended February 28, 2003. Management attributes the fiscal 2004 loss of $848,000 to the increase in operating and interest expense exceeding the moderate increase in gross margin dollars.

Fiscal Year 2003 versus 2002

Results of Continuing Operations:

Net sales for the year ended February 28, 2003 aggregated $302,081,000 as compared to $281,913,000 for the year ended February 28, 2002, an increase of $20,168,000 or approximately 7.2%. Management attributes this increase in sales for the period to the core semiconductor and passive component distribution business, which had recently experienced a moderate increase in demand.

Gross profit margin as a percentage of net sales was 18.3% for the year ended February 28, 2003 as compared to 21.4% for the year ended February 28, 2002. This continuing decrease in gross margin percentage reflects decreasing prices due to increased competitive pressures resulting from the industry wide decline in demand coupled with an oversupply of product in the marketplace. The aforementioned reduction in margin percentage resulted in a $5,000,000 decrease in total gross margin dollars in fiscal 2003 in spite of the 7.2% or $20,168,000 increase in sales.

Operating expenses decreased by $2,938,000 to $57,440,000 for the year ended February 28, 2003 from $60,378,000 for the year ended February 28, 2002, a decrease of approximately 4.9%. The dollar decrease in operating expenses was due to an approximately $3,850,000 decrease in personnel related costs – commissions, salaries, travel and fringe benefits, partially offset by an increase of approximately $912,000 in various other general and administrative expenses. Operating expenses as a percentage of sales decreased to 19.0% of sales as compared to 21.4% for the prior year.

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

Net loss from continuing operations for the year ended February 28, 2003 was $2,512,000 or $.15 per share, as compared to a loss of $2,763,000 or $.17 per share for the year ended February 28, 2002. Management attributes the fiscal 2003 loss of $2,512,000 to a continued reduction of gross margin dollars exceeding the reduction in operating and interest expense. The $2,763,000 loss for fiscal 2002 is due to reduced sales volume in excess of reductions in operating expenses, resulting in a loss of $1,638,000 and a one-time charge for the impairment of the value of goodwill, which had previously been amortized over a fifteen-year period, resulting in an additional $1,125,000 loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Discontinued Operations:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc. The selling price of $31,563,000 was paid with $2,000,000 subordinated debt and $29,563,000 of cash proceeds.

Net income from the discontinued operation for the year ended February 28, 2002 was $799,000 or $.05 per share. The net gain on the sale of the subsidiary resulted in an after tax profit of $4,184,000 or $.25 per share for the fiscal year February 28, 2002. This resulted in total net income from the discontinued operation for the year ended February 28, 2002 of $4,982,000 or $.30 per basic share and $.29 per diluted share.

Combined Net Income (Loss):

Net loss for the year ended February 28, 2003 was $2,512,000 or $.15 per share as compared to net income (which comes from both continuing and discontinued operations) of $2,220,000 or $.13 per share in the fiscal year ended February 28, 2002.

Liquidity and Capital Resources:

Fiscal Year 2004 versus 2003

The Company ended its 2004 fiscal year with working capital and cash aggregating approximately $123,494,000 and $12,470,000 respectively, as compared to approximately $116,792,000 and $31,346,000 respectively, at February 28, 2003. The Company’s current ratio at February 29, 2004, was 5.6:1 as compared to 6.2:1 at February 28, 2003.

On September 4, 2003, the Company entered into a secured revolving line of credit with three banks, which currently provides for maximum borrowings of $41,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. Borrowings under this line of credit were $5,300,000 at February 29, 2004. There were no borrowings at February 28, 2003. As of the end of both fiscal years, the Company was in compliance with all the required covenants.

The Company has contacted its banks to discuss entering into a new loan agreement to address the Company’s need to increase its available revolving credit line to approximately $75,000,000 and to revise certain financial covenants contained in the current loan agreement. The Company is currently in full compliance with all of the covenants contained in its current agreement. However, the Company believes that, due to increased borrowing requirements resulting from projected substantial overall increases in sales in the electronic components market, the Company will need additional availability under its credit line. In addition, the Company believes that commencing November 2004, it is likely to have insufficient twelve month trailing earnings to insure compliance with the covenant related to earnings before interest and depreciation. Several banks have advised the Company that they are willing to enter into a new loan agreement that would enable the Company to remain in compliance with all covenants, as revised, as well as provide a sufficient increase in the available borrowing limits for the foreseeable future. There can be no assurances that the Company and its lenders will actually enter into such an agreement.

The Company anticipates that its resources provided by its cash flow from operations, without entering into the aforementioned new loan agreement, will be insufficient to meet its financing requirements for the next twelve-month period.

Off-Balance Sheet Arrangements:

As of February 29, 2004, the Company had no off-balance sheet arrangements to report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Contractual Obligations:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	1,189,000	419,000	419,000	351,000	—
Operating Lease Obligations	10,041,000	3,129,000	5,629,000	1,283,000	—
Purchase Obligations	—	—	—	—	—
Minority Interest	1,466,000	—	—	—	1,466,000

Total	$12,696,000	$3,548,000	$6,048,000	$1,634,000	$1,466,000

Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

Forward Looking Statement Disclaimer:

Except for historical information contained herein, the matters set forth above may be forward-looking statements. Such forward-looking statements are based on the current beliefs of the Company’s management. Certain risks and uncertainties could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as those described under Risk Factors below. The Company does not undertake any obligation to update its forward looking statements.

Risk Factors:

The Company may not have adequate liquidity or capital resources to finance its operations for the next twelve months.

The Company expects that it will require cash beyond the amount currently available under its existing credit agreement and its cash flow from operations in order to enable it to purchase inventory for the projected substantial overall sales increase in the electronics components market. The Company is engaged in discussions with its banks to discuss the entry into a new loan agreement with a revolving credit line of approximately $75 million; however, there is no assurance that the Company and its lenders will enter into a revised loan agreement and, if the Company fails to do so, it may not have sufficient cash flow from operations to meet its financing requirements for the next twelve months.

A large portion of the Company’s revenues come from sales of semiconductors, which is a highly cyclical industry, and an industry down-cycle could significantly affect the Company’s operating results.

The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. According to the Semiconductor Industry Association, the semiconductor industry experienced its worst annual downturn in history with revenue from worldwide semiconductor sales estimated to have fallen by approximately 50% from calendar 2000 to 2001. The Company’s revenues closely follow the strength or weakness of the semiconductor market. The Company’s total sales of semiconductors in fiscal years 2004, 2003, 2002 and 2001 were $346,000,000, $302,000,000 $282,000,000 and $634,000,000 respectively. Although the Company’s results have recently shown signs of an industry upturn, a technology industry downcycle, particularly in the semiconductor sector, could negatively affect the Company’s operating results in the future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

The Company’s revenues and profitability have declined significantly from historical highs and, although revenues have started to increase in recent quarters, the Company may be unable to achieve consistent profitability at levels experienced in the past.

The Company’s operations have been significantly and negatively affected by the recent downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight quarters. In the two most recent quarters, the Company’s revenues have begun to show signs of growth and an industry up-cycle, with $102,000,000 of revenues in the quarter ended February 29, 2004. Despite this recent growth, the Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. As a result, the Company has continued to implement substantial cost-cutting measures designed to align its expenses to provide profitability at current revenue levels. The success of these cost-cutting measures, as well as the timing of any economic recovery, will affect the Company’s ability to achieve consistent profitability at reasonable levels. Although the Company does not anticipate any further restructuring charges in the near term, if the Company is not able to maintain an acceptable level of profitability, the Company may need to consider expense reductions.

If the Company were unable to maintain its relationships with key suppliers, it could adversely affect the Company’s sales.

In fiscal 2004, sales of products and services from three suppliers exceeded 10% of the Company’s inventory on a consolidated basis. As a result, to the extent that those suppliers are not willing to do business with the Company in the future on terms acceptable to the Company, the loss of these suppliers could materially adversely affect the Company’s business, results of operations, financial condition or liquidity. If any of these industry leading suppliers was unwilling to do business with the Company, the Company’s relationships with its customers could be materially adversely affected because the Company’s customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers.

Declines in the value of the Company’s inventory could materially adversely affect the Company’s business, results of operations, financial condition or liquidity.

The electronic components and computer products industry is subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to decline in value or obsolescence of inventory. During an economic downturn it is possible that prices will decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer distributors like the Company certain protections from the loss in value of inventory (such as price protection, limited rights of return and rebates), the Company cannot assure you that such return policies and rebates will fully compensate it for the loss in value, or that the vendors will choose to, or be able to, honor such agreements. The Company cannot assure you that unforeseen new product developments or declines in the value of its inventory will not materially adversely affect its business, results of operations, financial condition or liquidity, or that the Company will successfully manage its existing and future inventories.

Substantial defaults by the Company’s customers on the Company’s accounts receivable could have a significant negative impact on the Company’s business, results of operations, financial condition or liquidity.

A significant portion of the Company’s working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, the Company’s business, results of operations, financial condition or liquidity could be adversely affected. If the economic and industry downturn were to continue, it could have an adverse affect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

The electronics component and computer industries are highly competitive and if the Company cannot effectively compete, its revenues may decline.

The market for the Company’s products and services is very competitive and subject to rapid technological advances. Not only does the Company compete with other distributors, it also competes for customers with some of its own suppliers. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects.

The sizes of the Company’s competitors vary across market sectors, as do the resources the Company has allocated to the sectors in which it does business. Therefore, some of the competitors may have greater financial, personnel, capacity and other resources than the Company has in one or more of its market sectors. As a result, the Company’s competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements.

The Company’s non-U.S. locations represent a significant and growing portion of its revenue, and consequently, the Company is increasingly exposed to risks associated with operating internationally.

In fiscal 2004, approximately 18.5 % of the Company’s sales came from its operations outside the United States. During fiscal 2003 and 2002 approximately 8% and 11.8% of sales, respectively, were from locations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 17.1% of consolidated sales in fiscal 2004. As a result of the Company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	import and export duties and value added taxes;

•	import and export regulation changes that could erode profit margins or restrict exports;

•	changing foreign tax laws and regulations;

•	potential military conflicts;

•	inflexible employee contracts in the event of business downturns; and

•	the burden and cost of compliance with foreign laws.

Manufacturing of electronic component and computer products is increasingly shifting to lower-cost production facilities in Asia, and most notably the People’s Republic of China. The Company’s business and prospects could be materially adversely affected if this shift continues and the Company is unable to develop distribution relationships with these or other manufacturers on acceptable terms. In particular, if the Company is unable to develop relationships with manufacturers that provide profit margins comparable to the margins maintained under existing relationships, the Company’s operating results may be negatively affected. In addition, the Company has operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include currency volatility and other economic or political risks. While the Company has and will continue to adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, the Company cannot ensure that such measures will be adequate.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

Independent Auditors’ Report

To The Board of Directors and Shareholders

Nu Horizons Electronics Corp.

Melville, New York

We have audited the accompanying consolidated balance sheets of Nu Horizons Electronics Corp. and subsidiaries as of February 29, 2004 and February 28, 2003, and the consolidated statements of operations, changes in shareholders’ equity and cash flows for the three years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the index at Item 15(a) presents fairly, in all material respects, the information required to be set forth therein.

/s/ LAZAR LEVINE & FELIX LLP

     LAZAR LEVINE & FELIX LLP

New York, New York

April 19, 2004

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	February 28, 2003
-ASSETS-
CURRENT ASSETS:
Cash	$12,469,973	$31,345,616
Accounts receivable - net of allowance for doubtful accounts of $4,089,801 and $4,083,590 for 2004 and 2003, respectively	68,230,405	39,092,343
Inventories	68,729,081	66,073,022
Prepaid expenses and other current assets	794,086	2,952,665

TOTAL CURRENT ASSETS	150,223,545	139,463,646
PROPERTY, PLANT AND EQUIPMENT – NET	4,401,898	5,150,499
OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,552,728	1,485,044

	$158,178,171	$148,099,189

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
CURRENT LIABILITIES:
Accounts payable	$21,479,465	$16,732,172
Accrued expenses	5,250,006	5,939,395

TOTAL CURRENT LIABILITIES	26,729,471	22,671,567

LONG-TERM LIABILITIES:
Revolving credit line	5,300,000	—
Deferred income taxes	280,495	252,832

TOTAL LONG-TERM LIABILITIES	5,580,495	252,832

MINORITY INTEREST IN SUBSIDIARIES	1,465,662	1,182,449

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,859,766 and 16,663,817 shares issued and outstanding for 2004 and 2003, respectively	111,275	109,981
Additional paid-in capital	43,934,877	42,925,545
Retained earnings	80,650,760	81,498,759
Other accumulated comprehensive income (loss)	(294,369)	(541,944)

TOTAL SHAREHOLDERS’ EQUITY	124,402,543	123,992,341

	$158,178,171	$148,099,189

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
NET SALES	$345,863,877	$302,080,809	$281,912,508

COSTS AND EXPENSES (INCOME):
Cost of sales	284,903,097	246,852,741	221,690,082
Operating expenses	62,435,993	57,439,743	60,377,685
Impairment of goodwill	—	—	1,124,636
Interest expense	139,630	98,068	1,517,262
Interest income	(345,782)	—	—

	347,132,938	304,390,552	284,709,665

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES AND MINORITY INTERESTS	(1,269,061)	(2,309,743)	(2,797,157)
Provision (credit) for income taxes	(704,275)	(539,927)	(503,742)

(LOSS) BEFORE MINORITY INTERESTS	(564,786)	(1,769,816)	(2,293,415)
Minority interest in earnings of subsidiaries	283,213	741,822	469,151

(LOSS) FROM CONTINUING OPERATIONS	(847,999)	(2,511,638)	(2,762,566)

DISCONTINUED OPERATIONS:
Income from operations of contract manufacturing subsidiary disposed of - net of income taxes	—	—	798,735
Gain on sale of contract manufacturing subsidiary – net of income taxes	—	—	4,183,507

	—	—	4,982,242

NET INCOME (LOSS)	$(847,999)	$(2,511,638)	$2,219,676

NET INCOME (LOSS) PER COMMON SHARE – BASIC:
Continuing operations	$(.05)	$(.15)	$(.17)
Discontinued operations	.00	.00	.30

	$(.05)	$(.15)	$.13

NET INCOME (LOSS) PER COMMON SHARE-DILUTED:
Continuing operations	$(.05)	$(.15)	$(.16)
Discontinued operations	.00	.00	.29

	$(.05)	$(.15)	$.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,729,163	16,663,817	16,574,911
Diluted	16,729,163	16,663,817	17,430,332

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Loan To ESOP	Total Shareholders’ Equity
Balance at February 28, 2001	16,501,840	$108,912	$41,798,615	$81,790,721	$821,807	$(158,844)	$124,361,211
Exercise of stock options	107,165	707	490,616	—	—	—	491,323
Income tax benefit from stock options exercised	—	—	311,596	—	—	—	311,596
Repayment from ESOP	—	—	—	—	—	158,844	158,844
Foreign currency translation	—	—	—	—	(1,069,473)	—	(1,069,473)
Net income	—	—	—	2,219,676	—	—	2,219,676

Balance at February 28, 2002	16,609,005	109,619	42,600,827	84,010,397	(247,666)	—	126,473,177
Exercise of stock options	54,812	362	246,439	—	—	—	246,801
Income tax benefit from stock options exercised	—	—	78,279	—	—	—	78,279
Foreign currency translation	—	—	—	—	(294,278)	—	(294,278)
Net (loss)	—	—	—	(2,511,638)	—	—	(2,511,638)

Balance at February 28, 2003	16,663,817	109,981	42,925,545	81,498,759	(541,944)	—	123,992,341
Exercise of stock options	195,949	1,294	823,982	—	—	—	825,276
Income tax benefit from stock options exercised	—	—	185,350	—	—	—	185,350
Foreign currency translation	—	—	—	—	247,575	—	247,575
Net (loss)	—	—	—	(847,999)	—	—	(847,999)

Balance at February 29, 2004	16,859,766	$111,275	$43,934,877	$80,650,760	$(294,369)	$—	$124,402,543

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Cash received from customers	$316,725,815	$303,006,935	$358,499,244
Cash paid to suppliers and employees	(341,482,272)	(271,254,844)	(275,441,710)
Interest paid	(139,630)	(98,068)	(1,517,262)
Interest received	345,782	—	—
Income taxes paid	(68,882)	(67,652)	(2,676,308)

Net cash provided by (used in) operating activities	(24,619,187)	31,586,371	78,863,964

Cash flows from investing activities:
Capital expenditures	(629,307)	(383,255)	(1,393,184)
Proceeds from sale of subsidiary	—	—	29,563,000
Net assets of subsidiary sold	—	—	(18,217,706)
Expenses related to sale of subsidiary	—	—	(3,606,122)

Net cash provided by (used in) investing activities	(629,307)	(383,255)	6,345,988

Cash flows from financing activities:
Borrowings under revolving credit line	13,900,000	6,700,000	81,300,000
Repayments under revolving credit line	(8,600,000)	(9,200,000)	(163,800,000)
Proceeds from exercise of stock options	825,276	246,801	491,323

Net cash provided by (used in) financing activities	6,125,276	(2,253,199)	(82,008,677)

Effect of exchange rate changes	247,575	(294,279)	(1,069,473)

Net increase (decrease) in cash and cash equivalents	(18,875,643)	28,655,638	2,131,802
Cash and cash equivalents, beginning of year	31,345,616	2,689,978	558,176

Cash and cash equivalents, end of year	$12,469,973	$31,345,616	$2,689,978

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH FROM OPERATING ACTIVITIES
NET (LOSS) INCOME	$(847,999)	$(2,511,638)	$2,219,676
Adjustments:
Gain on sale of subsidiary	—	—	(4,183,507)
Depreciation and amortization	1,377,908	1,378,233	1,416,235
Impairment of goodwill	—	—	1,124,636
Contribution to ESOP (compensation)	—	—	158,844
Bad debt provision	—	—	86,982
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(29,138,062)	926,126	54,850,081
(Increase) decrease in inventories	(2,656,059)	29,003,176	40,047,471
Decrease in prepaid expenses and other current assets	2,158,579	773,903	4,230,329
(Increase) decrease in other assets	(67,684)	176,728	(2,045,742)
Increase (decrease) in accounts payable and accrued expenses	4,243,254	1,950,513	(19,703,700)
Increase in income taxes	283,213	99,513	361,698
Increase (decrease) in minority interest	27,663	(210,183)	300,961

Net cash provided by (used in) operating activities	$(24,619,187)	$31,586,371	$78,863,964

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

1.	ORGANIZATION:

Nu Horizons Electronics Corp. and its subsidiaries, (both wholly and majority owned) are wholesale and export distributors of semiconductor and passive electronic components throughout the United States, Asia and Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.	Principles of Consolidation:

The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. (the “Company”), and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”), NUV Inc. (“NUV”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”) and NIC Components Asia PTE. LTD (“NIA”). All material intercompany balances and transactions have been eliminated. See also Note 3.

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

THREE YEARS ENDED FEBRUARY 29, 2004

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

As a result of its review of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”, the Company identified certain conditions as indicators of asset impairment and accordingly, recognized full impairment of the remaining goodwill, recording a one-time charge of $1,124,636, as of February 28, 2002.

Prior to its determination of impairment, costs in excess of net assets acquired were amortized on a straight-line basis over fifteen years. As of the end of fiscal 2004, 2003 and 2002, there was no goodwill on the Company’s balance sheet.

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

International has elected under Section 995 of the Internal Revenue Code to be taxed as an “Interest Charge Disc”. Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International’s untaxed income at February 29, 2004 approximates $1,726,000.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

i.	Revenue Recognition/Shipping and Handling Costs:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

Amounts related to shipping and handling that are billed to customers as part of sales transactions are reflected as a reduction of operating expenses and aggregated $73,151, $97,125 and $130,328 for the fiscal years ended 2004, 2003 and 2002, respectively. Shipping and handling costs incurred by the Company are included in costs of sales and aggregated $754,345, $1,117,080 and $1,042,052 for the fiscal years ended 2004, 2003 and 2002, respectively.

j.	Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the fiscal years ended 2004, 2003 and 2002, such costs aggregated $301,062, $295,466 and $424,490, respectively.

k.	Earnings Per Common Share:

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings (loss) per share reflect potential dilution from the exercise of securities into common stock. The effect of stock options have been excluded from the determination of the weighted average common shares for diluted (loss) per share for the 2004 and 2003 years as the effect was antidilutive.

l.	Stock-Based Compensation:

The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25 and related interpretations, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123”), establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted. Compensation expense related to stock options granted to non-employees is accounted for under SFAS 148, whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

l.	Stock-Based Compensation (continued):

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

	2004	2003	2002
Net earnings (loss):
As reported	$(847,999)	$(2,511,638)	$2,219,676
Pro forma	(1,537,384)	(3,382,655)	1,230,375
Basic earnings per share:
As reported	$(.05)	$(.15)	$.13
Pro forma	$(.05)	$(.20)	$.07
Diluted earnings per share:
As reported	$(.05)	$(.15)	$.13
Pro forma	$(.05)	$(.20)	$.07

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended 2004, 2003 and 2002, respectively: expected volatility of 39.2%, 40.1%, and 38.9%, respectively; risk free interest rate of 2.5%, 4.0%, and 4.9%, respectively; and expected lives of 2 to 7 years.

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards regarding how an issuer classifies, measures, and discloses certain types of financial instruments having characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. In addition, this statement provides guidance on how to account for non-controlling interests of a limited-life subsidiary. The adoption of this provision did not have an impact on the Company’s consolidated financial position and results of operations.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

3.	SALE OF SUBSIDIARY:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc. (“Nu Visions”). The selling price of $31,563,000 consisted of $2,000,000 in a subordinated note (see below) and $29,563,000 in cash.

Operating results for the period March 1, 2001 to August 23, 2001, of Nu Visions were as follows:

2002
Net sales	$21,736,655
Income before income taxes	1,331,226
Income tax provision	798,735

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

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment which is recorded at cost, consists of the following:

	2004	2003
Furniture, fixtures and equipment	$8,185,446	$7,882,785
Computer equipment	5,993,016	5,678,891
Leasehold improvements	1,254,364	1,254,364

	15,432,826	14,816,040
Less: accumulated depreciation and amortization	11,030,928	9,665,541

	$4,401,898	$5,150,499

Depreciation expense for the 2004, 2003 and 2002 years aggregated $1,377,908, $1,378,233 and $1,259,248, respectively.

5.	OTHER ASSETS:

Other assets consists of the following:

	2004	2003
Net cash surrender value – life insurance	$1,339,920	$1,280,884
Other assets	212,808	204,160

	$1,552,728	$1,485,044

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

6.	REVOLVING CREDIT LINE:

On September 14, 2003, the Company entered into an unsecured revolving line of credit agreement with three banks, which currently provides for maximum borrowings of $41,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company, through September 4, 2007. Direct borrowings under the line of credit were $5,300,000 at February 29, 2004. There were no borrowings at February 28, 2003. As of the end of each of the fiscal years, the Company had met all of the required covenants.

7.	CAPITAL STOCK AND STOCK OPTIONS:

Stock options granted to date under the Company’s 1994 Stock Option Plan generally expire five years after date of grant and become exercisable in four equal annual installments, commencing one year from date of grant. Stock options granted to date under each of the Company’s 1998, 2000 and 2002 Stock Option Plans and 2000 and 2002 Key Employee Stock Option Plans, generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant. Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans, expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

7.	CAPITAL STOCK AND STOCK OPTIONS (Continued):

A summary of options granted and related information for the three years ended February 29, 2004 is as follows:

	Options	Weighted Average Exercise Price
Outstanding February 28, 2001	2,248,779	$5.88
Granted	99,000	10.00
Exercised	(103,304)	4.77
Cancelled	(43,763)	8.46

Outstanding February 28, 2002	2,200,712	6.07
Weighted average fair value of options granted during the year		$9.99

Granted	1,361,000	$7.15
Exercised	(54,812)	4.30
Cancelled	(57,122)	8.62

Outstanding February 28, 2003	3,449,778
Weighted average fair value of options granted during the year		$6.08

Granted	127,000	$5.50
Exercised	(195,949)	4.22
Cancelled	(39,567)	8.20

Outstanding February 29, 2004	3,341,262

Weighted average fair value of options granted during the year		$4.30

Options exercisable at the end of each fiscal year:
February 28, 2002	1,818,621	$5.04
February 28, 2003	1,924,653	5.62
February 29, 2004	2,604,762	6.38

Exercise prices for options outstanding as of February 29, 2004 ranged from $2.93 to $18.33. The weighted-average remaining contractual life of these options is approximately 5 years. Outstanding options at February 29, 2004 are held by approximately 70 individuals.

8.	MINORITY INTERESTS IN SUBSIDIARIES:

Minority interests at February 29, 2004 and February 28, 2003 represents the liability related to a 15% minority interest in NIC Components Asia PTE. LTD, (NIA) and 20% minority interest in NIC Components Europe Limited (NIE).

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

9.	INCOME TAXES:

The provision (credit) for income taxes from continuing operations is comprised of the following:

	2004	2003	2002
Current:
Federal	$(1,195,777)	$(747,670)	$(256,833)
State and local	(298,944)	(191,481)	(60,907)
Foreign	848,246	377,900	267,956
Deferred:
Federal	(46,240)	16,976	(341,362)
State	(11,560)	4,348	(112,596)

	$(704,275)	$(539,927)	$(503,742)

The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options reduced taxes currently payable as shown above by $185,350 for 2004 and $78,279 for 2003. Such benefits are credited to additional paid-in capital.

The components of the net deferred income tax liability, pursuant to SFAS 109, are as follows:

	2004	2003
Deferred tax assets:
Accounts receivable	$1,335,023	$1,507,665
Inventory	282,227	96,550
Goodwill	96,620	120,304

Total deferred tax assets	1,713,870	1,724,519

Deferred tax liabilities:
Fixed assets	(1,310,310)	(1,186,477)
Income of Interest Charge DISC	(684,055)	(790,874)

Total deferred tax liabilities	(1,994,365)	(1,977,351)

Net deferred tax liabilities	$(280,495)	$(252,832)

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	2004	2003	2002
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes	(6.8)	(5.3)	(7.8)
Foreign and other	(14.7)	15.9	23.8

Effective tax rate	(55.5)%	(23.4)%	(18.0)%

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

10.	EMPLOYEE BENEFIT PLANS:

On January 13, 1987, the Company’s Board of Directors approved the adoption of an employee stock ownership plan (ESOP). The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company’s common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 29, 2004 aggregated $0 for 2004, $0 for 2003, and $158,844 for 2002. At February 29, 2004, the ESOP owned 489,880 shares of the Company’s common stock at an average price of approximately $3.24 per share.

In January 1991, the Company also established a 401(k) profit sharing plan to cover all eligible employees. The Company’s contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 29, 2004 were $237,068, $209,057 and $145,947, respectively.

11.	COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

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

Leases:

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

Fiscal 2005	$3,129,000
Fiscal 2006	2,617,000
Fiscal 2007	1,641,000
Fiscal 2008	1,371,000
Fiscal 2009	1,045,000
Thereafter	238,000

Rent expense was $3,151,940, $3,231,553 and $2,956,569, for each of the three years in the period ending February 29, 2004.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

11.	COMMITMENTS AND CONTINGENCIES (Continued):

Litigation:

At times the Company is involved in various lawsuits incidental to its business. At February 29, 2004, management does not believe that any litigation matter is material to its financial statements.

12.	MAJOR SUPPLIERS:

For the year ended February 29, 2004, the Company purchased inventory from two suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $37,749,000 and $28,195,000 for the fiscal year.

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

In as much as the Company’s business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in different geographic areas.

Revenues, by geographic area, for the fiscal years are as follows:

	2004	2003	2002
Americas	$281,747,445	$277,647,379	$248,668,150
Europe	4,784,252	3,957,503	16,640,422
Asia/Pacific	59,332,180	20,475,927	16,603,936

	$345,863,877	$302,080,809	$281,912,508

Total assets, by geographic area, at the end of the fiscal years are as follows:

	2004	2003	2002
Americas	$113,249,247	$128,911,799	$132,283,894
Europe	1,717,119	1,265,127	9,897,388
Asia/Pacific	43,211,805	17,922,263	9,137,179

	$158,178,171	$148,099,189	$151,318,461

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 29, 2004

14.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three Month Period Ended
	February 29, 2004	November 30, 2003	August 31, 2003	May 31, 2003
Net sales	$102,023,823	$91,071,802	$79,965,110	$72,803,142
Cost of sales	85,249,290	75,312,065	65,570,341	58,771,401
Operating expenses	16,120,890	15,560,035	15,401,486	15,353,582
Interest expense (income) net	24,354	(206,877)	(35,247)	11,618
Provision (credit) for income taxes	176,395	136,931	(432,497)	(585,104)
Minority interest	(43,636)	(72,682)	(83,879)	(83,016)

Net income (loss)	$409,258	$196,966	$(622,852)	$(831,371)

Basic Earnings (Loss) per Share	$.02	$.01	$(.04)	$(.05)

Weighted average number of common and common equivalent shares outstanding	16,859,766	16,700,700	16,681,145	16,675,040

	Three Month Period Ended
	February 28, 2003	November 30, 2002	August 31, 2002	May 31, 2002
Net sales	$70,927,941	$75,830,874	$80,309,727	$75,012,267
Cost of sales	58,064,130	62,492,563	65,748,059	60,547,989
Operating expenses	14,602,507	14,501,397	14,071,202	14,264,637
Interest expense (income)	(9,693)	38,269	21,664	47,828
Provision (credit) for income taxes	(514,121)	(238,897)	167,826	45,265
Minority interest	560,737	35,592	46,648	98,845

Net income (loss)	$(1,775,619)	$(998,050)	$254,328	$7,703

Basic (Loss) Earnings per Share	$(.11)	$(.06)	$.02	$.00

Weighted average number of common and common equivalent shares outstanding	16,663,817	16,663,817	16,646,868	16,636,447

REPORT OF MANAGEMENT

The consolidated financial statements of Nu Horizons Electronics Corp. have been prepared by the company, which is responsible for their integrity and objectivity. These statements, prepared in accordance with accounting principles generally accepted in the United States, reflect our best use of judgment and estimates where appropriate. The company also prepared the other information in the annual report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The company’s system of internal controls is designed to provide reasonable assurance that company assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management’s authorization and are properly recorded. In establishing the basis for reasonable assurance, management balances the costs of the internal controls with the benefits they provide. The system contains self-monitoring mechanisms, and compliance is tested through reviews by officers of the Company.

The audit committee of the board of directors, consisting entirely of independent directors as defined by the Securities and Exchange Commission and NASDAQ rules, meets regularly with the company’s management and independent auditors and reviews audit plans and results, as well as management’s actions taken in discharging its responsibilities for accounting, financial reporting, and internal controls. Members of management, the operating controls staff, and the independent auditors have direct and confidential access to the audit committee at all times.

The company’s independent auditors, Lazar Levine & Felix LLP, were engaged to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States. These standards include a study and evaluation of internal controls for the purpose of establishing a basis for reliance thereon relative to the scope of their audit of the consolidated financial statements. Their report appears herein.

BY:	/s/ PAUL DURANDO	BY:	/s/ ARTHUR NADATA

	Paul Durando		Arthur Nadata
	Vice President, Finance and		President and
	Treasurer		Chief Executive Officer

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three-year period ending February 29, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES:

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 29, 2004. Based on such evaluation, they have concluded that, as of February 29, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the Company’s internal control over financial reporting or in other factor that have, or is reasonably likely to, materially affect the Company’s internal control over financial reporting during the period covered by this report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME	AGE	POSITION
Irving Lubman	65	Chief Operating Officer and Chairman of the Board
Arthur Nadata	58	President, Chief Executive Officer and Director
Richard S. Schuster	55	Vice-President, Secretary and Director
Paul Durando	60	Vice President – Finance, Treasurer and Director
Herbert Gardner	64	Director
Martin Novick	68	Director
Dominic A. Polimeni	57	Director
David Siegel	78	Director

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued):

The Company’s Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.

Class I (To Serve Until the Annual Meeting of Stockholders in 2006)	Class II (To Serve Until the Annual Meeting of Stockholders in 2004)	Class III (To Serve Until the Annual Meeting of Stockholders in 2005)
Paul Durando	Martin Novick(1)(2)(3)	Irving Lubman
Herbert Gardner (1)(2)(3) David Siegel(1)(2)(3)	Dominic A. Polimeni (1)(2)(3) Richard S. Schuster	Arthur Nadata

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Nominating Committee

All officers serve at the discretion of the Board. There are no family relationships among the directors and officers.

Irving Lubman has been the Company’s Chairman of the Board since October 1982 and Chief Operating Officer since September 1996. Mr. Lubman was the Company’s Chief Executive Officer from October 1982 to September 1996. Mr. Lubman has been actively involved in electronic components’ distribution since 1957, when he joined Milgray Electronics Corp., holding the position of sales manager until 1968. From 1968 through October 1982, when he joined the Company, Mr. Lubman was corporate vice president of Diplomat Electronics Corp., also a distributor of electronic components. Effective June 1, 2004, Mr. Lubman will cease to be Chairman of the Board and Chief Operating Officer.

Arthur Nadata has been the Company’s President and a Director since October 1982 and Chief Executive Officer since September 1996. Mr. Nadata was also the Treasurer of the Company from October 1982 to September 1996. Prior to joining the Company in October 1982, Mr. Nadata worked for eighteen years for Diplomat Electronics Corp. in various operational and sales positions of increasing responsibility, eventually becoming corporate vice president of sales and marketing. Effective June 1, 2004, Mr. Nadata will cease to be President of the Company and will become Chairman of the Board.

Richard S. Schuster has been the Company’s Vice President, Secretary and a Director since October 1982. For the seven years prior to joining the Company in November 1982, Mr. Schuster served as manager of Capar Components Corp., an importer and distributor of passive components, and a wholly owned subsidiary of Diplomat Electronics Corp. For the six year period prior to 1975, Mr. Schuster was employed by International Components Corp. and was responsible for production, engineering and sales of imported semiconductor and passive components. Effective June 1, 2004, Mr. Schuster will cease to be Vice President and will become President and Chief Operating Officer of the company.

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

Herbert M. Gardner has been a Director of the Company since May 1984. Mr. Gardner has been Executive Vice President and Treasurer of Barrett Gardner Associates, Inc. an investment banking firm since October 2002 and prior there for twenty eight years Senior Vice President for Janney Montgomery Scott LLC. and its predecessors. Mr. Gardner is Chairman of the Board of Supreme Industries Inc., a manufacturer of specialized truck bodies and buses. Mr. Gardner also serves as a director of Rumson-Fair Haven Bank & Trust, a community commercial bank and trust company; Rewards Network, Inc. a leader in the development and marketing of transaction based dining and other consumer rewards programs; TGC Industries, Inc., a seismic services company; Hirsch International Corporation, an importer of computerized embroidery machines; and Co-Active Marketing Group, Inc., a marketing and sales promotion company.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued):

Martin Novick has been a Director of the Company since September 24, 2003. Presently he is group Vice President of Sales at Audiovox Electronics Corporation, where he has served as Vice President for the past 35 years. He has been in the consumer electronics business for 45 years with expertise in both purchasing and marketing. He is President of Ren-Mar Enterprises Ltd., a private investment company located in Toronto, Canada. He is also a partner in Great American Realty, a private investment company.

Dominic A. Polimeni has been a Director of the Company since September 1997. Mr. Polimeni has over 28 years experience in the distribution and Inventory Logistics Management (“ILM”) businesses and has been responsible for evaluating and negotiating over 50 acquisitions of distribution and ILM businesses. He has been a Director, president and Chief executive Officer of Distribution Dynamics, Inc., a privately-held ILM company based in Eden Prairie, MN, since September 2003. Distribution Dynamics filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 2004 in order to effect the sale of substantially all of the assets of its business under section 363 of the Code. Until May 2002, Mr. Polimeni was a Director of Questron Technology, Inc., a publicly held company based in Boca Raton, Florida, from March 1995, and Chairman and Chief Executive Officer of Questron from February 1996. Questron sold its business and assets through a Chapter 11 Section 363 sale under the U.S. Bankruptcy Code, in May 2002. Mr. Polimeni has also been a Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment-banking firm since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. from 1986 to 1990. He also held several other positions, including general management positions, with Arrow over an eight-year period. Mr. Polimeni began his career as a certified public accountant in the New York office of Arthur Young & Company.

David Siegel has been a Director of the Company since June 2000. For more than the past five years Mr. Siegel has been a Vice President and director of Great American Electronics, a distribution company, which he founded. Mr. Siegel is also a director of Micronetics Corp. and Surge Components Corp. Mr. Siegel previously served on our Board of Directors from September 1991 to October 1996.

Audit Committee and Audit Committee Expert

The Company has an audit committee established in accordance with section 3(a)(58) of the exchange Act. The members of the audit committee currently are Dominic Polimeni, Herbert Gardner, David Siegel and Martin Novick.

The Board has determined that Dominic Polimeni, the current committee chairman and a member of the audit committee since September 1997, qualified as an “audit committee financial expert,” as defined by the Securities and Exchange Commission rules, based on his education, experience and background.

Code of Conduct

The Board of Directors has adopted a code of conduct that applies to all of our employees, officers and directors and a code of ethics that applies to our senior financial officers. A copy of the code of conduct is attached as an exhibit to this report on Form 10-K. In addition, you can find links to these materials on our website at: www.nuhorizons.com and we will provide copies of these materials, free of charge, if a request is sent to : Nu Horizons Electronics Corp., 70 Maxess Road, Melville, New York 11747, attention: Secretary.

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

Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2004.

ITEM 11.	EXECUTIVE COMPENSATION:

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the three other executive officers for the years ended February 29, 2004, February 28, 2003 and February 28, 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)					Long Term Compensation
Name of Principal and Position	Fiscal Year	Salary		Bonus		Securities Underlying Options (2)	All other (3) Compensation
Irving Lubman COO, Chairman of the Board	2004 2003 2002	$ $ $	263,900 263,900 263,040	$ $ $	0 0 120,981	0 265,000 0	$ $ $	40,583 41,313 41,313

Arthur Nadata President and CEO	2004 2003 2002	$ $ $	263,900 263,900 263,040	$ $ $	0 0 172,702	0 390,000 0	$ $ $	38,945 39,605 39,605

Richard Schuster Vice President and Secretary and President, NIC Components Corp.	2004 2003 2002	$ $ $	263,900 263,900 263,040	$ $ $	0 0 172,702	0 345,000 0	$ $ $	35,670 36,154 36,154

Paul Durando Vice President, Finance and Treasurer	2004 2003 2002	$ $ $	180,000 180,000 180,000	$ $ $	0 0 12,953	0 90,000 0	$ $ $	1,800 1,800 1,800

SUMMARY COMPENSATION TABLE – Footnotes

(1)	No other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2)	The amounts disclosed in this column include the Company’s contributions on behalf of the named executive officer to the Company’s 401(k)-retirement plan in amounts equal to a maximum of 1% of the executive officer’s annual salary and, for Messrs. Lubman, Nadata and Schuster contributions to life insurance policies where the Company is not the beneficiary, and the cost to the Company of the non-business use of Company automobiles used by executive officers.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

Employment Contracts

On September 13, 1996, the Company signed employment contracts (the “Contracts”), as amended, with three of its senior executives for a continually renewing five-year term. The Contracts specify a base salary of $226,545 for each officer in 1997, which shall be increased each year by the change in the consumer price index, and also entitle two of the three officers to an annual bonus equal to 3.33%, and the third officer to 2.33% (9% in the aggregate) of the Company’s consolidated earnings before income taxes. Benefits are also payable upon the occurrence of either a change in control of the Company, as defined, or the termination of the officer’s employment, as defined. In the event the employee terminates his employment within six months after a change in control of the Company, he will receive a lump sum payment equal to three-quarters of the remaining compensation under his employment agreement. Each Contract also provides for certain payments of the executive salary, performance bonuses and other benefits in the event of death or disability of the officer for the balance of the period covered by the agreement. Effective June 1, 2004, the contract between the Company and Mr. Lubman will be terminated and he will cease to be entitled to the 2.33% annual bonus described above.

There were no stock options granted to the executive officers named in Item 11 during the fiscal year ended February 29, 2004.

The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 29, 2004 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END

OPTIONS/SAR VALUES

			Number of Unexercised Options/SARs at FY End	Value of Unexercised In-the-Money Options/SARs at FY End
	Shares Acquired on Exercise	Value Realized (1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Irving Lubman	34,200	$215,923	496,673	$2,021,478
			187,325	318,550

Arthur Nadata	34,200	$217,886	621,051	2,390,615
			257,325	458,500

Richard Schuster	34,200	$216,573	547,923	2,109,728
			231,075	406,800

Paul Durando	0	0	77,718	187,064
			45,000	84,300

(1)	Market value less exercise price, before payment of applicable federal or state taxes.

Directors who are not employees of the Company receive an annual fee of $6,000 for Board Membership and $1,000 for each Board of Directors or Committee meeting attended. There were three meetings of the Board of Directors and two meetings of the Compensation Committee during the fiscal year ended February 29, 2004. All of our directors attended 75% or more of the total number of meetings of the Board of Directors and Committees on which they served and two directors attended or participated in all of the meetings of the Board of Directors, one director attended two meetings and one director attended one meeting.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

Audit Committee

For the fiscal year ended February 29, 2004, there were four meetings of the Audit Committee. The Company’s Audit Committee is involved in discussions with the Company’s independent public accountants with respect to the scope and results of the Company’s year-end audit, the Company’s internal accounting controls and the professional services furnished by the independent auditors to the Company. During fiscal 2004, the Company appointed a standing Nominating Committee which has not yet met.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consisted during fiscal 2004 of Messrs. Gardner (Chairman), Novick, Polimeni and Siegel.

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

94,693 shares and no options are currently available for grant.

1994 Stock Option Plan:

In September 1994, the Company’s stockholders approved the 1994 Stock Option Plan (the “1994 Plan”), as amended in September 1996, under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,732,500 shares of the Company’s Common Stock, as adjusted for a 5% stock dividend and a three for two stock split. The Compensation Committee, consisting of at least two members of the Board of Directors, administers the 1994 Plan. The Compensation Committee, subject to provisions in the 1994 Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the 1994 Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant or 110% of such fair market value for options granted to any employee to or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. Options are currently outstanding for 394,693 shares and no options are currently available for grant.

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

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

1998 Stock Option Plan:

In May 1998, the Board of Directors adopted the Nu Horizons Electronics Corp. 1998 Stock Option Plan (the “1998 Option Plan”), as amended, under which any director, officer, employee or consultant of the Company, a subsidiary or an affiliate may be granted options to purchase an aggregate 1,653,750 shares of the Company’s Common Stock, as adjusted for a 5% dividend and a 3-for-2 stock split. The 1998 Option Plan may be administered by the Board of Directors of the Company or by a committee consisting of two or more non-employee Directors, as defined by Rule 16b under the Securities Exchange Act of 1934. The Compensation Committee administers the 1998 Option Plan. Subject to the terms of the 1998 Option Plan, the Board of Directors or the Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Option Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors of the Committee also, subject to the express provisions of the 1998 Option Plan, has the authority to interpret the 1998 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Option Plan. Only non-qualified stock options may be granted under the terms of the 1998 Option Plan. The exercise price of the options granted under the 1998 Option Plan would not be less than such fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations, and certain other events involving a change in the Company’s capital. During fiscal 2004, no options were granted under the 1998 Option Plan. Options are currently outstanding for 1,197,819 shares and 27,068 options are currently available for grant.

2000 Stock Option Plan:

In July 2000, the Board of Directors adopted the Nu Horizons Electronics Corp. 2000 Stock Option Plan, under which any of the Company’s employees or consultants, or those of its subsidiaries or affiliates, may be granted options to purchase an aggregate 300,000 shares of Common Stock, as adjusted for a 3-for-2 stock split. The Company’s executive officers and directors are not eligible to participate in the 2000 Option Plan. The 2000 Option Plan may be administered by the Board of Directors or a committee consisting of two or more Non-Employee Directors, as defined by Rule 16b of the Securities Exchange Act of 1934. The Compensation Committee administers the 2000 Option Plan. Subject to the terms of the 2000 Option Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Option Plan, the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee also, subject to the express provisions of the 2000 Option Plan, has the authority to interpret the 2000 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Option Plan. Only non-qualified stock options may be granted under the terms of the 2000 Option Plan. The exercise price for the options granted under the 2000 Option Plan will not be less than fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in the Company’s capital. During fiscal 2004, 34,000 options were granted under the plan with an exercise price of $4.30 and 19,250 options remain available for grant.

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

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

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

2002 Key Employee Stock Option Plan:

In September 2002, the Company’s stockholders approved the 2002 Key Employee Stock Option Plan (the “2002 Key Employee Plan”) under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 650,000 shares of the Company’s Common Stock. The 2002 Key Employee Plan may be administered by the Board of Directors or a committee, consisting of two or more members of the Board of Directors who are Non-Employee Directors, as defined by Rule 16b of the Securities Exchange Act of 1934. Our Compensation Committee administers the 2002 Key Employee Plan. Subject to the terms of the 2002 Key Employee Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2002 Key Employee Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee shall also, subject to the express provisions of the 2002 Key Employee Plan, have the authority to interpret the 2002 Key Employee Plan and to prescribe, amend and rescind the rules and regulations relating to the 2002 Key Employee Plan. Only non-qualified stock options may be granted under the terms of the 2002 Key Employee Plan. The exercise price for the options granted under the 2002 Key Employee Plan will not be less than fair market value at the date of grant. The Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in our capital shall, appropriately adjust the option price, as well as the number of shares subject to such option. During fiscal 2004, 33,000 were granted under the plan with exercise price of $5.50 and 67,000 options remain available for grant.

Outside Director Stock Option Plan:

In September 1994, the Company’s stockholders approved the Outside Directors Stock Option Plan (the “Director Plan”) which covers 236,250 shares of the Company’s Common Stock, as adjusted for a 5% stock dividend and a 3-for-2 stock split. The primary purposes of the Director Plan are to attract and retain well-qualified persons for service as directors of the Company and to provide such outside directors with the opportunity to increase their proprietary interest in the Company’s continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of the Company’s Common Stock. At February 29, 2004, there are 74,500 director options outstanding and no options remain available for grant.

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

2000 Outside Directors’ Stock Option Plan:

In November 2000, the Company’s stockholders approved the 2000 Outside Directors’ Stock Option Plan (the “2000 Director Plan”) which covers 210,000 shares of the Company’s Common Stock, as adjusted for a 3-for-2 stock split. The primary purposes of the 2000 Director Plan are to attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to such outside directors to serve as directors and to encourage their continued service on the Board of Directors. At February 29, 2004, there are 165,000 director options outstanding and 45,000 options remain available for grant.

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

2002 Outside Directors’ Stock Option Plan:

In September 2002, the Company’s stockholders approved the 2002 Outside Directors’ Stock Option Plan (the “2002 Director Plan”) which covers 150,000 shares of the Company’s Common Stock. The primary purposes of the 2002 Director Plan are to attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to such outside directors to serve as directors and to encourage their continued service on the Board of Directors. At February 29, 2004, there are 15,000 director options outstanding and 135,000 options remain available for grant.

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

Summary of Fiscal 2002 Outside Director Stock Option Grants:

During fiscal 2004, pursuant to the 2000 Director Plan, the Company granted options to purchase 15,000 shares to each of Messrs. Polimeni and Siegel at a price of $8.51 per share.

During fiscal 2004, pursuant to the 2002 Director Plan, the Company granted options to purchase 15,000 to Mr. Gardner at a price of $8.51 per share.

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

The Trustees are empowered to borrow funds for the purpose of purchasing the Company’s securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. At February 29, 2004, there were no borrowings relative to the plan. At February 29, 2004, the ESOP owned 489,880 shares at an average price of approximately $3.24 per share.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

401(k) Savings Plan

The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($14,000 in calendar 2003). Company contributions are discretionary. Effective with the plan year ended February 29, 2004, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee’s salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee’s service with Company, matching contributions by the Company are fully vested. As of February 29, 2004 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 29, 2004, the Company contributed $237,068 to the plan, of which $9,693 was a matching contribution of $2,631 for each of Mr. Lubman, Mr. Nadata, Mr. Schuster and $1,800 for Mr. Durando.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth, as of May 1, 2004, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company’s outstanding Common Stock, based solely on filings with the Commission; (ii) each Director, (iii) the Company’s Chief Executive Officer and the three other most highly compensated executive officers of the Company; and (iv) all executive officers and Directors as a group.

NAME	SHARES		PERCENT
Paul Durando	113,024	(1)(2)	*
Herbert M. Gardner	148,815	(3)(4)	*
Dominic Polimeni	35,000	(3)	*
David Siegel	61,804	(3)	*
Irving Lubman	642,440	(5)(6)	3.4%
Arthur Nadata	1,098,481	(5)(6)	5.7%
Richard S. Schuster	1,098,653	(5)(6)	5.7%
Wasatch Advisors Inc.	1,151,790	(7)	6.0%
Dimensional Fund Advisors	1,163,354	(8)	6.0%
FMR Corp.	1,965,900	(9)	10.3%
Royce & Associates	1,173,800	(10)	6.1%
All officers and directors as a group (8 persons)	3,198,217		16.8%

NOTES:

(*)	Less than 1% of the Company’s outstanding stock.

(1)	Includes options exercisable within 60 days for 102,718 shares of Common Stock under the Company’s 2000, 1998 and 1994 Stock Option Plans.

(2)	Includes 10,306 shares of fully vested Common Stock owned through the Employee’s Stock Ownership Plan, which include voting power.

(3)	Includes options exercisable within 60 days for 119,500 shares of common stock for Mr. Gardner, 35,000 shares for Mr. Polimeni and 45,000 shares for Mr. Siegel under the Company’s Outside Director Stock Option Plan.

(4)	Includes 4,330 shares owned by Mr. Gardner’s spouse, as to which he disclaims beneficial ownership, 5,775 shares held in the Gardner Family Foundation, of which he is President, 13,623 shares owned by Mr. Gardner’s qualified plan and 5,587 shares held by his IRA.

(5)	Includes options exercisable within 60 days for 567,298 shares of common stock for Mr. Lubman, 639,798 for Mr. Schuster and 724,178 shares for Mr. Nadata under the Company’s 2000, 1998 and 1994 Stock Option Plans.

(6)	Includes 25,885 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These officers are also Trustees of the Plan.

(7)	150 Social Hall Ave., Salt Lake City, Utah 84111

(8)	1299 Ocean Ave, 11th Fl., Santa Monica, CA 90401

(9)	82 Devonshire Street, Boston, MA 02109

(10)	1414 Avenue of the Americas, N.Y., N.Y. 10019

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

For the fiscal year ended February 29, 2004, the Company received an aggregate $341,600 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster’s brother, is an officer and owns a greater than ten percent equity interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following table presents fees for professional audit services and other services rendered by Lazar Levine & Felix LLP:

	2004	2003
Audit fees (1)	$151,450	$132,017
Audit related fees (2)	24,609	15,944
Tax fees (3)	50,042	56,907

	$226,101	$204,868

(1)	Audit fees represent fees billed and expected to be billed for professional services rendered in connection with: (a) audits and reviews of the fiscal 2004 and 2003 Nu Horizons Electronics Corp. consolidated financial statements, in accordance with auditing standards generally accepted in the United States of America; (b) consultations on accounting matters reflected in the financial statements; and (c) attestation services with respect to securities offerings and SEC filings.

(2)	Audit-related fees represent fees billed for professional services rendered in connection with: (a) audits of Nu Horizons Electronics Corp.’s employee benefit plans; (b) internal control reviews and (c) accounting consultation on the implementation of Sarbanes-Oxley Section 404.

(3)	Tax fees represent fees billed for professional services rendered in connection with: (a) tax compliance and (b) consultations related to tax audits.

Audit Committee Pre-Approval:

The Audit Committee has pre-approved all audit services and permitted non-audit services provided by the independent auditors, and the compensation, fees and terms for such services. The Committee also has determined not to adopt any blanket pre-approval policy but instead to require that the Committee pre-approve the compensation and terms of service for audit services provided by the independent auditors and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The Committee has also determined to require pre-approval by the Audit Committee or its Chairman of the compensation and terms of service for any permitted non-audit services provided by the independent auditors. Any proposed non-audit services exceeding any pre-approved fee levels require further pre-approval by the Audit Committee or its Chairman. The CFO reports regularly to the Audit Committee on the services performed and fees incurred by the independent auditors for audit and permitted non-audit services during the prior quarter.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8K:

(a) (1)	The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

(d)	ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended(Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

10.1	Agreement between the Company and Trustees relating to the Company’s Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended February 28, 1987).

10.2	1994 Stock Option Plan (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

10.3	Outside Director Stock Option Plan (Incorporated by Reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

10.4	Agreement dated September 22, 1995 between the Company and Paul Durando (Incorporated by Reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).

10.5	Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.6	Employment and Change of Control Agreements dated September 13, 1996, between and Company and Arthur Nadata. (Incorporated by Reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.7	Employment and Change of Control Agreements dated September 13, 1996, between and Company and Richard Schuster. (Incorporated by Reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.8	Form of Indemnity Agreements between the Company and Messrs. Durando, Gardner, Lubman, Nadata, Schuster, Siegel and Novick (incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997)

10.9	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No.333-82805).

10.10	2000 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No.333-51188).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(c)	Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION
10.11	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-51192).

10.12	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No.333-51190).

10.13	First Amendment to Revolving Credit Agreement dated October 30, 2002 between the Company and six banks (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended November 30, 2002).

10.14	Second Amendment to Revolving Credit Agreement dated February 24, 2003 between the Company and six banks.

10.15	2002 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103625).

10.16	2002 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).

10.17	Revolving Credit Agreement dated September 4, 2003 between the Company and three banks: Fleet National Bank, Citibank, N.A. and Israel discount Bank (Incorporated by reference to Exhibit 10.1 of Form 10Q for the quarter ended August 31, 2003).

11.	Computation of Per Share Earnings

14.	Code of Conduct

22.	The following is a list of the Company’s subsidiaries:

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

Name	State or Country of Incorporation
NIC Components Corp.	New York
NIC Components Europe Limited	United Kingdom
Nu Horizons International Corp.	New York
NUV, Inc.	Massachusetts
NUHC Inc.	Canada
Nu Horizons Electronics Europe Limited	United Kingdom
Titan Supply Chain Services Corp.	New York
Titan Supply Chain Services Limited	United Kingdom
Titan Supply Chain Services PTE LTD	Singapore
Nu Horizons Asia PTE LTD	Singapore
NIC Components Asia PTE. LTD	Singapore

23.	Accountants’ Consent

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Paul Durando Vice President, Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE		CAPACITY	DATE

By:	/s/ IRVING LUBMAN Irving Lubman	Chairman of The Board, Chief Operating Officer	May 7, 2004

By:	/s/ ARTHUR NADATA Arthur Nadata	President, Chief Executive Officer and Director	May 7, 2004

By:	/s/ RICHARD SCHUSTER Richard Schuster	Vice President, Secretary and Director	May 7, 2004

By:	/s/ PAUL DURANDO Paul Durando	Vice President, Finance, Treasurer and Director	May 7, 2004

By:	/s/ HERBERT M.GARDNER Herbert M. Gardner	Director	May 7, 2004

By:	/s/ MARTIN NOVICK Martin Novick	Director	May 7, 2004

By:	/s/ DOMINIC A. POLIMENI Dominic A. Polimeni	Director	May 7, 2004

By:	/s/ DAVID SIEGEL David Siegel	Director	May 7, 2004

Accountant’s Consent

We consent to the incorporation by reference in Registration Statement numbers 333-79561, 333-82805, 33-88952, 33-88958, 333-51188, 333-51190 , 333-51192, 333-103625 and 333-103626 on Form S-8 of our opinion dated April 19, 2004 on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation’s annual report on Form 10-K for the fiscal year ended February 29, 2004.

/s/ LAZAR LEVINE & FELIX LLP

LAZAR LEVINE & FELIX LLP Certified Public Accountants

New York, New York

May 7, 2004

SCHEDULE II

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

Three Years Ended February 29, 2004

Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
Valuation account deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts-accounts receivable
2004	$4,083,590	$6,211	—	$4,089,801

2003	$4,445,901	$0	$362,311	$4,083,590

2002	$5,590,675	$0	$1,144,774	$4,445,901

(A)	Accounts written off.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2004

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION

11	Computation of Per Share Earnings

14	Code of Conduct

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002