Form 10-Q
period 2004-05-31
NU HORIZONS ELECTRONICS CORP
filed 2004-07-06
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended May 31, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock - Par Value $.0066	16,884,147
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - May 31, 2004 (unaudited) and February 29, 2004	3.

	Consolidated Condensed Statements of Operations (unaudited) - Three Months Ended May 31, 2004 and 2003	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Three Months Ended May 31, 2004 and 2003	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 -15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15.

Item 4.	Controls and Procedures	15.

Part II.	Other Information	16.

SIGNATURES		17.

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2004	February 29, 2004
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$8,065,448	$12,469,973
Accounts receivable - net of allowance for doubtful accounts of $4,191,972 and $4,089,801 for May 31, 2004 and February 29, 2004, respectively	72,913,758	68,230,405
Inventories	99,638,016	68,729,081
Prepaid expenses and other current assets	1,828,197	794,086

TOTAL CURRENT ASSETS	182,445,419	150,223,545

PROPERTY, PLANT AND EQUIPMENT – NET	4,275,530	4,401,898

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,560,076	1,552,728

	$190,281,025	$158,178,171

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$25,702,621	$21,479,465
Accrued expenses	5,670,246	5,250,006

TOTAL CURRENT LIABILITIES	31,372,867	26,729,471

LONG TERM LIABILITIES:
Revolving credit line	31,700,000	5,300,000
Deferred income taxes	333,495	280,495

TOTAL LONG-TERM LIABILITIES	32,033,495	5,580,495

MINORITY INTEREST IN SUBSIDIARIES	1,591,373	1,465,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,884,147 and 16,859,766 shares issued and outstanding for May 31, 2004 and February 29, 2004, respectively	111,435	111,275
Additional paid-in capital	43,998,457	43,934,877
Retained earnings	81,836,678	80,650,760
Other accumulated comprehensive (loss)	(663,280)	(294,369)

TOTAL SHAREHOLDERS’ EQUITY	125,283,290	124,402,543

	$190,281,025	$158,178,171

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended
	May 31, 2004	May 31, 2003
NET SALES	$118,176,077	$72,803,142

COSTS AND EXPENSES:
Cost of sales	98,560,638	58,771,401
Operating expenses	17,184,078	15,353,582
Interest (income)	—	(8,904)
Interest expense	328,964	20,522

	116,073,680	74,136,601

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	2,102,397	(1,333,459)
Provision (credit) for income taxes	790,768	(585,104)

INCOME (LOSS) BEFORE MINORITY INTERESTS	1,311,629	(748,355)
Minority interest in earnings of subsidiaries	125,711	83,016

NET INCOME (LOSS)	$1,185,918	$(831,371)

NET INCOME (LOSS) PER COMMON SHARE

Basic	$.07	($.05)

Diluted	$.07	($.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,884,147	16,675,040
Diluted	18,045,308	16,675,040

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended
	May 31, 2004	May 31, 2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$113,435,385	$67,575,764
Cash paid to suppliers and employees	(143,236,424)	(71,640,676)
Interest received	—	8,904
Interest paid	(328,964)	(20,522)
Income taxes paid	(189,038)	(30,000)

Net cash (used) by operating activities	(30,319,041)	(4,106,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(180,313)	(145,479)

Net cash (used in) investing activities	(180,313)	(145,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit line	26,400,000	—
Proceeds from exercise of stock options	63,740	43,468

Net cash provided by financing activities	26,463,740	43,468

EFFECT OF EXCHANGE RATE CHANGE	(368,911)	393,301

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,404,525)	(3,815,240)
Cash and cash equivalents, beginning of year	12,469,973	31,345,616

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,065,448	$27,530,376

RECONCILIATION OF NET INCOME TO NET CASH (USED) BY OPERATING ACTIVITIES:

NET INCOME (LOSS)	$1,185,918	$(831,371)
Adjustments:
Depreciation and amortization	306,681	330,236
Provision for bad debt	57,339	—
Contribution to ESOP	—	(61,369)
Changes in assets and liabilities:
(Increase) in accounts receivable	(4,740,692)	(5,227,378)
(Increase) decrease in inventories	(30,908,935)	5,793,659
(Increase) decrease in prepaid expenses and other current assets	(1,034,111)	391,329
(Increase) in other assets	(7,348)	(16,546)
Increase (decrease) in accounts payable and accrued expenses	4,643,396	(4,546,806)
Increase (decrease) in income taxes	53,000	(21,300)
Increase in minority interest	125,711	83,016

NET CASH (USED) BY OPERATING ACTIVITIES	$(30,319,041)	$(4,106,530)

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Europe Limited, Titan Supply Chain Services Corp. and Titan Supply Chain Services PTE LTD and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Europe Limited, contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2004 and February 29, 2004 and the results of its operations for the three month periods ended May 31, 2004 and 2003, and its cash flows for the three month periods ended May 31, 2004 and 2003.

See Note 3 regarding the sale of the net assets of the Company’s majority-owned subsidiary, Nu Visions Manufacturing, Inc.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 29, 2004, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the three-month period ended May 31, 2004 is not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	May 31, 2004	February 29, 2004
Furniture, fixtures and office equipment	$8,339,882	$8,185,446
Computer equipment	6,016,540	5,993,016
Leasehold improvements	1,254,364	1,254,364

	15,610,786	15,432,826

Less: accumulated depreciation and amortization	11,335,256	11,030,928

	$4,275,530	$4,401,898

3.	JUNIOR SUBORDINATED NOTE:

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

On September 4, 2003, the Company entered into a secured revolving line of credit with three banks which provides for maximum borrowings of $41,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. Direct borrowings under the line of credit were $31,700,000 at May 31, 2004 and $5,300,000 at February 29, 2004. There were no borrowings at May 31, 2003. As of the end of each reporting period, the Company had met all of the required covenants. On July 2, 2004, subsequent to the balance sheet date, the Company entered into an amendment to the line of credit to increase the maximum amount available thereunder to $51,500,000.

5.	NET INCOME PER SHARE:

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share

	For the Three Months Ended
	May 31, 2004	May 31, 2003
NUMERATOR:
Net (loss) income	$1,185,918	$(831,371)

DENOMINATOR:
Basic earnings per common share – weighted-average number of common shares outstanding	16,884,147	16,675,040
Effect of dilutive stock options	1,161,161	*

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,045,308	16,675,040

*	371,670 stock options are not included in the calculation of diluted earnings per share since, due to the loss, they are anti- dilutive.

6.	STOCK BASED COMPENSATION:

The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25 and related interpretations, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123”), establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net income (loss) per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted. Compensation expense related to stock options granted to non-employees is accounted for under SFAS 148, whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.

No stock-based employee compensation cost is reflected in net income (loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION (continued):

The following table illustrates the effect on net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

	May 31, 2004	May 31, 2003
Net income (loss):
As reported	$1,185,918	$(831,371)
Pro forma	1,016,807	(1,049,071)
Basic earnings per share:
As reported	$.07	$(.05)
Pro forma	$.06	$(.06)
Diluted earnings per share:
As reported	$.07	$(.05)
Pro forma	$.06	$(.06)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarters ended May 31, 2004, and May 31, 2003, respectively: expected volatility of 39.2% and 40.0%, respectively; risk free interest rate of 2.5% and 4.0%, respectively; and expected lives of 2 to 7 years.

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

Revenues, by geographic area, for the first quarter of each of our last two fiscal years are as follows:

	May 31, 2004	May 31, 2003
Americas	$91,356,000	$63,942,000
Europe	2,759,000	1,182,000
Asia/Pacific	24,062,000	7,679,000

	$118,177,000	$72,803,000

Total assets, by geographic area, for the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2004	May 31, 2003
Americas	$130,687,000	$116,295,000
Europe	6,003,000	1,745,000
Asia/Pacific	53,591,000	25,118,000

	$190,281,000	$143,158,000

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Introduction:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc. (“NUC”), Nu Horizons International Corp. (“International”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Hong Kong Limited (“NHK”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“TLC”) and Titan Supply Chain Services PTE LTD (“TSC”) and its majority owned subsidiaries NIC Components ASIA PTE LTD (“NIA”) and NIC Europe Ltd (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 2004 and February 29, 2004; (ii) Consolidated Condensed Statements of Operations for the three month periods ended May 31, 2004 and 2003 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 2004 and 2003.

Overview:

The electronics manufacturing and the electronics distribution industries suffered one of the most severe downturns in the industries’ history beginning in calendar 2001 and continuing through most of calendar 2003. This downturn was marked by an oversupply of components, excess manufacturing capacity and a significant decline in the demand for electronic components. However, during the second half of calendar 2003 there was industry wide double digit sequential and year over year increases in sales dollar volume, albeit accompanied by continued downward margin pressures. Management believes that this improvement in the components market worldwide will continue. The Company’s strategy of maintaining its infrastructure and investing during the electronic industry’s severe downturn is now beginning to see positive results. Sales in Asia increased almost 200% from fiscal 2003 to 2004 and the Company’s book to bill ratio, company wide, remains positive. Year over year and quarter over quarter the Company has increased market share with all of its major suppliers for both the semiconductor and passive component businesses.

For the quarter ended May 31, 2004, net sales increased to $118,176,000 from $72,803,000 for the prior year quarter with net income of $1,186,000 or $.07 per share as compared to a loss of $831,000 or $.05 per share in last year’s first quarter. The Company has now reported five sequential quarters of sales growth, with the fiscal 2005 first quarter experiencing a 62% increase in sales over the fiscal 2004 first quarter and a 16% sequential increase in sales over the fourth quarter of fiscal year 2004. The Company believes that the industry is in recovery mode and that Nu Horizons should continue to participate in the benefits of this increased demand.

For an understanding of the significant factors that influenced the company’s performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this quarterly report on Form 10-Q.

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview (continued):

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

The following table sets forth for the quarters ended May 31, 2004 and 2003, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Quarters Ended May 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	83.4	80.7
Gross profit	16.6	19.3
Operating expenses	14.5	21.1
Interest expense	0.3	0.0
Interest (income)	0.0	0.0
Income (loss) before taxes	1.8	(1.8)
Income tax provision (benefit)	0.7	(0.8)
Income (loss) after taxes, before minority interests	1.1	(1.0)
Minority interests	0.1	0.1
Net income (loss)	1.0	(1.1)

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

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

Results of Operations:

Sales for the three-month period ended May 31, 2004 were $118,176,000 as compared to $72,803,000 for the comparable period of the prior year, an increase of approximately $45,400,000 or 62.4%. On a sequential basis, sales for the current three-month period increased from $102,024,000 for the quarter ended February 29, 2004, an increase of approximately $16,152,000 or 15.8%. Given the historically cyclical nature of the Company’s industry, management attributes this increase in sales performance in the latter part of fiscal 2004 and the first quarter of fiscal 2005 as the break out period the electronic component industry has long been expecting. This was evidenced by the industry-wide double digit sequential increases in sales dollar volume over the last four quarters. Management believes this improvement in the components market worldwide will continue through our fiscal 2005 year, although no assurances can be given in this regard.

The gross profit margin for the quarter ended May 31, 2004 was 16.6% as compared to 19.3% for the prior year quarter ended May 31, 2003 and 16.3% for the immediate prior quarter ended February 29, 2004. Management believes that the gross margin pressure experienced in the latter part of fiscal 2004 and the first quarter of fiscal 2005 resulted from a change in the Company’s product mix and increased order size, coupled with increased sales in the Asian market which requires lower selling prices due to volume demand from large Asian contract manufacturers. Margin pressures appear to have stabilized during the first quarter of fiscal 2005 and management believes they will not continue to decline, however, no assurances can be given in this regard.

Operating expenses increased to $17,184,000 for the three months ended May 31, 2004, from $15,354,000 for the three- month period ended May 31,2003, an increase of $1,830,000 or 11.9%. The dollar increase in operating expenses was due to increases in the following expense categories: approximately $1,206,000 or 66% of the increase for the three-month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operational capabilities during the first fiscal quarter. The remaining increases were a result of increases in various other general and administrative expenses required to support the Company’s increased sales volume and the aforementioned increased operational capabilities. Management believes that this investment will enable the Company to take advantage of the current and future rebound the industry is experiencing, although no assurances can be given in this regard.

Interest expense increased to $329,000 for the three months ended May 31, 2004, from $20,600 for the three month period ended May 31, 2003. This increase in interest expense for the current period resulted from bank borrowings incurred to support the increased levels of accounts receivable and inventory needed to support the Company’s increased sales volume. There were no bank borrowings in the quarter ended May 31, 2003.

Net income for the quarter ended May 31, 2004 was $1,186,000 or $.07 per basic and diluted share as compared to a net loss for the three-month period ended May 31, 2003 of $ 831,000 or $.05 per basic share basic. Management attributes the increase in earnings for the period to increased sales volume resulting in increased gross margin dollars exceeding the increase in operating expenses incurred in connection with the expansion of the Company’s Asian and U.S. operational capabilities.

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Liquidity and Capital Resources:

At May 31, 2004, the Company’s current ratio was 5.8:1 as compared to 5.6:1 at February 29, 2004. Working capital increased from approximately $123,494,000 at February 29, 2004 to approximately $151,073,000 at May 31, 2004, while cash decreased from February 29, 2004 to May 31, 2004 by approximately $4,405,000 to $8,065,000. The increase in working capital resulted from the increase in inventory and accounts receivable, net of an increase in accounts payable, required to sustain the substantial increase in the Company’s sales volume.

On September 4, 2003, the Company entered into a secured revolving line of credit with three banks, which was amended on July 2, 2004 and currently provides for maximum borrowings of $51,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. Borrowings under this line of credit were $31,700,000 at May 31, 2004 and $5,300,000 at February 29, 2004. There were no borrowings at May 31, 2003. As of the end of both fiscal quarters and year, the Company was in compliance with all the required covenants.

The Company has contacted its banks to discuss entering into a new loan agreement to address the Company’s need to increase its available revolving credit line to approximately $100,000,000 and to revise certain financial covenants contained in the current loan agreement. The Company is currently in full compliance with all of the covenants contained in its current agreement. However, the Company believes that, due to increased borrowing requirements resulting from current and projected substantial overall increases in sales in the electronic components market, the Company will need additional availability under its credit line. In addition, the Company believes that commencing November 2004, it is likely to have insufficient twelve month trailing earnings to insure compliance with the covenant related to earnings before interest and depreciation. Several banks have advised the Company that they are willing to enter into a new loan agreement that would enable the Company to remain in compliance with all covenants, as revised, as well as provide a sufficient increase in the available borrowing limits for the foreseeable future. There can be no assurances that the Company and its lenders will actually enter into such an agreement.

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

The Company expects that it will require cash beyond the amount currently available under its existing credit agreement and its cash flow from operations in order to enable it to purchase inventory for the projected substantial overall sales increase in the electronics components market. The Company is engaged in discussions with its banks to discuss an increase in its existing line of credit to $51,500,000 and entry into a new loan agreement with a revolving credit line of

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Risk Factors (continued):

approximately $100,000,000; however, there is no assurance that the Company and its lenders will enter into either the amendment or a revised loan agreement and, if the Company fails to do so, it may not have sufficient cash flow from operations to meet its financing requirements for the next twelve months.

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

The Company’s operations have been significantly and negatively affected by the recent downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight quarters. In the two most recent quarters, the Company’s revenues have begun to show signs of growth and an industry up-cycle, with $118,000,000 of revenues in the quarter ended May 31, 2004. Despite this recent growth, the Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. As a result, the Company has continued to implement substantial cost-cutting measures designed to align its expenses to provide profitability at current revenue levels. The success of these cost-cutting measures, as well as the timing of any economic recovery, will affect the Company’s ability to achieve consistent profitability at reasonable levels. Although the Company does not anticipate any further restructuring charges in the near term, if the Company is not able to maintain an acceptable level of profitability, the Company may need to consider expense reductions.

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

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Risk Factors (continued):

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

In fiscal 2004, approximately 18.5% of the Company’s sales came from its operations outside the United States. During fiscal 2003 and 2002 approximately 8% and 11.8% of sales, respectively, were from locations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 17.1% of consolidated sales in fiscal 2004. As a result of the Company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	import and export duties and value added taxes;

•	import and export regulation changes that could erode profit margins or restrict exports;

•	changing foreign tax laws and regulations;

•	potential military conflicts;

•	inflexible employee contracts in the event of business downturns; and

•	the burden and cost of compliance with foreign laws.

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Risk Factors (continued):

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

ITEM3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM4.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2004. Based on such evaluation, they have concluded that, as of May 31, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports:

(a) Exhibits:

31.1 – Section 302 Certification of Chief Financial Officer

31.2 – Section 302 Certification of Chief Executive Officer

32.1 – Section 1350 Certification of Chief Financial Officer

32.2 – Section 1350 Certification of Chief executive Officer

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: July 6, 2004	/s/ Arthur Nadata
Arthur Nadata Chairman and CEO

Date: July 6, 2004	/s/ Paul Durando
Paul Durando, Vice President-Finance
and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q

FOR THE FIRST QUARTER ENDED MAY 31, 2004

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTRONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Section 1350 of 18 USC

32.2	Certification of Chief Executive Officer Pursuant to Section 1350 of 18 USC