Form 10-Q
period 2004-08-31
NU HORIZONS ELECTRONICS CORP
filed 2004-10-06
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2004.

Common Stock - Par Value $.0066	16,884,147
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - August 31, 2004 (unaudited) and February 29, 2004	3.

	Consolidated Condensed Statements of Operations (unaudited) - Six and Three Months Ended August 31, 2004 and 2003	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Six Months Ended August 31, 2004 and 2003	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 16.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16.

Item 4.	Controls and Procedures	16.

Part II.	Other Information	17.

Item 4	Submission of Matters to a Vote of Security Holders	17.

	SIGNATURES	18.

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2004	February 29, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,230,728	$12,469,973
Accounts receivable - net of allowance for doubtful accounts of $4,621,311 and $4,089,801 for August 31, 2004 and February 29, 2004, respectively	70,557,912	68,230,405
Inventories	116,618,873	68,729,081
Prepaid expenses and other current assets	1,528,897	794,086

TOTAL CURRENT ASSETS	198,936,410	150,223,545

PROPERTY, PLANT AND EQUIPMENT - NET	4,214,669	4,401,898

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,660,138	1,552,728

	$206,811,217	$158,178,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,121,860	$21,479,465
Accrued expenses	4,196,978	5,250,006

TOTAL CURRENT LIABILITIES	32,318,838	26,729,471

LONG TERM LIABILITIES:
Revolving credit line	46,100,000	5,300,000
Deferred income taxes	390,566	280,495

TOTAL LONG-TERM LIABILITIES	46,490,566	5,580,495

MINORITY INTEREST IN SUBSIDIARIES	1,678,554	1,465,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,884,147 and 16,859,766 shares issued and outstanding for August 31, 2004 and February 29, 2004, respectively	111,435	111,275
Additional paid-in capital	44,054,608	43,934,877
Retained earnings	83,022,715	80,650,760
Other accumulated comprehensive income (loss)	(865,499)	(294,369)

TOTAL SHAREHOLDERS’ EQUITY	126,323,259	124,402,543

	$206,811,217	$158,178,171

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
NET SALES	$237,407,958	$152,768,252	$119,231,880	$79,965,110

COSTS AND EXPENSES:
Cost of sales	198,054,472	124,341,742	99,493,834	65,570,341
Operating expenses	34,434,691	30,755,068	17,250,611	15,401,486
Interest expense	785,686	77,588	452,992	57,066
Interest income	(29,919)	(101,217)	(26,188)	(92,313)

	233,244,930	155,073,181	117,171,249	80,936,580

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	4,163,028	(2,304,929)	2,060,631	(971,470)

Provision (credit) for income taxes	1,578,181	(1,017,601)	787,413	(432,497)

INCOME (LOSS) BEFORE MINORITY INTERESTS	2,584,847	(1,287,328)	1,273,218	(538,973)

Minority interest in earnings of subsidiaries	212,892	166,895	87,181	83,879

NET INCOME (LOSS)	$2,371,955	$(1,454,223)	$1,186,037	$(622,852)

NET INCOME (LOSS) PER COMMON SHARE:

Basic	$.14	$(.09)	$.07	$(.04)

Diluted	$.13	$(.09)	$.07	$(.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,884,147	16,678,093	16,884,147	16,681,145
Diluted	17,875,443	16,678,093	17,663,839	16,681,145

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Six Months Ended
	August 31, 2004	August 31, 2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$235,008,240	$142,456,668
Cash paid to suppliers and employees	(276,215,110)	(146,331,308)
Interest received	29,919	101,217
Interest paid	(785,686)	(77,588)
Income taxes paid	(189,028)	(30,000)

Net cash (used in) operating activities	(42,151,665)	(3,881,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(436,341)	(214,833)

Net cash (used in) investing activities	(436,341)	(214,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit line	40,800,000	—
Proceeds from exercise of stock options	119,891	66,157

Net cash provided by financing activities	40,919,891	66,157

EFFECT OF EXCHANGE RATE CHANGE	(571,130)	71,512

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,239,245)	(3,958,175)

Cash and cash equivalents, beginning of year	12,469,973	31,345,616

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,230,728	$27,387,441

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) OPERATING ACTIVITIES:

NET INCOME (LOSS)	$2,371,955	$(1,454,223)
Adjustments:
Depreciation and amortization	623,570	661,438
Provision for bad debts	72,211	(80,128)
Contribution to ESOP	—	5,446
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,399,718)	(10,311,584)
(Increase) decrease in inventories	(47,889,792)	2,430,878
(Increase) decrease in prepaid expenses and other current assets	(734,812)	941,744
(Increase) in other assets	(107,410)	(17,040)
Increase in accounts payable and accrued expenses	5,589,368	3,775,563
Increase in income taxes	212,892	—
Increase in minority interest	110,071	166,895

NET CASH (USED) BY OPERATING ACTIVITIES	$(42,151,665)	$(3,881,011)

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Europe Limited, Titan Supply Chain Services Corp. and Titan Supply Chain Services PTE LTD and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments necessary to present fairly the Company’s financial position as of August 31, 2004 and February 29, 2004 and the results of its operations for the six and three month periods ended August 31, 2004 and 2003, and its cash flows for the six month periods ended August 31, 2004 and 2003.

See Note 3 regarding the sale of the net assets of the Company’s majority-owned subsidiary, Nu Visions Manufacturing, Inc.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 29, 2004, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the six-month period ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	August 31, 2004	February 29, 2004
Furniture, fixtures and office equipment	$8,459,402	$8,185,446
Computer equipment	6,122,113	5,993,016
Leasehold improvements	1,254,364	1,254,364

	15,835,879	15,432,826

Less: accumulated depreciation and amortization	11,621,210	11,030,928

	$4,214,669	$4,401,898

3.	JUNIOR SUBORDINATED NOTE:

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

On September 4, 2003, the Company entered into a secured revolving line of credit, as amended, with three banks which provides for maximum borrowings of $51,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. Direct borrowings under the line of credit were $46,100,000 at August 31, 2004 and $5,300,000 at February 29, 2004. As of the end of the reporting period, the Company had met all of the required covenants.

On September 30, 2004, subsequent to the balance sheet date, the Company entered into a new secured revolving credit agreement with eight banks which provides for maximum borrowings of $100,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 29, 2008.

5.	NET INCOME PER SHARE:

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share:

	For the Six Months Ended			For the Three Months Ended
	August 31, 2004	August 31, 2003		August 31, 2004	August 31, 2003
NUMERATOR:
Net income (loss)	$2,371,955	$(1,454,223)		$1,186,037	$(622,852)

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	16,884,147	16,678,093		16,884,147	16,681,145
Effect of dilutive stock options	991,296		*	779,692		*

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	17,875,443	16,678,093		17,663,839	16,681,145

*	477,000 stock options for the August 31, 2003 six month period and 611,508 stock options for the August 31, 2003 three month period are not included in the calculation of diluted earnings per share since, due to the loss in each period, they are anti-dilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION:

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

	August 31, 2004	August 31, 2003
Net income (loss):
As reported	$2,371,955	$(1,454,223)
Pro forma	2,050,643	(1,854,791)
Basic earnings per share:
As reported	$.14	$(.09)
Pro forma	$.12	$(.11)
Diluted earnings per share:
As reported	$.13	$(.09)
Pro forma	$.11	$(.11)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended August 31, 2004, and August 31, 2003, respectively: expected volatility of 39.2% and 40.0%, respectively; risk free interest rate of 2.5% and 4.0%, respectively; and expected lives of 2 to 7 years.

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

Revenues, by geographic area, for the first six months of each of our last two fiscal years are as follows:

	August 31, 2004	August 31, 2003
Americas	$183,802,000	$129,026,000
Europe	4,419,000	2,260,000
Asia/Pacific	49,187,000	21,482,000

	$237,408,000	$152,768,000

Total assets, by geographic area, for the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2004	August 31, 2003
Americas	$141,303,000	$116,811,000
Europe	7,829,000	1,863,000
Asia/Pacific	57,680,000	31,976,000

	$206,812,000	$150,650,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 2004 and February 29, 2004; (ii) Consolidated Condensed Statements of Operations for the six and three month periods ended August 31, 2004 and 2003 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 2004 and 2003.

Overview:

The electronics manufacturing and the electronics distribution industries suffered one of the most severe downturns in the industries’ history beginning in calendar 2001 and continuing through most of calendar 2003. This downturn was marked by an oversupply of components, excess manufacturing capacity and a significant decline in the demand for electronic components. However, during the second half of calendar 2003 there was industry wide double digit sequential and year over year increases in sales dollar volume, albeit accompanied by continued downward margin pressures. Management believes that this improvement in the components market worldwide will continue, although at a more modest rate. The Company’s strategy of maintaining its infrastructure and investing during the electronic industry’s severe downturn has yielded positive results. Sales in Asia increased almost 200% from fiscal 2003 to 2004 and the Company’s book to bill ratio, company wide, remains positive. Year over year and quarter over quarter the Company has increased market share with all of its major suppliers for both the semiconductor and passive component businesses.

For the quarter ended August 31, 2004, net sales increased to $119,232,000 from $79,965,000 for the prior year quarter with net income of $1,186,000 or $.07 per basic and diluted share as compared to a loss of $623,000 or $.04 per basic and diluted share in last year’s second quarter. For the six months ended August 31, 2004, net sales increased to $237,408,000 from $152,768,000 for the prior year period with net income of $2,372,000 or $.14 per basic share and $.13 per diluted share as compared to a net loss of $1,454,000 or $.09 per basic and diluted share in the prior year period. The Company believes that the industry is in recovery mode and that Nu Horizons should continue to participate in the benefits of this increased demand.

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

The following table sets forth for the six months and quarters ended August 31, 2004 and 2003, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Six Months Ended Aug. 31,		Three Months Ended Aug. 31
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.4	81.4	83.4	82.0
Gross profit	16.6	18.6	16.6	18.0
Operating expenses	14.5	20.1	14.5	19.3
Interest expense	.3	.1	.4	.1
Interest (income)	—	(.1)	—	(.1)
Income (loss) before taxes	1.8	(1.5)	1.7	(1.2)
Income tax provision (benefit)	.7	(.7)	.7	(.5)
Income (loss) after taxes, before minority interests	1.1	(.8)	1.1	(.7)
Minority interests	.1	.1	.1	.1
Net income (loss)	1.0	(.9)	1.0	(.8)

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

Results of Operations:

Sales for the six-month period ended August 31, 2004 were $237,408,000 as compared to $152,768,000 for the comparable period of the prior year, an increase of $84,640,000 or 55.4%. Sales for the three-month period ended August 31, 2004 were $119,232,000 as compared to $79,965,000 for the comparable period of the prior year, an increase of $39,267,000 or 49.1%. The substantial year over year sales gains, for both quarters being reported, can be attributed to the general double digit recovery experienced by the semiconductor industry in general over the past twelve months. Management attributes the relatively flat sequential second quarter fiscal 2005 sales performance as compared to the first quarter to a seasonal pause. Management believes that the industry growth rate in the near term will be in single digits. The marketplace continues to afford poor near term visibility, which makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of this fiscal year and the early part of the next fiscal year.

The gross profit margin for the quarter and six months ended August 31, 2004 was 16.6% as compared to 18.0% for the quarter ended August 31, 2003 and 18.6% for the six month period of the prior year. Management believes that the gross margin pressure experienced in the latter part of fiscal 2004 and the first two quarters of fiscal 2005 resulted from a change in the Company’s product mix and increased order size, coupled with increased sales in the Asian market which requires lower selling prices due to volume demand from large Asian contract manufacturers. Margin pressures appear to have stabilized during the first half of fiscal 2005 and management believes they will not continue to decline, however, no assurances can be given in this regard.

Operating expenses increased to $34,435,000 for the six month period ended August 31, 2004 from $30,755,000 for the six months ended August 31, 2003, an increase of $3,680,000 or 11.9%. Operating expenses increased from $15,401,000 for the three month period ended August 31, 2003 to $17,251,000 for the three months ended August 31, 2004, an increase of $1,850,000 or 12.0%. The dollar increase in operating expenses was due to increases in the following expense categories: approximately $2,294,000 or 62% of the increase for the six-month period and $1,228,000 or 64% of the increase for the three month period, were for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits resulting from the increased staffing levels in connection with the expansion of the Company’s Asian and North American operations during the first six months of this fiscal year. The remaining increases for the six and three month periods were a result of net increases in various other general and administrative expenses. Management has decided to endure this higher rate of operating expenses in order to capitalize on the continuing industry rebound, although no assurances can be given in this regard.

Interest expense increased from $78,000 for the six months ended August 31, 2003 to $786,000 for the six months ended August 31, 2004 and from $57,000 for the three month period ended August 31, 2003 to $453,000 for the three months ended August 31, 2004. This increase in interest expense for the current periods resulted from bank borrowings incurred to support increased levels of accounts receivable and inventory required to support the Company’s increased sales volume. There were no bank borrowings in the prior year period ended August 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations (continued):

Net income for the six-month period ended August 31, 2004 was $2,372,000 or $.14 per basic share and $.13 per diluted share as compared to a net loss of $1,454,000 or $.09 per basic share for the six-month period ended August 31, 2003. Net income for the three-month period ended August 31, 2004 was $1,186,000 or $.07 per basic and diluted share as compared to a net loss of $623,000 or $.04 per basic and diluted share for the three-month period ended August 31, 2003. Management attributes the increase in earnings for the 2004 periods to increased sales volume resulting in increased gross margin dollars exceeding the increase in operating and interest expenses incurred in connection with the expansion of the Company’s Asian and U.S. operational capabilities.

Liquidity and Capital Resources:

At August 31, 2004, the Company’s current ratio was 6.2:1 as compared to 5.6:1 at February 29, 2004. Working capital increased from $123,494,000 at February 29, 2004 to $166,618,000 at August 31, 2004, while cash decreased from February 29, 2004 to August 31, 2004 by $2,239,000 to $10,231,000. The increase in working capital resulted from the increase in inventory and accounts receivable, net of an increase in accounts payable, required to sustain the substantial increase in the Company’s sales volume.

On September 4, 2003, the Company entered into a secured revolving line of credit with three banks, which was amended on July 2, 2004 and currently provides for maximum borrowings of $51,500,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 4, 2007. Borrowings under this line of credit were $46,100,000 at August 31, 2004 and $5,300,000 at February 29, 2004. There were no borrowings at August 31, 2003. As of the end of both fiscal quarters and year, the Company was in compliance with all the required covenants.

On September 30, 2004, subsequent to the balance sheet date, the Company entered into a new secured revolving credit agreement with eight banks which provides for maximum borrowings of $100,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 29, 2008. The Company is currently in full compliance with all of the covenants contained in this agreement.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned new loan agreement, will be sufficient to meet its financing requirements for the next twelve-month period.

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

Risk Factors:

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

The Company’s operations have been significantly and negatively affected by the recent downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight quarters. In the two most recent quarters, the Company’s revenues have begun to show signs of growth and an industry up-cycle, with $119,000,000 of revenues in the quarter ended August 31, 2004. Despite this recent growth, the Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. As a result, the Company has continued to implement substantial cost-cutting measures designed to align its expenses to provide profitability at current revenue levels. The success of these cost-cutting measures, as well as the timing of any economic recovery, will affect the Company’s ability to achieve consistent profitability at reasonable levels. Although the Company does not anticipate any further restructuring charges in the near term, if the Company is not able to maintain an acceptable level of profitability, the Company may need to consider expense reductions.

If the Company were unable to maintain its relationships with key suppliers, it could adversely affect the Company’s sales.

In fiscal 2004, the Company purchased inventory from two suppliers that was in excess of 10% of the Company’s total purchases on a consolidated basis. As a result, to the extent that those suppliers are not willing to do business with the Company in the future on terms acceptable to the Company, the loss of these suppliers could materially adversely affect the Company’s business, results of operations, financial condition or liquidity. If any of these industry leading suppliers was unwilling to do business with the Company, the Company’s relationships with its customers could be materially adversely affected because the Company’s customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers.

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

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of August 31, 2004. Based on such evaluation, they have concluded that, as of August 31, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their designers and the Company’s objectives and the Company’s chief executive officer and chief financial officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

There were no changes in the Company’s internal control over financial reporting or in other factors that have, or is reasonably likely to, materially affect the Company’s internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Changes in Securities

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant held its Annual Meeting of Stockholders on September 23, 2004. The following proposals were adopted by the votes indicated.

(b) (c) (1)    Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2007. The names of the Directors elected and votes cast in favor of their election and shares withheld are as follows:

NAME	VOTES FOR	VOTES WITHHELD
Martin Novick	15,684,117	84,910
Dominic Polimeni	15,614,605	352,422
Richard Schuster	15,419,646	348,381

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports:

(a)	Exhibits:

10.1 –	Revolving credit agreement dated September 30, 2004 between the Registrant and Citibank, N.A., Fleet National Bank, JP Morgan Chase Bank, HSBC Bank USA, North Fork Bank, Israel Discount Bank of New York, Commerce Bank, N.A. and Bank Leumi USA (Incorpoated by reference to current report on Form 8-K dated October 4, 2004.)

31.1 -	Section 302 Certification of Chief Financial Officer

31.2 -	Section 302 Certification of Chief Executive Officer

32.1 -	Section 1350 Certification of Chief Financial Officer

32.2 -	Section 1350 Certification of Chief Executive Officer

(b)	Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: October 6, 2004	/s/ Arthur Nadata
Arthur Nadata, President and CEO

Date: October 6, 2004	/s/ Paul Durando
Paul Durando, Vice President-Finance and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q

FOR THE SECOND QUARTER ENDED AUGUST 31, 2004

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