Form 10-Q
period 2004-11-30
NU HORIZONS ELECTRONICS CORP
filed 2005-01-07
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2004.

Common Stock - Par Value $.0066	16,891,647
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - November 30, 2004 (unaudited) and February 29, 2004	3.

	Consolidated Condensed Statements of Operations (unaudited) - Nine and Three Months Ended November 30, 2004 and 2003	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Nine Months Ended November 30, 2004 and 2003	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 -16.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16.

Item 4.	Controls and Procedures	16.

Part II.	Other Information	17.

SIGNATURES		18.

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2004	February 29, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,790,466	$12,469,973
Accounts receivable - net of allowance for doubtful accounts of $4,316,935 and $4,089,801 for November 30, 2004 and February 29, 2004, respectively	73,970,426	68,230,405
Inventories	100,224,832	68,729,081
Prepaid expenses and other current assets	878,057	794,086

TOTAL CURRENT ASSETS	191,863,781	150,223,545

PROPERTY, PLANT AND EQUIPMENT - NET	4,103,726	4,401,898

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,622,813	1,552,728

	$199,590,320	$158,178,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,687,445	$21,479,465
Accrued expenses	7,573,303	5,250,006

TOTAL CURRENT LIABILITIES	29,260,748	26,729,471

LONG TERM LIABILITIES:
Revolving credit line	40,200,000	5,300,000
Deferred income taxes	425,146	280,495

TOTAL LONG-TERM LIABILITIES	40,625,146	5,580,495

MINORITY INTEREST IN SUBSIDIARIES	1,833,013	1,465,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,891,647 and 16,859,766 shares issued and outstanding for November 30, 2004 and February 29, 2004, respectively	111,485	111,275
Additional paid-in capital	44,076,058	43,934,877
Retained earnings	83,607,563	80,650,760
Other accumulated comprehensive income (loss)	76,307	(294,369)

TOTAL SHAREHOLDERS’ EQUITY	127,871,413	124,402,543

	$199,590,320	$158,178,171

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
NET SALES	$353,626,883	$243,840,055	$116,218,925	$91,071,802

COSTS AND EXPENSES
Cost of sales	294,884,235	199,653,799	96,829,764	75,312,065
Operating expenses	52,122,045	46,315,653	17,687,355	15,560,035

	347,006,280	245,969,452	114,517,119	90,872,100

OPERATING INCOME (LOSS)	6,620,603	(2,129,397)	1,701,806	199,702

OTHER (INCOME) EXPENSE:
Interest expense	1,355,191	112,172	569,502	25,361
Interest income	(41,951)	(343,218)	(12,031)	(232,238)

	1,313,240	(231,046)	557,471	(206,877)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	5,307,363	(1,898,351)	1,144,335	406,579

Provision (credit) for income taxes	1,983,209	(880,674)	405,028	136,931

INCOME (LOSS) BEFORE MINORITY INTERESTS	3,324,154	(1,017,677)	739,307	269,648

Minority interest in earnings of subsidiaries	367,351	239,577	154,459	72,682

NET INCOME (LOSS)	$2,956,803	$(1,257,254)	$584,848	$196,966

NET INCOME (LOSS) PER COMMON SHARE:

Basic	$.18	$(.08)	$.03	$.01

Diluted	$.17	$(.08)	$.03	$.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,886,647	16,685,628	16,891,647	16,700,700
Diluted	17,816,056	16,685,628	17,506,975	17,641,150

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Nine Months Ended
	November 30, 2004	November 30, 2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$347,748,461	$227,389,220
Cash paid to suppliers and employees	(376,725,193)	(241,320,235)
Interest received	41,951	343,218
Interest paid	(1,355,191)	(112,172)
Income taxes paid	(150,513)	(68,881)

Net cash (used in) operating activities	(30,440,485)	(13,768,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(651,089)	(406,338)

Net cash (used in) investing activities	(651,089)	(406,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit line	34,900,000	—
Proceeds from exercise of stock options	141,391	140,661

Net cash provided by financing activities	35,041,391	140,661

EFFECT OF EXCHANGE RATE CHANGE	370,676	321,469

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,320,493	(13,713,058)

Cash and cash equivalents, beginning of year	12,469,973	31,345,616

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,790,466	$17,632,558

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) OPERATING ACTIVITIES:

NET INCOME (LOSS)	$2,956,803	$(1,257,254)
Adjustments:
Depreciation and amortization	949,261	1,034,149
Bad debt reserve	138,401	—
Contribution to ESOP	—	(40,433)
Increase in deferred taxes	144,651	23,814
Changes in assets and liabilities:
(Increase) in accounts receivable	(5,878,422)	(16,450,835)
(Increase) in inventories	(31,495,751)	(895,837)
(Increase) decrease in prepaid expenses and other current assets	(83,971)	1,162,070
(Increase) in other assets	(70,085)	(29,571)
Increase in accounts payable and accrued expenses	2,531,277	2,445,470
Increase in minority interest	367,351	239,577

NET CASH (USED) BY OPERATING ACTIVITIES	$(30,440,485)	$(13,768,850)

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments necessary to present fairly the Company’s financial position as of November 30, 2004 and February 29, 2004 and the results of its operations for the nine and three month periods ended November 30, 2004 and 2003, and its cash flows for the nine month periods ended November 30, 2004 and 2003.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 29, 2004, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

The results of operations for the nine-month period ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	November 30, 2004	February 29, 2004
Furniture, fixtures and office equipment	$8,595,511	$8,185,446
Computer equipment	6,222,468	5,993,016
Leasehold improvements	1,254,364	1,254,364

	16,072,343	15,432,826

Less: accumulated depreciation and amortization	11,968,617	11,030,928

	$4,103,726	$4,401,898

3.	JUNIOR SUBORDINATED NOTE:

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

On September 30, 2004, the Company entered into a secured revolving line of credit, as amended, with eight banks which provides for maximum borrowings of $100,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 29, 2008. Direct borrowings under the line of credit were $40,200,000 at November 30, 2004 and $5,300,000 at February 29, 2004. As of the end of the reporting period, the Company had met all of the required covenants.

5.	NET INCOME PER SHARE:

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the components of basic and diluted earnings per share:

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
NUMERATOR:
Net income (loss)	$2,956,803	$(1,257,254)	$584,848	$196,966

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	16,886,647	16,685,628	16,891,647	16,700,700
Effect of dilutive stock options	929,409	*	615,328	940,450

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	17,816,056	16,685,628	17,506,975	17,641,150

*	630,613 stock options for the November 30, 2003 nine month period are not included in the calculation of diluted earnings per share since, due to the loss for the period, they are anti-dilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION:

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

	November 30, 2004	November 30, 2003
Net income (loss):
As reported	$2,956,803	$(1,257,254)
Less: Stock based compensation cost net of tax.	433,770	540,700

Pro forma	$2,523,033	$(1,797,954)

Basic earnings per share:
As reported	$.18	$(.08)
Pro forma	$.15	$(.11)
Diluted earnings per share:
As reported	$.17	$(.08)
Pro forma	$.14	$(.11)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended November 30, 2004 and November 30, 2003, respectively: expected volatility of 39.2% and 40.0%, respectively; risk free interest rate of 2.5% and 4.0%, respectively; and expected lives of 2 to 7 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts, as they are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004) “Share-Based Compensation”. This revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employer share-based payments previously available under APB 25. This statement is effective beginning in our second quarter of fiscal 2006.

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

Revenues, by geographic area, for the first nine months of each of our last two fiscal years are as follows:

	November 30, 2004	November 30, 2003
Americas	$269,288,000	$203,278,000
Europe	10,174,000	3,557,000
Asia/Pacific	74,165,000	37,005,000

	$353,627,000	$243,840,000

Total assets, by geographic area, for the third quarter ended in each of our last two fiscal years are as follows:

	November 30, 2004	November 30, 2003
Americas	$144,535,000	$113,908,000
Europe	7,326,000	2,803,000
Asia/Pacific	47,729,000	33,261,000

	$199,590,000	$149,972,000

Long lived assets (net), by geographic area, for the third quarter ended in each of our last two fiscal years are as follows:

	November 30, 2004	November 30, 2003
Americas	$3,777,000	$4,291,000
Europe	33,000	23,000
Asia/Pacific	294,000	209,000

	$4,104,000	$4,523,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Introduction:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc. (“NUC”), Nu Horizons International Corp. (“International”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Hong Kong Limited (“NHK”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“TLC”), Titan Supply Chain Services LTD PTE (“TSC”) and Titan Supply Chain Services Limited and its majority owned subsidiaries NIC Components Asia PTE LTD (“NIA”) and NIC Components Europe Limited (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors nationally, consists of a high technology line of chip and leaded components including capacitors, resistors and related networks.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of November 30, 2004 and February 29, 2004; (ii) Consolidated Condensed Statements of Operations for the nine and three month periods ended November 30, 2004 and 2003 and (iii) Consolidated Condensed Statements of Cash Flows for the nine month periods ended November 30, 2004 and 2003.

Overview:

The electronics manufacturing and the electronics distribution industries suffered one of the most severe downturns in the industries’ history beginning in calendar 2001 and continuing through most of calendar 2003. This downturn was marked by an oversupply of components, excess manufacturing capacity and a significant decline in the demand for electronic components. However, during the second half of calendar 2003 there was industry wide double digit sequential and year over year increases in sales dollar volume, albeit accompanied by continued downward margin pressures. Management believes that this improvement in the components market worldwide should continue through calendar 2005, although at a more modest rate. The Company’s strategy of maintaining its infrastructure and investing during the electronic industry’s severe downturn has yielded positive results. Sales in Asia increased almost 100% from fiscal 2004 to 2005 and the Company’s book to bill ratio, company wide, remains positive. Year over year and quarter over quarter the Company has increased market share with all of its major suppliers for both the semiconductor and passive component businesses.

For the quarter ended November 30, 2004, net sales increased to $116,219,000 from $91,072,000 for the prior year quarter with net income of $584,000 or $.03 per basic and diluted share as compared to net income of $197,000 or $.01 per basic and diluted share in last year’s quarter. For the nine months ended November 30, 2004, net sales increased to $353,627,000 from $243,840,000 for the prior year period with net income of $2,957,000 or $.18 per basic share and $.17 per diluted share as compared to a net loss of $1,257,000 or $.08 per basic and diluted share in the prior year period.

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

The following table sets forth for the nine months and quarters ended November 30, 2004 and 2003, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Nine Months Ended Nov. 30,		Three Months Ended Nov. 30
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.4	81.9	83.3	82.7
Gross profit	16.6	18.1	16.7	17.3
Operating expenses	14.7	19.0	15.2	17.1
Interest expense	3.8	—	4.9	—
Interest (income)	—	.1	—	(.3)
Income (loss) before taxes	1.5	(.8)	1.0	.4
Income tax provision (benefit)	.6	(.4)	.4	.1
Income (loss) after taxes, before minority interests	.9	(.4)	.6	.3
Minority interests	.1	.1	.1	.1
Net income (loss)	.8	(.5)	.5	.2

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

•	Sales made to certain distributors by the Company’s NIC Components subsidiary are protected against price reductions and are granted certain inventory return and other privileges. When such reductions in revenues can be estimated, they are accrued. When management is unable to make such an estimate, such reductions are recognized at the time they are issued. The Company calculates such estimates based on its prior experience with a particular product or customer and generally its estimates have been accurate.

•	The Company maintains allowances for doubtful accounts for estimated bad debts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. The Company has established such allowances based on its prior experience. Historically, the Company has not experienced bad debts significantly in excess of such allowances.

•	Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. The Company does not currently provide an inventory obsolescence reserve. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, write-downs of inventories could be required.

Results of Operations:

Sales for the nine-month period ended November 30, 2004 were $353,627,000 as compared to $243,840,000 for the comparable period of the prior year, an increase of $109,787,000 or 45%. Sales for the three-month period ended November 30, 2004 were $116,219,000 as compared to $91,072,000 for the comparable period of the prior year, an increase of $25,147,000 or 27.6%. The substantial year over year sales gains, for both periods being reported, can be attributed to the general double digit recovery experienced by the semiconductor industry in general over the past twelve months. Management attributes the relatively flat sales performance for the sequential second and third quarters of fiscal 2005 as compared to the first quarter to a seasonal pause. Management believes that the industry growth rate in the near term will be in single digits. The marketplace continues to afford poor near term visibility, which makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of this fiscal year and the early part of the next fiscal year.

The gross profit margin for the nine months and quarter ended November 30, 2004 was 16.6% and 16.7%, respectively, as compared to 18.1% for the nine months ended November 30, 2003 and 17.3% for the three month period of the prior year. Management believes that the gross margin pressure experienced in the latter part of fiscal 2004 and the first three quarters of fiscal 2005 resulted from a change in the Company’s product mix and increased order size, coupled with increased sales in the Asian market which requires lower selling prices due to volume demand from large Asian contract manufacturers. Margin pressures appear to have stabilized during the first half of fiscal 2005 and management believes they will not continue to decline, however, no assurances can be given in this regard.

Operating expenses increased to $52,122,000 for the nine month period ended November 30, 2004 from $46,316,000 for the nine months ended November 30, 2003, an increase of $5,806,000 or 12.5%. Operating expenses increased from $15,560,000 for the three month period ended November 30, 2003 to $17,687,000 for the three months ended November 30, 2004, an increase of $2,127,000 or 13.7%. The dollar increase in operating expenses was due to increases in the following expense categories: approximately $3,559,000 or 61.3% of the increase for the nine-month period and $1,118,000 or 52.6% of the increase for the three month period, were for personnel related costs resulting from the increased staffing levels in connection with the expansion of the Company’s Asian and North American operations during the first nine months of this fiscal year. The remaining increases for the nine and three month periods, respectively, were a result of net increases in rent and utilities $392,000 or 6.8% and $132,000 or 6.2%, insurances $321,000 or 5.5% and $105,000 or 4.9%, professional fees $502,000 or 8.6% and $317,000 or 14.9% and various other

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations (continued):

general and administrative expenses aggregating $1,032,000 or 17.8% and $455,000 or 21.4%. Management has decided to endure this higher rate of operating expenses in order to capitalize on the continuing industry rebound, although no assurances can be given in this regard.

Interest expense increased from $112,000 for the nine months ended November 30, 2003 to $1,355,000 for the nine months ended November 30, 2004 and from $25,000 for the three month period ended November 30, 2003 to $570,000 for the three months ended November 30, 2004. This increase in interest expense for the current periods resulted from bank borrowings incurred to support increased levels of accounts receivable and inventory required to support the Company’s increased sales volume. There were no bank borrowings in the prior year period ended November 30, 2003.

Net income for the nine-month period ended November 30, 2004 was $2,957,000 or $.18 per basic share and $.17 per diluted share as compared to a net loss of $1,257,000 or $.08 per basic and diluted share for the nine-month period ended November 30, 2003. Net income for the three-month period ended November 30, 2004 was $585,000 or $.03 per basic and diluted share as compared to net income of $197,000 or $.01 per basic and diluted share for the three-month period ended November 30, 2003. Management attributes the increase in earnings for the fiscal 2005 periods to increased sales volume resulting in increased gross margin dollars exceeding the increase in operating and interest expenses incurred in connection with the expansion of the Company’s Asian and U.S. operational capabilities.

Liquidity and Capital Resources:

At November 30, 2004, the Company’s current ratio was 6.6:1 as compared to 5.6:1 at February 29, 2004. Working capital increased from $123,494,000 at February 29, 2004 to $162,603,000 at November 30, 2004, while cash increased from February 29, 2004 to November 30, 2004 by $4,320,000 to $16,790,000. The increase in working capital resulted from the increase in inventory and accounts receivable, net of an increase in accounts payable, required to sustain the substantial increase in the Company’s sales volume.

On September 30, 2004, the Company entered into a new secured revolving credit agreement with eight banks which provides for maximum borrowings of $100,000,000 at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points, depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through September 29, 2008. The Company is currently in full compliance with all of the covenants contained in this agreement.

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

The Company’s operations have been significantly and negatively affected by the recent downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight quarters. In the three most recent quarters, the Company’s revenues have begun to show signs of growth and an industry up-cycle, with $116,000,000 of revenues in the quarter ended November 30, 2004. Despite this recent growth, the Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. As a result, the Company has continued to implement substantial cost-cutting measures designed to align its expenses to provide profitability at current revenue levels. The success of these cost-cutting measures, as well as the timing of any economic recovery, will affect the Company’s ability to achieve consistent profitability at reasonable levels. Although the Company does not anticipate any further restructuring charges in the near term, if the Company is not able to maintain an acceptable level of profitability, the Company may need to consider expense reductions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $340,000 for the nine month period ended November 30, 2004. There were no bank borrowings for the comparable prior year period ended November 30, 2003. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

The Company has several foreign subsidiaries in Asia, the United Kingdom and Canada. The Company does business in more than one dozen countries and currently generates approximately 21% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries was $55.0 million and $36.0 million at November 30, 2004 and 2003 respectively, translated into US dollars at the closing exchange rates. The company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended November 30, 2004. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of November 30, 2004. Based on such evaluation, they have concluded that, as of November 30, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Nu Horizons Electronics Corp.
Registrant

Date: January 7, 2005	/s/ Arthur Nadata
Arthur Nadata, Chairman of the Board and CEO

Date: January 7, 2005	/s/ Paul Durando
Paul Durando, Vice President-Finance
and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q

FOR THE THIRD QUARTER ENDED NOVEMBER 30, 2004

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