Form 10-K
period 2005-02-28
NU HORIZONS ELECTRONICS CORP
filed 2005-05-13
CIK 718074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

ON FORM 10-K

Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended

February 28, 2005

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

(Title of class)

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 01, 2005.

Common Stock – Par Value $.0066	16,891,647
Class	Outstanding Shares

Aggregate Market Value of Non-Affiliate Stock at August 31, 2004 – approximately $125,112,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

PART I.

ITEM 1.	BUSINESS:

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

Nu Horizons Electronics Corp. a Delaware corporation incorporated in 1987, (the “Company”) and its wholly owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”), NUV Inc. (“NUV”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”) and NIC Components Asia PTE. LTD (“NIA”) are engaged in the distribution of, and supply chain services for, high technology active and passive electronic components.

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

Financial information regarding the Company’s reportable segments and foreign and domestic operations can be found in note 12 of the Notes to the Company’s financial statements.

Passive Components and Relationship with Nippon:

NIC has been the exclusive outlet in North America for Nippon Industries Co. Ltd.’s (Japan) (“Nippon”) brand of passive components with a license for the use of the Nippon brand. The Company has a License Agreement with Nippon dated as of September 1, 2000 under which the Company has been granted an exclusive license to use the Nippon brand in the United States, Mexico, Central and South America and the Caribbean. The License Agreement has an initial term of ten years and automatically renews for successive one-year periods unless the Company or Nippon terminates the License Agreement 90 days prior to the end of the initial or any renewal term.

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

Sales and Marketing:

Management’s strategy for long-term success has been to focus the Company’s sales and marketing efforts towards the following industry segments, both domestically and abroad: industrial, telecom/datacom, medical instrumentation, microwave and RF, fiber-optic, consumer electronics, security and protection devices, office equipment, computers and computer peripherals, factory automation and robotics. In order to help achieve these goals, the Company may enter into new franchise agreements for a broad base of commodity semiconductor products, including those used in the key niche industries referred to above.

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

EAST COAST

Massachusetts - Boston

New York - Melville (Long Island) and Rochester

New Jersey - Mt. Laurel (Philadelphia) and Pine Brook

Ohio - Cleveland

Maryland - Columbia

North Carolina - Raleigh

Georgia - Atlanta

Alabama - Huntsville

Florida - Ft. Lauderdale and Orlando

MIDWEST

Arizona - Phoenix

Colorado - Denver

Illinois - Chicago

Minnesota - Minneapolis

Texas - Austin, Dallas

WEST COAST

California - Irvine, Los Angeles, San Diego and San Jose

Oregon - Portland

Washington State - Bothell

FOREIGN:

CANADA

Toronto

ASIA

Singapore

Hong Kong, China

Shanghai and Shenzhen, China

Seoul, S. Korea

Bangalore, Mumbai, New Delhi and Secunderabad, India

Penang, Malaysia

Taipei, Taiwan

EUROPE

Buckingham, England

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

NIC has developed a national network of 3 global distributors and approximately 25 regional distributor locations, which market passive components on a non-exclusive basis. These distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory. These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges, which to date have not been material. Due to the efforts of NIC and its distributors, NIC’s passive components have been tested and “designed in” as a prime source of qualified product by over 7,000 OEMs in the United States.

No single customer accounted for more than 3% of the Company’s consolidated sales for the year ended February 28, 2005. The Company’s sales practice is to require payment within thirty days of delivery.

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

Source of Supply (continued):

As of February 28, 2005, there were three manufacturers that represented more than 10% of the Company’s inventory on a consolidated basis. Those suppliers accounted for an aggregate of approximately $36,600,000 of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced a shortage or surplus of certain electronic products.

For the year ended February 28, 2005, the Company purchased inventory from each of three suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $97,360,000, $66,197,000 and $48,334,000 for the fiscal year.

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

Backlog:

The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 2005, the Company’s backlog was approximately $49,000,000 as compared to a backlog of approximately $47,000,000 at May 1, 2004.

Employees:

As of February 28, 2005, the Company employed approximately 574 persons: 55 in management, 344 in sales and sales support, 40 in product and purchasing, 30 in finance, accounting and human resources, 24 in MIS, 20 in operations and 61 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

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

On August 1, 2000, the Company leased approximately 10,000 square feet of office space in Melville, Long Island, New York to serve as the executive offices of its NIC Components subsidiary. The lease term is from April 1, 2001 to December 31, 2008 at an annual base rental of $285,700 and provides for a 4% annual escalation in each subsequent year of the lease.

The Company also leases space for twenty five (25) branch sales offices in the United States and one (1) in Canada, which range in size from 1,000 square feet to 14,000 square feet, with lease terms that expire between July 2004 and June 2009. Annual base rentals range from $21,600 to $199,400 with aggregate base rentals approximating $3,129,000. The Company believes it can obtain extensions of the leases scheduled to expire in fiscal 2006 on substantially similar terms to those currently in effect.

ITEM 3.	LEGAL PROCEEDINGS:

No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

During the fourth quarter of the fiscal year ended February 28, 2005 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

a)	The Company’s common stock is traded on the NASDAQ National Market System under the symbol “NUHC”. The following table sets forth, for the periods indicated, the high and low closing prices for the Company’s common stock as reported by the NASDAQ National Market System.

FISCAL YEAR 2004:

First Quarter	$6.10	$4.75
Second Quarter	7.47	5.15
Third Quarter	9.05	7.20
Fourth Quarter	12.40	7.91

FISCAL YEAR 2005:
First Quarter	$11.39	$8.06
Second Quarter	10.25	6.22
Third Quarter	8.33	5.62
Fourth Quarter	8.71	6.40

FISCAL YEAR 2006:
First Quarter (Through May 1, 2005)	$7.36	$6.06

b)	As of May 1, 2005, the Company’s common stock was owned by approximately 400 holders of record and 7,500 beneficial holders.

c)	The Company has never paid a cash dividend on its common stock. The Company’s current revolving credit line agreement permits dividends of up to 25% of the Company’s consolidated net income.

Equity Compensation Plan Information

The following chart summarizes the options and warrants outstanding and available to be issued at February 28, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,922,500	$8.18	52,530
Equity compensation plans not approved by security holders	1,450,993	$4.73	128,500

Total	3,373,493	$6.65	181,030

ITEM 6.	SELECTED FINANCIAL DATA:

	For The Year Ended February 28, 2005	For The Year Ended February 29, 2004	For The Year Ended February 28, 2003	For The Year Ended February 28, 2002	For The Year Ended February 28, 2001
INCOME STATEMENT DATA:

Continuing Operations:
Net sales	$467,849,374	$345,863,877	$302,080,809	$281,912,508	$634,009,953
Gross profit on sales	77,581,380	60,960,780	55,228,068	60,222,426	139,502,597
Gross profit percentage	16.6%	17.6%	18.3%	21.4%	22.0%
Net income (loss) before provision for income taxes and minority interests	5,580,154	(1,269,061)	(2,309,743)	(2,797,157)	58,515,268

Income (loss)	3,073,409	(847,999)	(2,511,638)	(2,762,566)	33,561,085

Income (loss) from discontinued operations	—	—	— (1)	4,982,242	1,791,000

Net income (loss)	$3,073,409	$(847,999)	$(2,511,638)	$2,219,676	$35,352,085

Earnings (loss) per common share:
Basic	$.18	$(.05)	$(.15)	$.13	$2.18

Diluted	$.17	(.05)	(.15)	$.13	$1.99

(1)	Includes gain on sale of unit

(2)	Due to the loss, the inclusion of common stock equivalents in diluted earnings per share would be antidilutive

	As of February 28, 2005	As of February 29, 2004	As of February 28, 2003	As of February 28, 2002	As of February 28, 2001
BALANCE SHEET DATA:

Working capital	$145,485,083	$123,494,074	$116,792,079	$120,790,159	$201,732,737
Total assets	177,799,300	158,178,171	148,099,189	151,318,461	247,830,999
Long-term debt	23,968,766	5,580,495	252,832	2,731,598	85,181,496
Shareholders’ equity	127,932,907	124,402,543	123,992,341	126,473,177	124,361,211

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

The electronics and the electronics distribution industries suffered one of the most severe downturns in the industries’ history beginning in 2001 and continuing through most of 2003. This downturn was marked by an oversupply of components, excess manufacturing capacity and a significant decline in the demand for electronic components. The second half of calendar 2003 was a break out period for the industry. This was evidenced by industry wide double digit sequential and year over year increases in sales dollar volume for both calendar 2003 and 2004, albeit accompanied by continued downward margin pressures. Management believes that this improvement in the components market worldwide should continue. The Company’s strategy of maintaining its infrastructure and investing during the electronic industry’s severe downturn is now beginning to see positive results. Sales in Asia increased approximately 70% from fiscal 2004 to fiscal 2005 and the Company’s book to bill ratio, company wide, remains positive. Year over year and quarter over quarter the Company has increased market share with all of its major suppliers for both the semiconductor and passive component businesses.

For the fiscal year ended February 28, 2005, net sales increased to $467.8 million from $345.9 million in the comparable period last year. Net income for fiscal 2005 was $3,073,000 or $.18 per share, compared with a net loss of $848,000, or $.05 per share in the year-earlier period.

For an understanding of the significant factors that influenced the Company’s performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this annual report on Form 10-K.

The following table sets forth for the years ended February 2005, 2004 and 2003, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended February
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.4	82.4	81.7
Gross profit	16.6	17.6	18.3
Operating expenses	15.0	18.1	19.0
Interest expense	0.4	0.0	0.0
Interest (income)	0.0	(0.1)	0.0
Income (loss) before taxes	1.2	(0.4)	(0.8)
Income tax provision (benefit)	0.4	(0.2)	(0.2)
Income (loss) after taxes, before minority interests	0.8	(0.2)	(0.6)
Minority interests	0.1	0.1	0.2
Net income (loss)	0.6	(0.2)	(0.8)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

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

The Company maintains allowances for doubtful accounts for estimated bad debts. Our estimate of the allowances needed is based on our past history of collections of accounts receivable from our customers. This history has shown that we have always provided sufficient allowances in prior periods. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their inability to make payments, additional allowances might be required thereby reducing our operating income. For example, each additional 1% of accounts receivable requiring an allowance would have reduced operating income by approximately $800,000 for the year ended February 28, 2005.

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. In prior periods, reserves required for obsolescence were not material to our financial statements. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of inventory that became obsolete and could not be returned under our many distributor franchise agreements, would have reduced operating income by approximately $800,000 for the year ended February 28, 2005.

Fiscal Year 2005 versus 2004

Results of Operations:

Net sales for the year ended February 28, 2005 aggregated $467,849,000 as compared to $345,864,000 for the year ended February 29, 2004, an increase of approximately $121,985,000 or 35.3%. Given the historically cyclical nature of the Company’s industry, management attributes this increase in sales performance in the latter part of fiscal 2004 (calendar 2003) as the break out period the electronic components industry had long been expecting. The substantial year over year sales gains can be attributed to the recovery experienced by the semiconductor industry in general over the last twelve months as well as a significant increase in our Asian sales in, an increase of approximately 70% comparing fiscal 2005 to the prior year. Management believes, however, that the industry growth rate in the near term will be in the single digits. The marketplace continues to offer poor near term visibility, which makes it difficult for management to estimate the Company’s overall sales volume and earnings prospects for the 2006 fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Fiscal Year 2005 versus 2004 (Continued):

Results of Operations (Continued):

Gross profit margin as a percentage of net sales was 16.6% for the year ended February 28, 2005 as compared to 17.6% for the year ended February 29, 2004. Management believes that this continuing gross margin pressure results from a change in the Company’s product mix and increased order size coupled with increased sales in the Asian market, which requires lower selling prices due to volume demand from large Asian contract manufacturers. Management believes that margin pressures may continue during the first half of fiscal 2006 and possibly stabilize in the second half of the year, however, no assurances can be given in this regard.

Operating expenses increased to $70,138,000 for the year ended February 28, 2005 from $62,436,000 for the year ended February 29, 2004, an increase of approximately $7,702,000 or 12.3%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $4,706,000 or 61.1% of the increase was for personnel related costs resulting from increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operational capability during the current fiscal year. The remaining increases were a result of net increases in bank fees and charges $577,000 or 7.5%, insurances and professional fees $582,000 or 7.5%, Sarbanes Oxley compliance $350,000 or 4.5%, rent $422,000 or 5.6%, bad debt reserves $285,000 or 3.7%, freight $250,000 or 3.2% and miscellaneous other expenses $530,000 or 6.9%. Management made a strategic decision to invest in expanding the Company’s personnel during the recent market downturn, which resulted in increased operating expenses. Management believes that this investment will enable the Company to take advantage of the current and future rebound the industry is currently experiencing, although no assurances can be given in this regard.

Interest expense increased to $1,920,000 for the year ended February 28, 2005 as compared to $140,000 for the year ended February 29, 2004. This increase was primarily due to a return to bank borrowings beginning in the fourth quarter of fiscal 2004 due to the increase in the Company’s inventory and accounts receivable levels which were needed to support increased sales activity in the latter half of the fiscal 2004 period and a thirty five percent sales increase for fiscal 2005.

Net income from for the year ended February 28, 2005 was $3,073,000 or $.18 per share, as compared to a loss of $848,000 or $.05 per share for the year ended February 28, 2004. Management attributes the fiscal 2005 profit of $3,073,000 to the increase in gross margin dollars exceeding the increase in operating and interest expense.

Fiscal Year 2004 versus 2003

Results of Operations:

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

Gross profit margin as a percentage of net sales was 17.6% for the year ended February 29, 2004 as compared to 18.3% for the year ended February 28, 2003. Management believes that this gross margin pressure resulted from a change in the Company’s product mix which was impacted by larger orders in the computer and liquid crystal categories domestically, coupled with increased sales in the Asian market which required lower selling prices due to volume demand from Asian contract manufacturer.

Operating expenses increased to $62,436,000 for the year ended February 29, 2004 from $57,440,000 for the year ended February 28, 2003, an increase of approximately $4,996,000 or 8.7%. The dollar increase in operating expenses was entirely due to personnel related costs – commissions, salaries, travel and fringe benefits resulting from increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operational capability during the 2004 fiscal year. Management made a strategic decision to invest in expanding the Company’s personnel during the market downturn, which resulted in increased operating expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Fiscal Year 2004 versus 2003 (Continued):

Results of Operations (Continued):

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

Net loss from for the year ended February 29, 2004 was $848,000 or $.05 per share, as compared to a loss of $2,512,000 or $.15 per share for the year ended February 28, 2003. Management attributes the fiscal 2004 loss of $848,000 to the increase in operating and interest expense exceeding the moderate increase in gross margin dollars.

Liquidity and Capital Resources:

Fiscal Year 2005 versus 2004

The Company ended its 2005 fiscal year with working capital and cash aggregating approximately $145,485,000 and $7,024,000 respectively, as compared to approximately $123,494,000 and $12,470,000 respectively, at February 29, 2004. The Company’s current ratio at February 28, 2005, was 6.9:1 as compared to 5.6:1 at February 29, 2004.

On September 30, 2004, the Company entered into a secured revolving line of credit, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000 or maximum borrowings of $65,000,000 utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory positions at any given month end. The credit line bears interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth, at the option of the Company through February 27, 2008. Borrowings under this line of credit were $22,800,000 at February 28, 2005 and $5,300,000 at February 28, 2004. As of the end of both fiscal years, the Company was in compliance with all the required bank covenants.

The Company anticipates that its resources provided by its cash flow from operations and its current borrowing agreement, will be sufficient to meet its financing requirements for the next twelve-month period.

Off-Balance Sheet Arrangements:

As of February 28, 2005, the Company had no off-balance sheet arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Contractual Obligations:

Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Revolving Credit Line	$22,800,000	$—	$		$22,800,000	$
Equipment Leases	838,000	419,000		419,000	—		—
Operating Lease	8,881,000	3,294,000		4,046,000	1,534,000		7,000
Purchase Obligations	—	—		—	—		—
Employment Agreements (i)	2,800,000	560,000		1,120,000	1,120,000		—
Minority Interest	1,200,000	—		—	—		1,200,000

Total	$36,519,000	$4,275,000		$5,585,000	$25,454,000		$1,207,000

(i)	Base salary excluding potential bonuses

Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the Company’s operating results. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

Forward Looking Statement Disclaimer:

Except for historical information contained herein, the matters set forth above may be forward-looking statements. Such forward-looking statements are based on the current beliefs of the Company’s management. Certain risks and uncertainties could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as those described under Risk Factors below. The Company does not undertake any obligation to update its forward-looking statements.

Risk Factors:

A large portion of the Company’s revenues come from sales of semiconductors, which is a highly cyclical industry, and an industry down-cycle could significantly affect the Company’s operating results.

The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. According to the Semiconductor Industry Association, the semiconductor industry experienced its worst annual downturn in history with revenue from worldwide semiconductor sales estimated to have fallen by approximately 50% from calendar 2000 to 2001. The Company’s revenues closely follow the strength or weakness of the semiconductor market. The Company’s total sales of electronic components in fiscal years 2005, 2004, 2003, 2002 and 2001 were $467,000,000, $346,000,000, $302,000,000, $282,000,000 and $634,000,000 respectively. Although the Company’s results have recently shown signs of an industry upturn, a technology industry downcycle, particularly in the semiconductor sector, could negatively affect the Company’s operating results in the future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

The Company’s revenues and profitability have declined significantly from historical highs and, although revenues have started to increase in recent quarters, the Company may be unable to achieve consistent profitability at levels experienced in the past.

The Company’s operations have been significantly and negatively affected by the recent downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight quarters. In the last four quarters, the Company’s revenues have begun to show signs of stability with sequential revenues of $118,000,000, $119,000,000, 116,000,000 and $114,000,000 for the quarters ended February 28, 2005. The Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. As a result, the Company has continued to implement substantial cost-cutting measures designed to align its expenses to provide profitability at current revenue levels. The success of these cost-cutting measures, as well as the timing of any economic recovery, will affect the Company’s ability to achieve consistent profitability at reasonable levels. Although the Company does not anticipate any restructuring charges in the near term, if the Company is not able to maintain an acceptable level of profitability, the Company may need to consider further expense reductions.

If the Company were unable to maintain its relationships with key suppliers, it could adversely affect the Company’s sales.

In fiscal 2005, sales of products and services from each of three suppliers exceeded 10% of the Company’s inventory on a consolidated basis. As a result, to the extent that those suppliers are not willing to do business with the Company in the future on terms acceptable to the Company, the loss of these suppliers could materially adversely affect the Company’s business, results of operations, financial condition or liquidity. If any of these industry leading suppliers was unwilling to do business with the Company, the Company’s relationships with its customers could be materially adversely affected because the Company’s customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers.

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

In fiscal 2005, approximately 24 % of the Company’s sales came from its operations outside the United States. During fiscal 2004, 2003 and 2002 approximately 18.5%, 8% and 11.8% of sales, respectively, were from locations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 21.4% of consolidated sales in fiscal 2005. As a result of the Company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

Interest Rate Risk:

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $450,000 for the year ended February 28, 2005. There were only nominal bank borrowings for the comparable prior year period ended February 29, 2004. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK: (Continued)

Foreign Exchange Rate Risk:

The Company has several foreign subsidiaries in Asia, the United Kingdom and Canada. The Company does business in more than one dozen countries and currently generates approximately 24% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries was $81.9 million and $44.9 million at February 28, 2005 and 2004 respectively, translated into US dollars at the closing exchange rates. The company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended February 28, 2005. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

Industry Risk:

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nu Horizons Electronics Corp.

Melville, New York

We have audited the accompanying consolidated balance sheets of Nu Horizons Electronics Corp. and subsidiaries (the Company) as of February 28, 2005 and February 29, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York

May 4, 2005

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2005	February 29, 2004
-ASSETS-
CURRENT ASSETS:
Cash	$7,024,203	$12,469,973
Accounts receivable - net of allowance for doubtful accounts of $4,581,812 and $4,089,801 for 2005 and 2004, respectively	79,679,565	68,230,405
Inventories	81,696,415	68,729,081
Prepaid expenses and other current assets	1,782,872	794,086

TOTAL CURRENT ASSETS	170,183,055	150,223,545

PROPERTY, PLANT AND EQUIPMENT – NET	3,928,058	4,401,898

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,688,187	1,552,728

	$177,799,300	$158,178,171

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
CURRENT LIABILITIES:
Accounts payable	$20,251,746	$21,479,465
Accrued expenses	4,446,226	5,250,006

TOTAL CURRENT LIABILITIES	24,697,972	26,729,471

LONG-TERM LIABILITIES:
Revolving credit line	22,800,000	5,300,000
Deferred income taxes	1,168,766	280,495

TOTAL LONG-TERM LIABILITIES	23,968,766	5,580,495

MINORITY INTEREST IN SUBSIDIARIES	1,199,655	1,465,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,891,647 and 16,859,766 shares issued and outstanding for 2005 and 2004, respectively	111,485	111,275
Additional paid-in capital	44,089,809	43,934,877
Retained earnings	83,724,169	80,650,760
Other accumulated comprehensive income (loss)	7,444	(294,369)

TOTAL SHAREHOLDERS’ EQUITY	127,932,907	124,402,543

	$177,799,300	$158,178,171

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003
NET SALES	$467,849,374	$345,863,877	$302,080,809

COSTS AND EXPENSES
Cost of sales	390,267,994	284,903,097	246,852,741
Operating expenses	70,138,119	62,435,993	57,439,743

	460,406,113	347,339,090	304,292,484

INCOME (LOSS) FROM OPERATIONS	7,443,261	(1,475,213)	(2,211,675)

OTHER (INCOME) EXPENSE
Interest expense	1,920,449	139,630	98,068
Interest income	(57,342)	(345,782)	—

	1,863,107	(206,152)	98,068

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	5,580,154	(1,269,061)	(2,309,743)
Provision (credit) for income taxes	2,022,752	(704,275)	(539,927)

INCOME (LOSS) BEFORE MINORITY INTERESTS	3,557,402	(564,786)	(1,769,816)
Minority interest in earnings of subsidiaries	483,993	283,213	741,822

NET INCOME (LOSS)	$3,073,409	$(847,999)	$(2,511,638)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$.18	$(.05)	$(.15)
Diluted	$.17	$(.05)	$(.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,877,147	16,729,163	16,663,817
Diluted	17,768,649	16,729,163	16,663,817

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Loan To ESOP	Total Shareholders’ Equity
Balance at February 28, 2002	16,609,005	$109,619	$42,600,827	$84,010,397	$(247,666)	$—	$126,473,177

Exercise of stock options	54,812	362	246,439	—	—	—	246,801
Income tax benefit from stock options exercised	—	—	78,279	—	—	—	78,279
Foreign currency translation	—	—	—	—	(294,278)	—	(294,278)
Net (loss)	—	—	—	(2,511,638)	—	—	(2,511,638)

Balance at February 28, 2003	16,663,817	109,981	42,925,545	81,498,759	(541,944)	—	123,992,341
Exercise of stock options	195,949	1,294	823,982	—	—	—	825,276
Income tax benefit from stock options exercised	—	—	185,350	—	—	—	185,350
Foreign currency translation	—	—	—	—	247,575	—	247,575
Net (loss)	—	—	—	(847,999)	—	—	(847,999)

Balance at February 29, 2004	16,859,766	111,275	43,934,877	80,650,760	(294,369)	—	124,402,543
Exercise of stock options	31,881	210	154,932	—	—	—	155,142
Foreign currency translation	—	—	—	—	301,813	—	301,813
Net income	—	—	—	3,073,409	—	—	3,073,409

Balance at February 28, 2005	16,891,647	$111,485	$44,089,809	$83,724,169	$7,444	$—	$127,932,907

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

Cash flows from operating activities:
Cash received from customers	$456,114,804	$316,725,815	$303,006,935
Cash paid to suppliers and employees	(476,628,839)	(341,482,272)	(271,254,844)
Interest paid	(1,920,449)	(139,630)	(98,068)
Interest received	57,342	345,782	—
Income taxes paid	(191,996)	(68,882)	(67,652)

Net cash provided by (used in) operating activities	(22,569,138)	(24,619,187)	31,586,371

Cash flows from investing activities:
Capital expenditures	(833,587)	(629,307)	(383,255)

Net cash (used in) investing activities	(833,587)	(629,307)	(383,255)

Cash flows from financing activities:
Borrowings under revolving credit line	142,000,000	13,900,000	6,700,000
(Repayments) under revolving credit line	(124,500,000)	(8,600,000)	(9,200,000)
Proceeds from exercise of stock options	155,142	825,276	246,801

Net cash provided by (used in) financing activities	17,655,142	6,125,276	(2,253,199)

Effect of exchange rate changes	301,813	247,575	(294,279)

Net increase (decrease) in cash and cash equivalents	(5,445,770)	(18,875,643)	28,655,638

Cash and cash equivalents, beginning of year	12,469,973	31,345,616	2,689,978

Cash and cash equivalents, end of year	$7,024,203	$12,469,973	$31,345,616

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$3,073,409	$(847,999)	$(2,511,638)
Adjustments:
Depreciation and amortization	1,307,427	1,377,908	1,378,233
Bad debt reserve	285,410	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11,734,570)	(29,138,062)	926,126
(Increase) decrease in inventories	(12,967,334)	(2,656,059)	29,003,176
(Increase) decrease in prepaid expenses and other current assets	(988,786)	2,158,579	773,903
(Increase) decrease in other assets	(135,459)	(67,684)	176,728
(Decrease) increase in accounts payable and accrued expenses	(3,031,499)	4,243,254	1,950,513
Increase in income taxes	—	283,213	99,513
Increase in deferred income taxes	1,888,271	—	—
(Decrease) Increase in minority interest	(266,007)	27,663	(210,183)

Net cash provided by (used in) operating activities	$(22,569,138)	$(24,619,187)	$31,586,371

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

1.	ORGANIZATION:

Nu Horizons Electronics Corp. and its subsidiaries, (both wholly and majority owned) are wholesale and export distributors of semiconductor and passive electronic components throughout the United States, Asia and Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.	Principles of Consolidation:

The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. (the “Company”), and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Hong Kong Limited (“NUK”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”) and NIC Components Asia PTE. LTD (“NIA”). All material intercompany balances and transactions have been eliminated.

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. In excess of 90% of our total inventories are covered by product line distributor agreements whereby the Company has the right to return slow-moving and obsolete inventory to our suppliers. Obsolescence charges for inventory not covered by such agreements have not been material to date.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

f.	Depreciation:

Depreciation is provided using the straight-line method as follows:

Office equipment	5 years
Furniture and fixtures	5 – 12 years
Computer equipment	5 years

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

International has elected under Section 995 of the Internal Revenue Code to be taxed as an “Interest Charge Disc”. Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International’s untaxed income at February 28, 2005 approximates $1,970,000.

h.	Revenue Recognition/Shipping and Handling Costs:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns in accordance with EITF 01-09.

Amounts related to shipping and handling that are billed to customers as part of sales transactions are reflected as a reduction of operating expenses and aggregated $89,415, $73,151 and $97,125 for the fiscal years ended 2005, 2004 and 2003, respectively. Shipping and handling costs incurred by the Company are included in costs of sales and aggregated $1,314,347, $754,345 and $1,117,080 for the fiscal years ended 2005, 2004 and 2003, respectively.

i.	Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the fiscal years ended 2005, 2004 and 2003, such costs aggregated $188,647, $301,062 and $295,466, respectively.

j.	Earnings Per Common Share:

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings (loss) per share reflect potential dilution from the exercise of securities into common stock. The effect of stock options have been excluded from the determination of the weighted average common shares for diluted (loss) per share for the 2004 and 2003 fiscal years as the effect was antidilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

k.	Stock-Based Compensation:

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FASB”) No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net income (loss) and net income (loss) per share as reported would have been reduced to the pro forma amounts indicated below.

	2005	2004	2003
Net income (loss):
As reported	$3,073,409	$(847,999)	$(2,511,638)
Stock-based compensation cost – net of tax	520,524	689,385	871,017

Pro forma	$2,552,885	$(1,537,384)	$(3,382,655)

Basic earnings per share:
As reported	$.18	$(.05)	$(.15)
Pro forma	$.15	$(.09)	$(.20)
Diluted earnings per share:
As reported	$.17	$(.05)	$(.15)
Pro forma	$.14	$(.09)	$(.20)

Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions.

	2005	2004	2003
Option Plans:
Dividends	—	—	—
Expected term	2 –7 years	2 –7 years	2 –7 years
Risk free interest rate	2.7%	2.5%	4.0%
Volatility rate	37.5%	39.2%	40.1%

The following table shows the weighted average fair value of options using the fair value approach under SFAS 123:

	2005	2004	2003
Weighted average fair value of options granted during the period	$3.72	$4.30	$6.08

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

l.	Foreign Currency Translation/Other Comprehensive Income:

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders’ equity in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

m.	Reclassifications:

Certain prior years’ information has been reclassified to conform to the current year’s reporting presentation.

n.	Recent Accounting Pronouncements Affecting the Company:

In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of Issue No. 03-1 has not had any impact on the Company’s financial statements and results of operations.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128” (“EITF 03-6”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF No. 03-6 has not had a material impact on the Company’s financial statements and results of operations.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”. This statement amends the guidance in ARB 43 (Chapter 4 - Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the Company’s financial statements and results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the Company’s financial statements considering the Company’s intermittent participation in exchanges of non-monetary assets.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

n.	Recent Accounting Pronouncements Affecting the Company (continued):

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.” SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our first fiscal quarter which begins on March 1, 2006. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no negative impact on our cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See “Note2k above for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. Repatriated foreign earnings under the Act have been utilized in a manner compliant with the provisions of the Act. Therefore, as discussed above, the repatriated earnings will be subject to an effective federal tax rate of 5.25% and applicable sate and local taxes.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

3.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment which is recorded at cost, consists of the following:

	2005	2004
Furniture, fixtures and equipment	$8,654,290	$8,185,446
Computer equipment	6,338,046	5,993,016
Leasehold improvements	1,254,364	1,254,364

	16,246,700	15,432,826
Less: accumulated depreciation and amortization	12,318,642	11,030,928

	$3,928,058	$4,401,898

Depreciation expense for the 2005, 2004 and 2003 years aggregated $1,307,427, $1,377,908 and $1,378,233, respectively.

4.	SUBORDINATED NOTE RECEIVABLE:

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

5.	REVOLVING CREDIT LINE:

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000 or maximum borrowings of $65,000,000 utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory positions at any given month end, Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth at the option of the Company, through February 27, 2008. Direct borrowings under the line of credit were $22,800,000 at February 28, 2005 and $5,300,000 at February 28, 2004. As of the end of each of the fiscal years, the Company had met all of the required bank covenants.

6.	CAPITAL STOCK AND STOCK OPTIONS:

Stock options granted to date under the Company’s 1994 Stock Option Plan generally expire five years after date of grant and become exercisable in four equal annual installments, commencing one year from date of grant. Stock options granted to date under each of the Company’s 1998 and 2000 Stock Option Plans and 2000 and 2002 Key Employee Stock Option Plans, generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant. Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans, expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

6.	CAPITAL STOCK AND STOCK OPTIONS (Continued):

A summary of options granted and related information for the three years ended February 28, 2005 is as follows:

	Options	Weighted Average Exercise Price
Outstanding February 28, 2002	2,200,712	$6.07
Weighted average fair value of options granted during the year		$9.99

Granted	1,361,000	$7.15
Exercised	(54,812)	4.30
Cancelled	(57,122)	8.62

Outstanding February 28, 2003	3,449,778
Weighted average fair value of options granted during the year		$6.08

Granted	127,000	$5.50
Exercised	(195,949)	4.22
Cancelled	(39,567)	8.20

Outstanding February 29, 2004	3,341,262
Weighted average fair value of options granted during the year		$4.30

Granted	121,000	$7.83
Exercised	(31,981)	4.85
Cancelled	(56,788)	9.39

Outstanding February 28, 2005	3,373,493

Weighted average fair value of options granted during the year		$3.72

Options exercisable at the end of each fiscal year:
February 28, 2003	1,924,653	$5.62
February 29, 2004	2,604,762	6.38
February 28, 2005	3,230,243	6.65

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.93 to $6.44	2,200,743	6.22 years	$5.10	2,119,493	$4.87
$7.31 to $14.62	1,160,750	6.16 years	$10.52	1,098,750	$9.97
$18.33	12,000	5.53 years	$18.33	12,000	$18.33

7.	MINORITY INTERESTS IN SUBSIDIARIES:

Minority interests at February 28, 2005 and February 29, 2004 represents the liability related to a 15% minority interest in NIC Components Asia PTE. LTD, (NIA) and 20% minority interest in NIC Components Europe Limited (NIE).

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

8.	INCOME TAXES:

Components of income (loss) before income taxes is as follows:

	2005	2004	2003
Domestic	$(2,792,499)	$(5,694,970)	$(2,966,977)
Foreign	8,372,653	4,425,909	657,234

	$5,580,154	$(1,269,061)	$(2,309,743)

The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options reduced taxes currently payable as shown below by $185,350 for 2004. Such benefits are credited to additional paid-in capital. The provision (credit) for income taxes is comprised of the following:

	2005	2004	2003
Current:
Federal	$241,564	$(1,195,777)	$(747,670)
State and local	49,734	(298,944)	(191,481)
Foreign	843,183	848,246	377,900
Deferred:
Federal	740,226	(46,240)	16,976
State	148,048	(11,560)	4,348

	$2,022,752	$(704,275)	$(539,927)

The components of the net deferred income tax liability, pursuant to SFAS 109, are as follows:

	2005	2004
Deferred tax assets:
Accounts receivable	$1,325,585	$1,335,023
Inventory	189,457	282,227
Goodwill	76,989	96,620

Total deferred tax assets	1,592,031	1,713,870

Deferred tax liabilities:
Fixed assets	1,872,797	(1,310,310)
Income of Interest Charge DISC	888,000	(684,055)

Total deferred tax liabilities	2,760,797	(1,994,365)

Net deferred tax liabilities	$(1,168,766)	$(280,495)

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	2005	2004	2003
Statutory rate	34.0%	(34.0)%	(34.0)%
State and local taxes	6.7	(6.8)	(5.3)
Foreign – Asia subsidiaries	19.2	13.9	16.8
Foreign - Canada and U. K.	3.5	(2.3)	(2.8)
Income from non-U.S. sources	(25.1)	(20.9)	0.0
Disqualifying dispositions	0.0	(5.0)	(3.0)
Other	(2.1)	(.04)	4.9

Effective tax rate	36.2%	(55.5)%	(23.4)%

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

9.	EMPLOYEE BENEFIT PLANS:

On January 13, 1987, the Company’s Board of Directors approved the adoption of an employee stock ownership plan (ESOP). The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company’s common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 28, 2005 aggregated $0 for 2005, $112,728 for 2004 and $0 for 2003. At February 28, 2005, the ESOP owned 472,204 shares of the Company’s common stock at an average price of approximately $3.45 per share.

In January 1991, the Company also established a 401(k) profit sharing plan to cover all eligible employees. The Company’s contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 2005 were $283,618, $237,068 and $209,057, respectively.

10.	COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

On September 13, 1996, the Company signed employment contracts (the “Contracts”), as amended, with three of its senior executives for a continually renewing five-year term. Effective June 1, 2004, the contract between the Company and Mr. Lubman was terminated and he ceased to be entitled to the 2.33% annual bonus described below. The Contracts specified a base salary of $226,545 for each officer, which shall be increased each year by the change in the consumer price index, and also entitle two of the three officers to an annual bonus equal to 3.33% and entitled Mr. Lubman to 2.33% (9% in the aggregate) of the Company’s consolidated earnings before income taxes. On the termination of his employment agreement, each executive is entitled to certain payment, as follows:

•	Due to death or Disability (as defined in the employment agreement), salary and benefits for a five (5) year period.

•	For Cause (as defined in the employment agreement), solely base salary through the date of termination.

•	Termination other than for death, disability or cause, shall be deemed to be a “Retirement” under the Retirement Plan.

•	Following a Change in Control (as defined in the employment agreement), a lump sum equal to three times the average total compensation paid to the applicable employee with respect to the five fiscal years of the Registrant prior to the Change of Control, minus $100.

Executive Retirement Plan:

On December 1, 2004, our Board of Directors approved the adoption of the Nu Horizons Executive Retirement Plan (the “Retirement Plan”). Pursuant to the terms of the Retirement Plan, we will provide an unfunded retirement benefit to certain executive employees of the company and its subsidiaries upon such executive’s retirement (as defined in the Retirement Plan). At the time the Board of Directors approved the Retirement Plan, they determined that the participation of Mr. Nadata, Chairman of the Board and Chief Executive Officer, and Mr. Schuster, President, each a Founder (as defined in the Retirement Plan), would be contingent upon the execution and delivery by each of them of an amendment to their respective employment agreements, which amendment would provide that a termination of employment other than for death, disability or cause would be a “Retirement” under the Retirement Plan. As a result the “Effective Date” of the Retirement Plan is March 28, 2005, the date of such execution and delivery. Upon his Retirement, each executive will be entitled to receive an annual benefit in an amount determined by the number of years of service the executive has provided to the Registrant, ranging from a minimum of $310,000 for 20 years of service to a maximum of $392,884 for 25 years of service.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

10.	COMMITMENTS AND CONTINGENCIES (continued):

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

Fiscal 2006	$3,294,028
Fiscal 2007	2,208,985
Fiscal 2008	1,837,030
Fiscal 2009	1,310,650
Fiscal 2010	223,364
Thereafter	7,166

Rent expense was $3,538,701, $3,151,940 and $3,231,553, for each of the three years in the period ending February 28, 2005.

Litigation:

At times the Company is involved in various lawsuits incidental to its business. At February 28, 2005, management does not believe that any litigation matter is material to its financial statements.

11.	MAJOR SUPPLIERS:

For the year ended February 28, 2005, the Company purchased inventory from three suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $97,360,000, $60,197,000 and $48,334,000 for the fiscal year.

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

12.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

The net book value of long-lived assets by geographic area, for the fiscal years are as follows:

	2005	2004	2003
Americas	$3,589,705	$4,161,771	$4,995,203
Europe	33,742	27,668	28,342
Asia/Pacific	304,611	212,459	126,954

	$3,928,058	$4,401,898	$5,150,499

Revenues, by geographic area, for the fiscal years are as follows:

	2005	2004	2003
Americas	$352,778,270	$281,747,445	$277,647,379
Europe	14,158,886	4,784,252	3,957,503
Asia/Pacific	100,912,218	59,332,180	20,475,927

	$467,849,374	$345,863,877	$302,080,809

Total assets, by geographic area, at the end of the fiscal years are as follows:

	2005	2004	2003
Americas	$95,933,830	$113,249,247	$128,911,799
Europe	13,920,840	1,717,119	1,265,127
Asia/Pacific	67,944,630	43,211,805	17,922,263

	$177,799,300	$158,178,171	$148,099,189

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2005

13.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three Month Period Ended
	February 28, 2005	November 30, 2004	August 31, 2004	May 31, 2004
Net sales	$114,222,492	$116,218,925	$119,231,880	$118,176,077
Cost of sales	95,383,758	96,829,764	99,493,834	98,560,638
Operating expenses	18,016,075	17,687,355	17,250,611	17,184,078
Interest expense (income) net	549,868	557,471	426,804	328,964
Provision for income taxes	39,543	405,028	787,413	790,768
Minority interest	116,642	154,459	87,181	125,711

Net income	$116,606	$584,848	$1,186,037	$1,185,918

Basic Earnings (Loss) per Share	$.01	$.03	$.07	$.07

Weighted average number of common and common equivalent shares outstanding	16,891,647	16,891,647	16,884,147	16,884,147

	Three Month Period Ended
	February 29, 2004	November 30, 2003	August 31, 2003	May 31, 2003
Net sales	$102,023,823	$91,071,802	$79,965,110	$72,803,142
Cost of sales	85,249,290	75,312,065	65,570,341	58,771,401
Operating expenses	16,120,890	15,560,035	15,401,486	15,353,582
Interest expense (income) net	24,354	(206,877)	(35,247)	11,618
Provision (credit) for income taxes	176,395	136,931	(432,497)	(585,104)
Minority interest	43,636	72,682	83,879	83,016

Net income (loss)	$409,258	$196,966	$(622,852)	$(831,371)

Basic Earnings (Loss) per Share	$.02	$.01	$(.04)	$(.05)

Weighted average number of common and common equivalent shares outstanding	16,859,766	16,700,700	16,681,145	16,675,040

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three-year period ending February 28, 2005.

ITEM 9A	CONTROLS AND PROCEDURES:

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our system of internal control over financial reporting as of February 28, 2005. In making this assessment, we used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Nu Horizons maintained effective internal control over financial reporting as of February 28, 2005. Our assessment of the effectiveness of our internal control over financial reporting has been audited by Lazar Levine & Felix LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

All internal control systems, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected, even with respect to those systems of internal control that are determined to be effective. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and the independent registered public accounting firm (collectively, the “accountants”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Personal and Business Conduct and Ethics), and the nature, extent, and results of internal and external audits. Our accountants have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Nu Horizons Electronics Corp.

Melville, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nu Horizons Electronics Corp. (“Nu Horizons”), maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nu Horizons’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Nu Horizons’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nu Horizons Electronics Corp. maintained effective internal control over financial reporting as of February 28, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nu Horizons Electronics Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on the COSO criteria.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting (continued)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2005, and our report dated May 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York

May 4, 2005

ITEM 9B.	OTHER INFORMATION:

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME	AGE	POSITION
Arthur Nadata	59	Chairman, Chief Executive Officer and Director

Richard S. Schuster	56	President, Secretary and Director

Paul Durando	61	Vice President – Finance, Treasurer and Director

Herbert Gardner	65	Director

Martin Novick	69	Director

Dominic A. Polimeni	58	Director

David Siegel	79	Director

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued):

The Company’s Certificate of Incorporation provides for a Board of Directors consisting of not less than three nor more than eleven directors, classified into three classes as nearly equal in number as possible, whose terms of office expire in successive years. The following table sets forth the directors of the Company.

Class I (To Serve Until the Annual Meeting of Stockholders in 2006)	Class II (To Serve Until the Annual Meeting of Stockholders in 2007)	Class III (To Serve Until the Annual Meeting of Stockholders in 2005)
Paul Durando	Dominic A. Polimeni(1)(2)(3)(4)	Arthur Nadata
Herbert Gardner (1)(2)(3) David Siegel(1)(2)(3)	Richard S. Schuster	Martin Novick(1)(2)(3)

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Nominating Committee

(4)	Member of the Acquisition Committee

All officers serve at the discretion of the Board. There are no family relationships among the directors and officers.

Arthur Nadata has been the Company’s Chairman of the Board since June 2004 and the Chief Executive Officer since September 1996. Mr. Nadata had been the President, Treasurer and a Director of the Company from October 1982 to September 1996. Prior to joining the Company in October 1982, Mr. Nadata worked for eighteen years for Diplomat Electronics Corp. in various operational and sales positions of increasing responsibility, eventually becoming corporate vice president of sales and marketing.

Richard S. Schuster is a Director and has been the Company’s President since June of 2004. Mr. Schuster was Vice President, Secretary and a Director since October 1982. For the seven years prior to joining the Company in November 1982, Mr. Schuster served as manager of Capar Components Corp., an importer and distributor of passive components, and a wholly owned subsidiary of Diplomat Electronics Corp. For the six-year period prior to 1975, Mr. Schuster was employed by International Components Corp. and was responsible for production, engineering and sales of imported semiconductor and passive components.

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

Herbert M. Gardner has been a Director of the Company since May 1984. Mr. Gardner has been Executive Vice President and Treasurer of Barrett Gardner Associates, Inc. an investment banking firm since October 2002 and prior there for twenty eight years Senior Vice President for Janney Montgomery Scott LLC. and its predecessors. Mr. Gardner is Chairman of the Board of Supreme Industries Inc., a manufacturer of specialized truck bodies and buses. Mr. Gardner also serves as a director of Rumson-Fair Haven Bank & Trust, a community commercial bank and trust company; TGC Industries, Inc., a seismic services company and Co-Active Marketing Group, Inc., a marketing and sales promotion company.

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

Dominic A. Polimeni has been a Director of the Company since September 1997. He has 30 years experience in the distribution and Inventory Logistics Management (“ILM”) businesses and has been responsible for evaluating and negotiating over 50 acquisitions of distribution and ILM businesses. Since 1990, Mr. Polimeni has been President of Gulfstream Financial Group, Inc., a privately held financial consulting and investment-banking firm. From September 2003 through November 2004, he was a Director, President and Chief Executive Officer of Distribution Dynamics, Inc., a privately held ILM company based in Eden Prairie, MN. Distribution Dynamics sold its business and assets through a Chapter 11 Section 363 sale under the U.S. Bankruptcy Code in 2004. From March 1995 through May 2002, Mr. Polimeni was Chairman and Chief Executive Officer of Questron Technology, Inc., a publicly held ILM company based in Boca Raton, Florida. Questron sold its business and assets through a Section 363 sale in 2002. Previously, he held the position of Chief Financial Officer of Arrow Electronics, Inc., as well as other positions, including general management positions, with Arrow. Mr. Polimeni began his career as a certified public accountant in the New York office of Arthur Young & Company, now Ernst & Young LLP.

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

Audit Committee and Audit Committee Expert

The Company has an audit committee established in accordance with section 3(a)(58) of the exchange Act. The members of the audit committee currently are Dominic Polimeni (Chairman), Herbert Gardner, David Siegel and Martin Novick.

The Board has determined that Dominic Polimeni, the current committee chairman and a member of the audit committee since September 1997, qualifies as an “audit committee financial expert,” as defined by the Securities and Exchange Commission rules, based on his education, experience and background.

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

Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2005.

ITEM 11.	EXECUTIVE COMPENSATION:

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the three other executive officers for the years ended February 28, 2005, February 29, 2004 and February 28, 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)					Long Term Compensation
Name of Principal and Position	Fiscal Year	Salary		Bonus		Securities Underlying Options (2)	All other (2) Compensation
Arthur Nadata Chairman of the Board And CEO	2005 2004 2003	$ $ $	280,000 263,900 263,900	$ $ $	175,942 0 0	0 0 390,000	$ $ $	38,288 38,945 39,605

Richard Schuster President and Secretary and President, NIC Components Corp.	2005 2004 2003	$ $ $	280,000 263,900 263,900	$ $ $	175,942 0 0	0 0 345,000	$ $ $	35,186 35,670 36,154

Paul Durando Vice President, Finance and Treasurer	2005 2004 2003	$ $ $	180,000 180,000 180,000	$ $ $	13,329 0 0	0 0 90,000	$ $ $	1,800 1,800 1,800

SUMMARY COMPENSATION TABLE – Footnotes

(1)	No other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2)	The amounts disclosed in this column include the Company’s contributions on behalf of the named executive officer to the Company’s 401(k)-retirement plan in amounts equal to a maximum of 1% of the executive officer’s annual salary and, for Messrs. Lubman, Nadata and Schuster contributions to life insurance policies where the Company is not the beneficiary, and the cost to the Company of the non-business use of Company automobiles used by executive officers.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

Employment Contracts

On September 13, 1996, the Company signed employment contracts (the “Contracts”), as amended, with three of its senior executives for a continually renewing five-year term. Effective June 1, 2004, the contract between the Company and Mr. Lubman was terminated and he ceased to be entitled to the 2.33% annual bonus described below. The Contracts specify a base salary of $226,545 for each officer in 1997, which shall be increased each year by the change in the consumer price index, and also entitle the two officers to an annual bonus equal to 3.33%, and entitled Mr. Lubman to 2.33% (9% in the aggregate) of the Company’s consolidated earnings before income taxes. On the termination of his employment agreement, each executive is entitled to certain payment, as follows:

•	Due to death or Disability (as defined in the employment agreement), salary and benefits for a five (5) year period.

•	For Cause (as defined in the employment agreement), solely base salary through the date of termination.

•	Termination other than for death, disability or cause, shall be deemed to be a “Retirement” under the Retirement Plan.

•	Following a Change in Control (as defined in the employment agreement), a lump sum equal to three times the average total compensation paid to the applicable employee with respect to the five fiscal years of the Registrant prior to the Change of Control, minus $100.

There were no stock options granted to the executive officers named in Item 11 during the fiscal year ended February 28, 2005.

The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 2005 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END

OPTIONS/SAR VALUES

	Shares Acquired on Exercise	Value Realized (1)	Number of Unexercised Options/SARs at FY End	Value of Unexercised In-the-Money Options/SARs at FY End
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Arthur Nadata	0	0	878,375	$1,329,365
			0	0

Richard Schuster	0	0	778,998	1,180,934
			0	0

Paul Durando	0	0	122,718	87,989
			0	0

(1)	Market value less exercise price, before payment of applicable federal or state taxes.

Directors’ Compensation and Board and Committee Meetings

Directors who are not employees of the Company receive an annual fee of $6,000 for Board Membership and $1,000 for each Board of Directors or Committee meeting attended. There were four (4) meetings of the Board of Directors, one (1) meeting of the Outside Directors, five (5) meetings of the Audit Committee, four (4) meetings of the Compensation Committee, two (2) meetings of the Nominating Committee and ten (10) meetings of the Acquisition Committee during the fiscal year ended February 28, 2005. A copy of the charters for each of the Audit, Compensation and Nominating Committees can be found on our website at www.nuhorizons.com. All of our directors attended or participated in all of the meetings of the Board of Directors and Committee meetings.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

Audit Committee

For the fiscal year ended February 28, 2005, there were five (5) meetings of the Audit Committee. The Company’s Audit Committee is involved in discussions with the Company’s independent public accountants with respect to the scope and results of the Company’s year-end audit and quarterly reviews, the Company’s internal accounting controls and the professional services furnished by the independent auditors to the Company.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consisted during fiscal 2005 of Messrs. Gardner (Chairman), Novick, Polimeni and Siegel. The Compensation Committee determines the compensation of our executive officers, subject to the terms of existing employment contracts and administers our option plans.

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

1994 Stock Option Plan:

In September 1994, the Company’s stockholders approved the 1994 Stock Option Plan (the “1994 Plan”), as amended in September 1996, under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 1,732,500 shares of the Company’s Common Stock, as adjusted for a 5% stock dividend and a three for two stock split. The Compensation Committee, consisting of at least two members of the Board of Directors, administers the 1994 Plan. The Compensation Committee, subject to provisions in the 1994 Plan, has the authority to designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the 1994 Plan, the exercise price of the shares subject to each option granted will be not less than 85% nor more than 100% of the fair market value at the date of grant or 110% of such fair market value for options granted to any employee to or director who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. Options are currently outstanding for 384,750 shares and no options are currently available for grant.

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

1998 Stock Option Plan:

In May 1998, the Board of Directors adopted the Nu Horizons Electronics Corp. 1998 Stock Option Plan (the “1998 Option Plan”), as amended, under which any director, officer, employee or consultant of the Company, a subsidiary or an affiliate may be granted options to purchase an aggregate 1,653,750 shares of the Company’s Common Stock, as adjusted for a 5% dividend and a 3-for-2 stock split. The 1998 Option Plan may be administered by the Board of Directors of the Company or by a committee consisting of two or more non-employee Directors, as defined by Rule 16-b under the Securities Exchange Act of 1934. The Compensation Committee administers the 1998 Option Plan. Subject to the terms of the 1998 Option Plan, the Board of Directors or the Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Option Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors of the Committee also, subject to the express provisions of the 1998 Option Plan, has the authority to interpret the 1998 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Option Plan. Only non-qualified stock options may be granted under the terms of the 1998 Option Plan. The exercise price of the options granted under the 1998 Option Plan would not be less than such fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations, and certain other events involving a change in the Company’s capital. During fiscal 2004, no options were granted under the 1998 Option Plan. Options are currently outstanding for 1,196,243 shares and 27,280 options are currently available for grant.

2000 Stock Option Plan:

In July 2000, the Board of Directors adopted the Nu Horizons Electronics Corp. 2000 Stock Option Plan (the “2000 Option plan”), under which any of the Company’s employees or consultants, or those of its subsidiaries or affiliates, may be granted options to purchase an aggregate 300,000 shares of Common Stock, as adjusted for a 3-for-2 stock split. The Company’s executive officers and directors are not eligible to participate in the 2000 Option Plan. The 2000 Option Plan may be administered by the Board of Directors or a committee consisting of two or more Non-Employee Directors, as defined by Rule 16b of the Securities Exchange Act of 1934. The Compensation Committee administers the 2000 Option Plan. Subject to the terms of the 2000 Option Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Option Plan, the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee also, subject to the express provisions of the 2000 Option Plan, has the authority to interpret the 2000 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Option Plan. Only non-qualified stock options may be granted under the terms of the 2000 Option Plan. The exercise price for the options granted under the 2000 Option Plan will not be less than fair market value at the date of grant. The option price, as well as the number of shares subject to such option, shall be appropriately adjusted by the Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in the Company’s capital. During fiscal 2005, no options were granted under the 2000 Stock Option Plan and 25,250 options are currently available for grant.

2000 Key Employee Stock Option Plan:

In November 2000, the Company’s stockholders approved the 2000 Key Employee Stock Option Plan (the “2000 Key Employee Plan”) under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 600,000 shares of the Company’s Common Stock, as adjusted for a 3 for 2 stock split. The 2000 Key Employee Plan may be administered by the Board of Directors or a committee, consisting of two or more members of the Board of Directors who are Non-Employee Directors, as defined by Rule 16-b of the Securities Exchange Act of 1934. Our Compensation Committee administers the 2000 Key Employee Plan. Subject to the terms of the 2000 Key Employee Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2000 Key Employee Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee shall also, subject to the express provisions of the 2000 Key Employee Plan, have the authority to interpret the 2000 Key Employee Plan and to prescribe, amend and rescind the rules and regulations relating to the 2000 Key

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

2002 Key Employee Stock Option Plan:

In September 2002, the Company’s stockholders approved the 2002 Key Employee Stock Option Plan (the “2002 Key Employee Plan”) under which key employees and officers of the Company, its subsidiaries and affiliates may be granted options to purchase an aggregate of 650,000 shares of the Company’s Common Stock. The 2002 Key Employee Plan may be administered by the Board of Directors or a committee, consisting of two or more members of the Board of Directors who are Non-Employee Directors, as defined by Rule 16-b of the Securities Exchange Act of 1934. Our Compensation Committee administers the 2002 Key Employee Plan. Subject to the terms of the 2002 Key Employee Plan, the Board of Directors or the Committee may determine and designate those employees and consultants who are to be granted stock options under the 2002 Key Employee Plan and the number of shares to be subject to such options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the Committee shall also, subject to the express provisions of the 2002 Key Employee Plan, have the authority to interpret the 2002 Key Employee Plan and to prescribe, amend and rescind the rules and regulations relating to the 2002 Key Employee Plan. Only non-qualified stock options may be granted under the terms of the 2002 Key Employee Plan. The exercise price for the options granted under the 2002 Key Employee Plan will not be less than fair market value at the date of grant. The Committee in the event of stock splits, stock dividends, recapitalizations and certain other events involving a change in our capital shall, appropriately adjust the option price, as well as the number of shares subject to such option. During fiscal 2005, 61,000 options were granted under the plan with exercise prices of $6.44 and $10.02. 8,500 options are currently available for grant under the plan.

Outside Director Stock Option Plan:

In September 1994, the Company’s stockholders approved the Outside Directors Stock Option Plan (the “Director Plan”) which covers 236,250 shares of the Company’s Common Stock, as adjusted for a 5% stock dividend and a 3-for-2 stock split. The primary purposes of the Director Plan are to attract and retain well-qualified persons for service as directors of the Company and to provide such outside directors with the opportunity to increase their proprietary interest in the Company’s continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of the Company’s Common Stock. At February 28, 2005, there are 63,750 director options outstanding and no options remain available for grant.

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

Under the Director Plan each non-employee Director then serving, on June 1 of each year from 1994 through 1999, received options to purchase 10,000 shares of Common Stock (as adjusted for stock splits and stock dividends) at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company’s stock is listed or the average of the mean between the last reported “bid” and “asked” prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vested in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

2000 Outside Directors’ Stock Option Plan:

In November 2000, the Company’s stockholders approved the 2000 Outside Directors’ Stock Option Plan (the “2000 Director Plan”) which covers 210,000 shares of the Company’s Common Stock, as adjusted for a 3-for-2 stock split. The primary purposes of the 2000 Director Plan are to attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to such outside directors to serve as directors and to encourage their continued service on the Board of Directors. At February 28, 2005, there are 210,000 director options outstanding and no options remain available for grant.

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

Under the Director Plan, on November 9, 2000 each non-employee Director then serving received options to purchase 15,000 shares of Common Stock at a price of $14.62 per share (the price of shares of Common Stock on November 9, 2000) and on the June 1 of each subsequent year each non-employee director then serving will be granted options to purchase 15,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company’s stock is listed or the average of the mean between the last reported “bid” and “asked” prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

2002 Outside Directors’ Stock Option Plan:

In September 2002, the Company’s stockholders approved the 2002 Outside Directors’ Stock Option Plan (the “2002 Director Plan”) which covers 150,000 shares of the Company’s Common Stock. The primary purposes of the 2002 Director Plan are to attract and retain highly skilled individuals as directors of the Company, to provide additional incentive to such outside directors to serve as directors and to encourage their continued service on the Board of Directors. At February 28, 2005, there are 30,000 director options outstanding and 120,000 options remain available for grant.

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

Under the 2002 Director Plan, at each annual stockholder meeting during the term of this plan, commencing with the annual meeting held in 2003, each Outside Director then serving who does not receive options under the 2000 Outside Director’s Stock Option Plan shall automatically receive an additional option to purchase 15,000 shares of Common Stock (the “Annual Option”), at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company’s stock is listed on the date of grant of the Option. Options awarded to each outside director vest in three equal installments over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the outside director upon vesting.

Summary of Fiscal 2005 Outside Director Stock Option Grants:

During fiscal 2005, pursuant to the 2000 Director Plan, the Company granted options to purchase 15,000 shares to each of Messrs. Gardner, Polimeni and Siegel at a price of $6.44 per share.

During fiscal 2005, pursuant to the 2002 Director Plan, the Company granted options to purchase 15,000 shares to Mr. Novick at a price of $6.44 per share.

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

The Trustees are empowered to borrow funds for the purpose of purchasing the Company’s securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. At February 28, 2005, there were no borrowings relative to the plan. At February 28, 2005, the ESOP owned 472,204 shares at an average price of approximately $3.45 per share.

ITEM 11.	EXECUTIVE COMPENSATION (Continued):

401(k) Savings Plan

The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($15,000 in calendar 2004). Company contributions are discretionary. Effective with the plan year ended February 28, 2005, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee’s salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee’s service with Company, matching contributions by the Company are fully vested. As of February 28, 2005 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 28, 2005, the Company contributed $283,618 to the plan, of which $7,062 was a matching contribution of $2,631 for each of Mr. Nadata and Mr. Schuster and $1,800 for Mr. Durando.

Executive Retirement Plan

On December 1, 2004, our Board of Directors approved the adoption of the Nu Horizons Executive Retirement Plan (the “Retirement Plan”). Pursuant to the terms of the Retirement Plan, we will provide an unfunded retirement benefit to certain executive employees of the company and its subsidiaries upon such executive’s retirement (as defined in the Retirement Plan). At the time the Board of Directors approved the Retirement Plan, they determined that the participation of Mr. Nadata, Chairman of the Board and Chief Executive Officer, and Mr. Schuster, President, each a Founder (as defined in the Retirement Plan), would be contingent upon the execution and delivery by each of them of an amendment to their respective employment agreements, which amendment would provide that a termination of employment other than for death, disability or cause would be a “Retirement” under the Retirement Plan. As a result the “Effective Date” of the Retirement Plan is March 28, 2005, the date of such execution and delivery. Upon his Retirement, each executive will be entitled to receive an annual benefit in an amount determined by the number of years of service the executive has provided to the Registrant, ranging from a minimum of $310,000 for 20 years of service to a maximum of $392,884 for 25 years of service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth, as of May 1, 2005, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company’s outstanding Common Stock, based solely on filings with the Commission; (ii) each Director, (iii) the Company’s Chief Executive Officer and the three other most highly compensated executive officers of the Company; and (iv) all executive officers and Directors as a group.

NAME	SHARES		PERCENT
Paul Durando	118,323	(1)(2)	*
Herbert M. Gardner	148,123	(3)(4)	*
Martin Novick	5,000	(3)	*
Dominic Polimeni	60,000	(3)	*
David Siegel	76,804	(3)	*
Arthur Nadata	1,139,697	(5)(6)	6.1%
Richard S. Schuster	1,136,652	(5)(6)	6.1%
Wasatch Advisors Inc.	1,565,061	(7)	8.4%
Dimensional Fund Advisors	1,325,768	(8)	7.0%
Babson Capital	919,060	(9)	5.0%
Royce & Associates	1,485,534	(10)	7.9%
Wellington Management Company LLP	1,392,500	(11)	7.4%
All officers and directors as a group (7 persons)	2,684,599		14.4%

NOTES:

(*)	Less than 1% of the Company’s outstanding stock.

(1)	Includes options exercisable within 60 days for 107,718 shares of Common Stock under the Company’s 2000, 1998 and 1994 Stock Option Plans.

(2)	Includes 10,605 shares of fully vested Common Stock owned through the Employee’s Stock Ownership Plan, which include voting power.

(3)	Includes options exercisable within 60 days for 123,750 shares of common stock for Mr. Gardner, 5,000 shares for Mr. Novick, 60,000 shares for Mr. Polimeni and 60,000 shares for Mr. Siegel under the Company’s Outside Director Stock Option Plan.

(4)	Includes 4,330 shares owned by Mr. Gardner’s spouse, as to which he disclaims beneficial ownership, 5,775 shares held in the Gardner Family Foundation, of which he is President, 24,373 shares owned by Mr. Gardner’s qualified plan and 5,587 shares held by his IRA.

(5)	Includes options exercisable within 60 days for 691,498 shares of common stock for Mr. Schuster and 765,875 shares for Mr. Nadata under the Company’s 2000, 1998 and 1994 Stock Option Plans.

(6)	Includes 26,184 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These officers are also Trustees of the Plan.

(7)	150 Social Hall Ave., Salt Lake City, Utah 84111

(8)	1299 Ocean Ave, 11th Fl., Santa Monica, CA 90401

(9)	One Memorial Drive, Cambridge, MA 02142

(10)	1414 Avenue of the Americas, N.Y., N.Y. 10019

(11)	75 State Street, Boston, MA 02109

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

For the fiscal year ended February 28, 2005, the Company received an aggregate $416,000 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster’s brother, is an officer and owns a greater than ten percent equity interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following table presents fees for professional audit services and other services rendered by Lazar Levine & Felix LLP:

	2005	2004
Audit fees (1)	$171,650	$151,450
Audit related fees (2)	92,432	—
Tax fees (3)	51,080	50,042
All Other (4)	36,100	24,609

	$351,262	$226,101

(1)	Audit fees represent fees billed and expected to be billed for professional services rendered in connection with: (a) audits and reviews of the fiscal 2005 and 2004 Nu Horizons Electronics Corp. consolidated financial statements, in accordance with standards of the PCAOB; (b) consultations on accounting matters reflected in the financial statements; and (c) attestation services with respect to securities offerings and SEC filings.

(2)	Audit-related fees represent fees billed for professional services rendered in connection with the audit of Nu Horizons Electronics Corp. internal controls.

(3)	Tax fees represent fees billed for professional services rendered in connection with: (a) tax compliance and (b) consultations related to tax audits.

(4)	Accounting consultation on the implementation of Sarbanes Oxley Section 404 and the audit of the Company’s employee benefit plans.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES:

(a) (1)	The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

(c)	ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES:

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation, as amended(Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

10.1	Agreement between the Company and Trustees relating to the Company’s Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended February 28, 1987).

10.2	1994 Stock Option Plan (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

10.3	Outside Director Stock Option Plan (Incorporated by Reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

10.4	Agreement dated September 22, 1995 between the Company and Paul Durando (Incorporated by Reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).

10.5	Employment and Change of Control Agreements dated September 13, 1996, between and Company and Irving Lubman. (Incorporated by Reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.6	Employment and Change of Control Agreements dated September 13, 1996, between and Company and Arthur Nadata. (Incorporated by Reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.7	Employment and Change of Control Agreements dated September 13, 1996, between and Company and Richard Schuster. (Incorporated by Reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.8	Form of Indemnity Agreements between the Company and Messrs. Durando, Gardner, Lubman, Nadata, Schuster, Siegel and Novick (incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997)

10.9	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No.333-82805).

10.10	2000 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No.333-51188).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(c)	Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION

10.11	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-51192).

10.12	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No.333-51190).

10.13	First Amendment to Revolving Credit Agreement dated October 30, 2002 between the Company and six banks (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended November 30, 2002).

10.14	Second Amendment to Revolving Credit Agreement dated February 24, 2003 between the Company and six banks.

10.15	2002 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103625).

10.16	2002 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).

10.17	Revolving Credit Agreement dated September 4, 2003 between the Company and three banks: Fleet National Bank, Citibank, N.A. and Israel Discount Bank (Incorporated by reference to Exhibit 10.1 of Form 10Q for the quarter ended August 31, 2003).

11	Computation of Per Share Earnings

22	The following is a list of the Company’s subsidiaries:

Name	State or Country of Incorporation
NIC Components Corp.	New York
NIC Components Europe Limited	United Kingdom
Nu Horizons International Corp.	New York
NUV, Inc.	Massachusetts
NUHC Inc.	Canada
Nu Horizons Electronics Europe Limited	United Kingdom
Titan Supply Chain Services Corp.	New York
Titan Supply Chain Services Limited	United Kingdom
Titan Supply Chain Services PTE LTD	Singapore
Nu Horizons Asia PTE LTD	Singapore
NIC Components Asia PTE. LTD	Singapore

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

23	Accountants’ Consent (included as Page 38 in this Form 10-K)

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU HORIZONS ELECTRONICS CORP.
(Registrant)

By:	/s/ ARTHUR NADATA
Arthur Nadata,
CEO (Principal Operating Officer)

By:	/s/ PAUL DURANDO
Paul Durando
Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

	SIGNATURE	CAPACITY	DATE

By:	/s/ ARTHUR NADATA Arthur Nadata	Chairman of The Board, Chief Executive Officer	May 9, 2005

By:	/s/ RICHARD SCHUSTER Richard Schuster	President, Chief Operating Officer, Secretary and Director	May 9, 2005

By:	/s/ PAUL DURANDO Paul Durando	Vice President, Finance, Treasurer and Director	May 9, 2005

By:	/s/ HERBERT M. GARDNER Herbert M. Gardner	Director	May 9, 2005

By:	/s/ MARTIN NOVICK Martin Novick	Director	May 9, 2005

By:	/s/ DOMINIC A. POLIMENI Dominic A. Polimeni	Director	May 9, 2005

By:	/s/ DAVID SIEGEL David Siegel	Director	May 9, 2005

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement numbers 333-79561, 333-82805, 33-88952, 33-88958, 333-51188, 333-51190 , 333-51192, 333-103625 and 333-103626 on Form S-8 of our opinion dated May 4, 2005, on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation’s annual report on Form 10-K for the fiscal year ended February 28, 2005.

/s/ LAZAR LEVINE & FELIX LLP
LAZAR LEVINE & FELIX LLP
Certified Public Accountants

New York, New York

May 11, 2005

SCHEDULE II

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

Three Years Ended February 28, 2005

Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
Valuation account deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts- accounts receivable
2005	$4,089,801	$285,510	$(206,601)	$4,581,812

2004	$4,083,590	$0	$(6,211)	$4,089,801

2003	$4,445,901	$0	$362,311	$4,083,590

(A)	Accounts written off.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2005

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION

11	Computation of Per Share Earnings

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002