Form 10-Q
period 2005-05-31
NU HORIZONS ELECTRONICS CORP
filed 2005-07-06
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended May 31, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Common Stock - Par Value $.0066	16,907,397
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - May 31, 2005 (unaudited) and February 28, 2004	3.

	Consolidated Condensed Statements of Operations (unaudited) - Three Months Ended May 31, 2005 and 2004	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Three Months Ended May 31, 2005 and 2004	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10.-14.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15.

Item 4.	Controls and Procedures	16.

Part II.	Other Information	17.

SIGNATURES		18.

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2005	February 28, 2005
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$15,614,650	$7,024,203
Accounts receivable - net of allowance for doubtful accounts of $4,726,885 and $4,581,812 for May 31, 2005 and February 28, 2005, respectively	76,492,867	79,679,565
Inventories	95,984,589	81,696,415
Prepaid expenses and other current assets	2,882,830	1,782,872

TOTAL CURRENT ASSETS	190,974,936	170,183,055

PROPERTY, PLANT AND EQUIPMENT – NET	3,882,093	3,928,058

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,600,646	1,688,187

	$198,457,675	$177,799,300

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$20,610,569	$20,251,746
Accrued expenses	4,409,015	4,446,226

TOTAL CURRENT LIABILITIES	25,019,584	24,697,972

LONG TERM LIABILITIES
Revolving credit line	42,500,000	22,800,000
Deferred income taxes	1,199,766	1,168,766

TOTAL LONG TERM LIABILITIES	43,699,766	23,968,766

MINORITY INTEREST IN SUBSIDIARIES	1,253,714	1,199,655

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,907,397 and 16,891,647 shares issued and outstanding for May 31, 2005 and February 28, 2005, respectively	111,589	111,485
Additional paid-in capital	44,173,810	44,089,809
Retained earnings	84,198,716	83,724,169
Other accumulated comprehensive income	496	7,444

TOTAL SHAREHOLDERS’ EQUITY	128,484,611	127,932,907

	$198,457,675	$177,799,300

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended
	May 31, 2005	May 31, 2004
NET SALES	$121,420,035	$118,176,077

COSTS AND EXPENSES:
Cost of sales	102,007,196	98,560,638
Operating expenses	17,954,097	17,184,078

	119,961,293	115,744,716

OPERATING INCOME	1,458,742	2,431,361

OTHER (INCOME) EXPENSE:
Interest (income)	(61,116)	—
Interest expense	661,483	328,964

	600,367	328,964

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	858,375	2,102,397

Provision for income taxes	329,769	790,768

INCOME BEFORE MINORITY INTERESTS	528,606	1,311,629

Minority interest in earnings of subsidiaries	54,059	125,711

NET INCOME	$474,547	$1,185,918

NET INCOME PER COMMON SHARE

Basic	$.03	$.07

Diluted	$.03	$.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,907,397	16,884,147
Diluted	17,449,570	18,045,308

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended
	May 31, 2005	May 31, 2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$124,573,918	$113,435,385
Cash paid to suppliers and employees	(134,578,746)	(143,236,424)
Interest received	61,116	—
Interest paid	(661,483)	(328,964)
Income taxes paid	(298,769)	(189,038)

Net cash (used) by operating activities	(10,903,964)	(30,319,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(282,746)	(180,313)

Net cash (used in) investing activities	(282,746)	(180,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	58,500,000	50,500,000
Repayments under revolving credit line	(38,800,000)	(24,100,000)
Proceeds from exercise of stock options	84,105	63,740

Net cash provided by financing activities	19,784,105	26,463,740

EFFECT OF EXCHANGE RATE CHANGE	(6,948)	(368,911)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,590,447	(4,404,525)

Cash and cash equivalents, beginning of year	7,024,203	12,469,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,614,650	$8,065,448

RECONCILIATION OF NET INCOME TO NET CASH (USED) BY OPERATING ACTIVITIES:

NET INCOME	$474,547	$1,185,918
Adjustments:
Depreciation and amortization	328,711	306,681
Provision for bad debt	32,815	57,339
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	3,153,883	(4,740,692)
(Increase) in inventories	(14,288,174)	(30,908,935)
(Increase) in prepaid expenses and other current assets	(1,099,958)	(1,034,111)
Decrease (Increase) in other assets	87,541	(7,348)
Increase in accounts payable and accrued expenses	321,612	4,643,396
Increase in income taxes	31,000	53,000
Increase in minority interest	54,059	125,711

NET CASH (USED) BY OPERATING ACTIVITIES	$(10,903,964)	$(30,319,041)

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2005 and February 28, 2005 and the results of its operations for the three month periods ended May 31, 2005 and 2004, and its cash flows for the three month periods ended May 31, 2005 and 2004.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2005, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the three-month period ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	May 31, 2005	February 28, 2005
Furniture, fixtures and office equipment	$8,765,890	$8,654,290
Computer equipment	6,459,520	6,338,046
Leasehold improvements	1,254,364	1,254,364

	16,479,774	16,246,700
Less: accumulated depreciation and amortization	12,597,681	12,318,642

	$3,882,093	$3,928,058

Depreciation expense for the quarters ended May 31, 2005 and 2004 aggregated $328,711 and $306,861 respectively

3.	SUBORDINATED NOTE RECEIVABLE:

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

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000 or maximum borrowings of $65,000,000 utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory positions at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth at the option of the Company, through February 27, 2008. Direct borrowings under the line of credit were $42,500,000 at May 31, 2005 and $22,800,000 at February 28, 2005. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

5.	NET INCOME PER SHARE:

Basic earnings per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of convertible securities into common stock.

	For the Three Months Ended
	May 31, 2005	May 31, 2004
NUMERATOR:
Net income	$474,547	$1,185,918

DENOMINATOR:
Basic earnings per common share – weighted-average number of common shares outstanding	16,907,397	16,884,147
Effect of dilutive stock options	542,173	1,161,161

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	17,449,570	18,045,308

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net income and net income per share as reported would have been reduced to the pro forma amounts indicated below.

	Qtr End May 31, 2005	Qtr End May 31, 2004
Net income (loss):
As reported	$474,547	$1,185,918
Stock-based compensation cost – net of tax	78,080	170,724

Pro forma	$396,467	$1,015,194

Basic earnings per share:
As reported	$.03	$.07
Pro forma	$.02	$.06
Diluted earnings per share:
As reported	$.03	$.07
Pro forma	$.02	$.06

Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions.

	2005	2004
Option Plans:
Dividends	—	—
Expected term	2 –7 years	2 –7 years
Risk free interest rate	2.7%	2.5%
Volatility rate	37.5%	39.2%

The following table shows the weighted average fair value of options using the fair value approach under SFAS 123:

	2005	2004
Weighted average fair value of options granted during the Quarter ended May 31	$6.08	$10.02

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

Revenues, by geographic area, for the first quarter of each of our last two fiscal years are as follows:

	May 31, 2005	May 31, 2004
Americas	$91,305,000	$91,356,000
Europe	3,511,000	2,759,000
Asia/Pacific	26,604,000	24,062,000

	$121,420,000	$118,177,000

Total assets, by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2005	May 31, 2004
Americas	$139,413,000	$130,687,000
Europe	7,538,000	6,003,000
Asia/Pacific	51,507,000	53,591,000

	$198,458,000	$190,281,000

Long lived assets (net), by geographic area, as of the quarter ended May 31, 2005 and May 31, 2004 are as follows:

	May 31, 2005	May 31, 2004
Americas	$3,451,000	$4,001,000
Europe	33,000	25,000
Asia/Pacific	398,000	250,000

	$3,882,000	$4,276,000

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

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 2005 and February 28, 2005; (ii) Consolidated Condensed Statements of Operations for the three month periods ended May 31, 2005 and 2004 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 2005 and 2004.

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

For the quarter ended May 31, 2005, net sales increased to $121,420,000 from $118,176,000 for the prior year quarter with net income of $475,000 or $.03 per basic and diluted share as compared to net income of $1,186,000 or $.07 per basic and diluted share in last year’s quarter.

The following table sets forth for the quarters ended May 31, 2005 and 2004, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended May 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	84.0	83.4
Gross profit	16.0	16.6
Operating expenses	14.8	14.5
Interest expense	.5	.3
Interest (income)	.0	—
Income before taxes	.7	1.8
Income tax provision	.3	.7
Income after taxes, before minority interests	.4	1.1
Minority interests	.0	.1
Net income (loss)	.4	1.0

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

The Company maintains allowances for doubtful accounts for estimated bad debts. Our estimate of the allowances needed is based on our past history of collections of accounts receivable from our customers. This history has shown that we have always provided sufficient allowances in prior periods. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required thereby reducing our operating income. For example, each additional 1% of accounts receivable requiring an allowance would have reduced operating income by approximately $800,000.

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. In prior periods, reserves required for obsolescence were not material to our financial statements. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of inventory that became obsolete and could not be returned under our many distributor franchise agreements, would have reduced operating income by approximately $800,000.

Results of Operations:

Sales for the three-month period ended May 31, 2005 were $121,420,000 as compared to $118,177,000 for the comparable period of the prior year, an increase of approximately $3,245,000 or 2.7%. However, on a sequential basis, sales for the current three month period increased from $114,222,000 for the quarter ended February 28, 2005, an increase of approximately $7,200,000 or 6.3%. Management believes that the industry growth rate in the near term will remain in the single digits. The marketplace continues to afford poor near term visibility, which makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of this fiscal year.

The gross profit margin for the quarter ended May 31, 2005 was 16.0% as compared to 16.6% for the prior year quarter ended May 31, 2004 and 16.5% for the immediate prior quarter ended February 28, 2005. Management believes that this continuing gross margin pressure results from a change in the Company’s product mix and increased order size coupled with sales in the Asian market, which requires lower selling prices due to volume demand from large Asian contract manufacturers. Management believes that margin pressures will continue during the first half of fiscal 2006 and possibly stabilize in the second half of the year, however, no assurances can be given in this regard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued):

Operating expenses increased to $17,954,000 for the three months ended May 31, 2005, from $17,184,000 for the three month period ended May 31, 2004 an increase of approximately $770,000 or 4.5%. The dollar increase in operating expenses was due to increases in the following expense categories: approximately $550,000 or 71% of the increase for the three-month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits. The remaining $220,000 was a result of increases in various other fees, including but not limited to, compliance with the Sarbanes Oxley Act, bank fees, audit and legal fees. Management anticipates that the costs of ongoing compliance with the Sarbanes Oxley Act will be at the rate of approximately $75,000 per quarter for the remainder of the fiscal year.

Interest expense increased to $661,000 for the three months ended May 31, 2005, from $329,000 for the three month period ended May 31, 2004. The increase in interest expense for the current period resulted from increased bank borrowings incurred to support an increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings in the current period

Net income for the three-month period ended May 31, 2005 was $ 475,000 or $.03 per basic and diluted share basic as compared to net income of $1,186,000 or $.07 per basic and diluted share for the three-month period ended May 31, 2004. Management attributes the decrease in earnings for the period to increased operating and interest expenses and a decrease in gross margin dollars.

Liquidity and Capital Resources:

At May 31, 2005, the Company’s current ratio was 7.6:1 as compared to 6.9:1 at February 28, 2005. Working capital increased from approximately $145,000,000 at February 28, 2005 to approximately $166,000,000 at May 31, 2005, while cash increased from February 28, 2005 to May 31, 2005 by approximately $8,591,000 to $15,615,000.

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000 or maximum borrowings of $65,000,000 utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory positions at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth at the option of the Company, through February 27, 2008. Direct borrowings under the line of credit were $42,500,000 at May 31, 2005 and $22,800,000 at February 28, 2005. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned agreement, will be sufficient to meet its financing requirements for at least the next twelve-month period.

Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

Forward Looking Statement Disclaimer:

Except for historical information contained herein, the matters set forth above may be forward-looking statements. Such forward-looking statements are based on the current beliefs of the Company’s management. Certain risks and uncertainties could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as those described under Risk Factors and Quantitative and Qualitative Disclosure About Market Risk below. The Company does not undertake any obligation to update its forward looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued):

Risk Factors:

A large portion of the Company’s revenues come from sales of semiconductors, which is a highly cyclical industry, and an industry down-cycle could significantly affect the Company’s operating results.

The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. According to the Semiconductor Industry Association, the semiconductor industry experienced its worst annual downturn in history with revenue from worldwide semiconductor sales estimated to have fallen by approximately 50% from calendar 2000 to 2001. The Company’s revenues closely follow the strength or weakness of the semiconductor market. The Company’s total sales of electronic components in fiscal years 2005, 2004, 2003, 2002 and 2001 were $467,000,000, $346,000,000, $302,000,000, $282,000,000 and $634,000,000 respectively. Although the Company’s sales have recently shown signs of an industry upturn, a technology industry downcycle, particularly in the semiconductor sector, could negatively affect the Company’s operating results in the future.

The Company’s revenues and profitability have declined significantly from historical highs and, although revenues have shown stability in recent quarters, the Company may be unable to achieve acceptable profitability at levels experienced in the past.

The Company’s operations have been significantly and negatively affected in the recent past by the downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight quarters. In the last four quarters, the Company’s revenues have begun to show signs of stability with sequential revenues of $118,000,000, $119,000,000, $116,000,000 and $114,000,000 for the quarters in the year ended February 28, 2005 and $121,000,000 for the most recent quarter ended May 31, 2005. The Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. Nevertheless the company has determined to increase its sales force in an attempt to increase sales and profitability. In the event that this strategy is unsuccessful, the Company may need to adopt cost-cutting measures which may include restructuring and other charges.

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

RESULTS OF OPERATIONS (continued):

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

In fiscal 2005, approximately 24 % of the Company’s sales came from its operations outside the United States. During fiscal 2004, 2003 and 2002 approximately 18.5%, 8% and 11.8% of sales, respectively, were from locations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 21.4% of consolidated sales in fiscal 2005 and 25% in the first quarter of fiscal 2006. As a result of the Company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

Manufacturing of electronic component and computer products is increasingly shifting to lower-cost production facilities in Asia, and most notably the People’s Republic of China. The Company’s business and prospects have been and could continue to be adversely affected by the shift to the Asian marketplace. In addition, the Company has operations in several locations in emerging or developing economies that have a potential for higher risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the PRIME or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $100,000 for the three month period ended May 31, 2005. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

The Company has several foreign subsidiaries in Asia, the United Kingdom and Canada. The Company does business in more than one dozen countries and currently generates approximately 25% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries was $59.0 million and $59.6 million at May 31, 2005 and 2004 respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended May 31, 2005. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, there was an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Management’s assessment of internal control over financial reporting used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and the criteria set forth by COSO, management believes that Nu Horizons maintained effective internal control over financial reporting as of February 28, 2005. There were no changes in the Company’s internal control over financial reporting during the period covered by this report.

Inherent Limitations on Effectiveness of Controls

The Company’s system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

All internal control systems, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that the Company’s disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected, even with respect to those systems of internal control that are determined to be effective. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company’s system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits:

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: July 5, 2005	/s/ Arthur Nadata
Arthur Nadata Chairman and CEO

Date: July 5, 2005	/s/ Paul Durando
Paul Durando, Vice President-Finance
and Chief Financial Officer