Form 10-Q
period 2005-08-31
NU HORIZONS ELECTRONICS CORP
filed 2005-10-05
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2005.

Common Stock - Par Value $.0066	16,917,397
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - August 31, 2005 (unaudited) and February 28, 2005	3.

	Consolidated Condensed Statements of Operations (unaudited) - Six and Three Months Ended August 31, 2005 and 2004	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Six Months Ended August 31, 2005 and 2004	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15.

Item 4.	Controls and Procedures	16.

Part II.	Other Information	17.

SIGNATURES		18.

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2005	February 28, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,236,407	$7,024,203
Accounts receivable - net of allowance for doubtful accounts of $5,126,303 and $4,581,812 for August 31, 2005 and February 28, 2005, respectively	79,290,441	79,679,565
Inventories	90,444,634	81,696,415
Prepaid expenses and other current assets	3,070,639	1,782,872

TOTAL CURRENT ASSETS	181,042,121	170,183,055

PROPERTY, PLANT AND EQUIPMENT - NET	3,813,581	3,928,058

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,608,835	1,688,187

	$188,464,537	$177,799,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,214,042	$20,251,746
Accrued expenses	4,240,189	4,446,226

TOTAL CURRENT LIABILITIES	27,454,231	24,697,972

LONG TERM LIABILITIES:
Revolving credit line	28,000,000	22,800,000
Deferred income taxes	2,224,278	1,168,766

TOTAL LONG-TERM LIABILITIES	30,224,278	23,968,766

MINORITY INTEREST IN SUBSIDIARIES	1,413,558	1,199,655

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 16,907,397 and 16,891,647 shares issued and outstanding for August 31, 2005 and February 28, 2005, respectively	111,589	111,485
Additional paid-in capital	44,163,810	44,089,809
Retained earnings	85,019,144	83,724,169
Other accumulated comprehensive income (loss)	77,927	7,444

TOTAL SHAREHOLDERS’ EQUITY	129,372,470	127,932,907

	$188,464,537	$177,799,300

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
NET SALES	$249,685,079	$237,407,958	$128,265,045	$119,231,880

COSTS AND EXPENSES:
Cost of sales	209,571,426	198,054,472	107,564,231	99,493,834
Operating expenses	36,554,040	34,434,691	18,599,943	17,250,611

	246,125,466	232,489,163	126,164,174	116,744,445

OPERATING INCOME	3,559,613	4,918,795	2,100,871	2,487,435

OTHER (INCOME) EXPENSE
Interest expense	1,392,487	785,686	731,004	452,992
Interest income	(174,364)	(29,919)	(113,248)	(26,188)

	1,218,123	755,767	617,756	426,804

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	2,341,490	4,163,028	1,483,115	2,060,631

Provision for income taxes	832,612	1,578,181	502,843	787,413

INCOME BEFORE MINORITY INTERESTS	1,508,878	2,584,847	980,272	1,273,218

Minority interest in earnings of subsidiaries	213,903	212,892	159,844	87,181

NET INCOME	$1,294,975	$2,371,955	$820,428	$1,186,037

NET INCOME PER COMMON SHARE:

Basic	$.08	$.14	$.05	$.07

Diluted	$.07	$.13	$.05	$.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,907,397	16,884,147	16,907,397	16,884,147
Diluted	17,429,854	17,875,443	17,367,115	17,663,839

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Six Months Ended
	August 31, 2005	August 31, 2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$249,720,140	$235,008,240
Cash paid to suppliers and employees	(252,332,180)	(276,215,110)
Interest received	174,364	29,919
Interest paid	(1,392,487)	(785,686)
Income taxes refunded (paid)	222,900	(189,028)

Net cash (used in) operating activities	(3,607,263)	(42,151,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(525,121)	(436,341)

Net cash (used in) investing activities	(525,121)	(436,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	103,845,000	94,000,000
Payments under revolving credit line	(98,645,000)	(53,200,000)
Proceeds from exercise of stock options	74,105	119,891

Net cash provided by financing activities	5,274,105	40,919,891

EFFECT OF EXCHANGE RATE CHANGE	70,483	(571,130)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,212,204	(2,239,245)

Cash and cash equivalents, beginning of year	7,024,203	12,469,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,236,407	$10,230,728

RECONCILIATION OF NET INCOME TO NET CASH (USED IN) OPERATING ACTIVITIES:

NET INCOME	$1,294,975	$2,371,955
Adjustments:
Depreciation and amortization	639,598	623,570
Provision for bad debts	354,063	72,211
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	35,061	(2,399,718)
(Increase) in inventories	(8,748,219)	(47,889,792)
(Increase) in prepaid expenses and other current assets	(1,287,767)	(734,812)
Decrease (increase) in other assets	79,352	(107,410)
Increase in accounts payable and accrued expenses	2,756,259	5,589,368
Increase in income taxes	1,055,512	212,892
Increase in minority interest	213,903	110,071

NET CASH (USED) BY OPERATING ACTIVITIES	$(3,607,263)	$(42,151,665)

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of August 31, 2005 and February 28, 2005 and the results of its operations for the six and three month periods ended August 31, 2005 and 2004, and its cash flows for the six month periods ended August 31, 2005 and 2004.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2005, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the six month period ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	August 31, 2005	February 28, 2005
Furniture, fixtures and office equipment	$8,890,047	$8,654,290
Computer equipment	6,565,261	6,338,046
Leasehold improvements	1,254,364	1,254,364

	16,709,672	16,246,700

Less: accumulated depreciation and amortization	12,896,091	12,318,642

	$3,813,581	$3,928,058

3.	SUBORDINATED NOTE RECFEIVABLE:

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

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000 or maximum borrowings of $65,000,000 utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory positions at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth at the option of the Company, through February 27, 2008, the due date of the loan. Direct borrowings under the line of credit were $28,000,000 at August 31, 2005 and $22,800,000 at February 28, 2005. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

5.	NET INCOME PER SHARE:

Basic earnings per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of convertible securities into common stock.

	For the Six Months Ended		For the Three Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
NUMERATOR:
Net income	$1,294,975	$2,371,955	$820,428	$1,186,037

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	16,907,397	16,884,147	16,907,397	16,884,147
Effect of dilutive stock options	522,457	991,296	459,718	779,692

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	17,429,854	17,875,443	17,367,115	17,663,839

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION:

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

	Six Months Ended August 31, 2005		Six Months Ended August 31, 2004
Net income :
As reported		$1,294,975	$2,371,955
Stock-based compensation cost – net of tax		122,880	321,312

Pro forma	$		$2,050,643

Basic earnings per share:
As reported		$.08	$.14
Pro forma		$.07	$.12
Diluted earnings per share:
As reported		$.07	$.13
Pro forma		$.07	$.11

Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions.

	2005	2004
Option Plans:
Dividends	—	—
Expected term	2 –7 years	2 –7 years
Risk free interest rate	2.7%	2.5%
Volatility rate	37.5%	39.2%

The following table shows the weighted average fair value of options using the fair value approach under SFAS 123:

	2005	2004
Weighted average fair value of options granted during the Quarter ended August 31	$6.40	—

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

Revenues, by geographic area, for the first six months of each of our last two fiscal years are as follows:

	August 31, 2005	August 31, 2004
Americas	$183,436,000	$183,802,000
Europe	7,303,000	4,419,000
Asia/Pacific	58,946,000	49,187,000

	$249,685,000	$237,408,000

Total assets, by geographic area, for the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2005	August 31, 2004
Americas	$132,245,000	$141,303,000
Europe	9,043,000	7,829,000
Asia/Pacific	47,176,000	57,680,000

	$188,464,000	$206,812,000

Long lived assets (net), by geographic area, for the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2005	August 31, 2004
Americas	$3,364,000	$3,898,000
Europe	30,000	34,000
Asia/Pacific	419,000	283,000

	$3,813,000	$4,215,000

ITEM 2. MANAGEMENT’S DISCUSSI0N AND ANALYSIS OF FINANCIAL COND1TION AND

RESULTS OF OPERATIONS:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc. (“NUC”), Nu Horizons International Corp. (“International”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Hong Kong Limited (“NHK”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“TLC”), Titan Supply Chain Services LTD PTE (“TSC”) and Titan Supply Chain Services Limited and its majority owned subsidiaries NIC Components Asia PTE LTD (“NIA”) and NIC Components Europe Limited (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs“) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 2005 and February 28, 2005; (ii) Consolidated Condensed Statements of Operations for the three and six month periods ended August 31, 2005 and 2004 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 2005 and 2004.

Overview:

The electronics manufacturing and the electronics distribution industries suffered one of the most severe downturns in the industries’ history beginning in calendar 200l and continuing through most of calendar 2003. This downturn was marked by an oversupply of components, excess manufacturing capacity and a significant decline in the demand for electronic components. However, during the second half of calendar 2003 there was industry wide double digit sequential and year over year increases in sales dollar volume, albeit accompanied by continued downward margin pressures both of which have continued to date. Management believes that this sales dollar volume improvement in the components market worldwide should continue through fiscal 2006, although at a single digit rate. The Company’s strategy of maintaining its infrastructure and investing during the electronic industry’s severe downturn has yielded positive results. Sales in Asia increased almost 20%% for the first six months of fiscal 2005 over 2004, while sales in the U.S. have remained flat. Nevertheless, the Company’s book to bill ratio, company wide, remains positive. Year over year and quarter over quarter compared to the prior period the Company has increased market share with all of its major suppliers for both the semiconductor and passive component businesses.

For the six months ended August 31, 2005, net sales increased to $249,685,000 from $237,408,000 for the prior year period with net income of $1,295,000 or $.08 per basic share and $.07 per diluted share as compared to a net income of $2,372,000 or $.14 per basic and $.13 per diluted share in the prior year period. For the quarter ended August 31, 2005, net sales increased to $128,265,000 from $119,232,000 for the prior year quarter with net income of $820,000 or $.05 per basic and diluted share as compared to $1,186,000 or $.07 per basic and diluted share in last year’s second quarter

The following table sets forth for the six months and quarters ended August 31, 2005 and 2004, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Six Months Ended Aug. 31,		Three Months Ended Aug. 31
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.9	83.4	83.9	83.4
Gross profit	16.1	16.6	16.1	16.6
Operating expenses	14.6	14.5	14.5	14.5
Interest expense	.6	.3	.6	.4
Interest (income)	—	—	—	—
Income before taxes	.9	1.8	1.1	1.7
Income tax provision	.3	.7	.4	.7
Income after taxes, before minority interests	.6	1.1	.7	l.l
Minority interests	.1	.1	.1	.1
Net income	.5	1.0	.6	1.0

ITEM 2. MANAGEMENTS’ DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION (continued):

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

The Company maintains allowances for doubtful accounts for estimated bad debts. Our estimate of the allowances needed is based on our past history of collections of accounts receivable from our customers. This history has shown that we have always provided sufficient allowances in prior periods. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additiona1 allowances might be required thereby reducing our operating income. For example, each additional 1% of accounts receivable requiring an allowance would have reduced operating income by approximately $800,000.

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. In prior periods, reserves required for obsolescence were not material to our financial statements. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of inventory that became obsolete and could not be returned under our many distributor franchise agreements, would have reduced operating income by approximately $900,000.

Results of Operations:

Sales for the six month period ended August 31, 2005 were $249,685,000 as compared to $237,408,000 for the comparable period of the prior year, an increase of $12,277,000 or 5.2%. Sales for the three month period ended August 31, 2005 were $128,265,000 as compared to $119,232,000 for the comparable period of the prior year, an increase of $9,033,000 or 7.6%. Sequentially, sales for the current three month period increased to $128,265,000 from $121,420,000 for the quarter ended August 31, 2005, an increase of approximately $6,845,000 or 5.6%. Management believes that the industry growth rate in the near term will be in single digits. The marketplace continues to afford poor near term visibility, which makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of this fiscal year and the early part of the next fiscal year.

The gross profit margin for the six months and quarter ended August 3l, 2005 was 16.1% as compared to 16.6% for the quarter and six months ended August 31, 2004. Management believes that the increased gross margin pressure experienced in the first two quarters of fiscal 2006 resulted from a change in the Company’s product mix and increased order size, coupled with increased sales in the Asian market which requires lower selling prices due to volume demand from large Asian contract manufacturers. Margin pressures appear to have stabilized during the first half of fiscal 2006 and management believes that margins will not continue to decline, however, no assurances can be given in this regard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued):

Operating expenses increased to $36,554,000 for the six month period ended August 31, 2005 from $34,435,000 for the six months ended August 31, 2004, an increase of $2,119,000 or 6.2%. Operating expenses increased to $18,600,000 for the three months ended August 31, 2005 from $l7,251,000 for the three month period ended August 31, 2004, an increase of $1,349,000 or 7.9%. The dollar increase in operating expenses was due to increases in the following expense categories; Approximately $1,551,000 or 73% of the increase for the six month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits primarily related to new hires to support expanded supplier relationships. Approximately $250,000 or 12% of the increase were for professional fees; and $282,000 or 22% represented an increase in our bad debt expense. For the three months period ended August 31, 2005 approximately $941,000 or 70% of the increase was for personnel related expenses; $227,000 or 17% was for professional fees; and $306,000 or 22% was for an increase to our bad debt reserves. The increase in professional fees for the six and three month periods was due to additional fees for compliance with the Sarbanes Oxley Act as well as bank fees, and legal fees. Management anticipates that the ongoing cost of compliance with the Sarbanes Oxley Act will be at the rate of approximately $75,000 per quarter.

Interest expense increased to $1,392,000 for the six months ended August 31, 2005 from $786,000 for the six months ended August 31, 2004 and to $731,000 for the three months ended August 31, 2005 from $453,000 for the three month period ended August 31, 2004. This increase in interest expense for the current periods resulted from greater bank borrowings incurred to support an increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings in the current periods.

Net income for the six month period ended August 31, 2005 was $1,295,000 or $.08 per basic share and $.07 per diluted share as compared to a net income of $2,372,000 or $.14 per basic share and $.13 per diluted share for the six month period ended August 31, 2004. Net income for the three month period ended August 31, 2005 was $820,000 or $.05 per basic and diluted share as compared to a net income of $1,186,000 or $.07 per basic and diluted share for the three month period ended August 31, 2004. Management attributes the decrease in earnings for the 2005 periods to increased operating and interest expenses net of the increase in gross margin dollars.

Liquidity and Capital Resources:

At August 31, 2005, the Company’s current ratio was 6.6:1 as compared to 6.9:1 at February 28, 2005. Working capital increased to $153,587,000 at August 31, 2005 from $145,486,000 at February 28, 2005, while cash increased to $1,212,000 from February 28, 2005 to $8,236,000 at August 31, 2005. The increase in working capital resulted from the increase in inventory required to sustain the substantial increase in the Company’s sales volume net of an increase in accounts payable.

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000 or maximum borrowings of $65,000,000 utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory positions at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 100 to 275 basis points depending on the ratio of the Company’s liabilities to its tangible net worth at the option of the Company, through February 27, 2008. Direct borrowings under the line of credit were $28,000,000 at August 31, 2005 and $22,800,000 at February 28, 2005. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

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

Forward Looking Statement Disclaimer:

Except for historical information contained herein, the matters set forth above may be forward-looking statements. Such forward-looking statements are based on the current beliefs of the Company’s management. Certain risks and uncertainties could cause actual results to differ from those in the forward—looking statements. Potential risks and uncertainties include such factors as those described under Risk Factors below. The Company does not undertake any obligation to update its forward looking statements.

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

The Company’s operations have been significantly and negatively affected in the recent past by the downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight quarters. In the last four quarters, the Company’s revenues have begun to show signs of stability with sequential revenues of $118,000,000, $119,000,000, $116,000,000 and $114,000,000 for the quarters in the year ended February 28, 2005 and $128,000,000 for the most recent quarter ended August 31, 2005. Nevertheless, the Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. The Company has determined to increase its sales force in an attempt to increase sales and profitability. In the event that this strategy is unsuccessful, the Company may need to adopt cost-cutting measures which may include restructuring and other charges.

If the Company were unable to maintain its relationships with key suppliers, it could adversely affect the Company’s sales.

In fiscal 2005, sales of products and services from each of three suppliers exceeded 10% of the Company’s inventory on a consolidated basis. As a result, in the event that those suppliers are not willing to do business with the Company in the future on terms acceptable to the Company, the loss of these suppliers could materially adversely affect the Company’s business, results of operations, financial condition or liquidity. If any of these industry leading suppliers was unwilling to do business with the Company, the Company’s relationships with its customers could be materially adversely affected because the Company’s customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers.

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

In fiscal 2005, approximately 24 % of the Company’s sales came from its operations outside the United States. During fiscal 2004, 2003 and 2002 approximately 18.5%, 8% and 11.8% of sales, respectively, were from locations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 21.4% of consolidated sales in fiscal 2005 and 23.6% for the first six months of fiscal 2006. As a result of the Company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the PRIME or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $100,000 for the three month period ended August 31, 2005. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

The Company has several foreign subsidiaries in Asia, the United Kingdom and Canada. The Company does business in more than one dozen countries and currently generates approximately 26% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries was $56.2 million and $65.5 million at August 31, 2005 and 2004 respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended August 31, 2005. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material legal proceedings against the Company or in which any of their property is subject.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits:

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: October 3, 2005	/s/ Arthur Nadata
Arthur Nadata Chairman and CEO

Date: October 3, 2005	/s/ Paul Durando
Paul Durando, Vice President-Finance and Chief Financial Officer