Form 10-Q
period 2005-11-30
NU HORIZONS ELECTRONICS CORP
filed 2006-01-09
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2005.

Common Stock - Par Value $.0066	17,311,901
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - November 30, 2005 (unaudited) and February 28, 2005	3.

	Consolidated Condensed Statements of Operations (unaudited) - Nine and Three Months Ended November 30, 2005 and 2004	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Nine Months Ended November 30, 2005 and 2004	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 -14.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15.

Item 4.	Controls and Procedures	16.

Part II.	Other Information	17.

SIGNATURES		18.

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2005	February 28, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,798,134	$7,024,203
Accounts receivable - net of allowance for doubtful accounts of $5,155,929 and $4,581,812 as of November 30, 2005 and February 28, 2005, respectively	94,520,418	79,679,565
Inventories	93,779,781	81,696,415
Prepaid expenses and other current assets	2,282,077	1,782,872

TOTAL CURRENT ASSETS	203,380,410	170,183,055

PROPERTY, PLANT AND EQUIPMENT - NET	3,759,182	3,928,058

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,619,730	1,688,187

	$210,759,322	$177,799,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,466,288	$20,251,746
Accrued expenses and other liabilities	6,066,327	4,446,226

TOTAL CURRENT LIABILITIES	35,532,615	24,697,972

LONG TERM LIABILITIES:
Revolving credit line	39,300,000	22,800,000
Deferred income taxes	2,253,249	1,168,766

TOTAL LONG-TERM LIABILITIES	41,553,249	23,968,766

MINORITY INTEREST IN SUBSIDIARIES	1,468,837	1,199,655

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 17,198,133 and 16,891,647 shares issued and outstanding as of November 30, 2005 and February 28, 2005, respectively	113,508	111,485
Additional paid-in capital	45,384,288	44,089,809
Retained earnings	86,519,353	83,724,169
Other accumulated comprehensive income	187,472	7,444

TOTAL SHAREHOLDERS’ EQUITY	132,204,621	127,932,907

	$210,759,322	$177,799,300

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
NET SALES	$397,199,800	$353,626,883	$147,514,721	$116,218,925

COSTS AND EXPENSES:
Cost of sales	333,842,696	294,884,235	124,271,270	96,829,764
Operating expenses	56,608,050	52,122,045	20,054,010	17,687,355

	390,450,746	347,006,280	144,325,280	114,517,119

OPERATING INCOME	6,749,054	6,620,603	3,189,441	1,701,806

OTHER (INCOME) EXPENSE
Interest expense	2,107,187	1,355,191	714,700	569,502
Interest income	(247,584)	(41,951)	(73,220)	(12,031)

	1,859,603	1,313,240	641,480	557,471

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	4,889,451	5,307,363	2,547,961	1,144,335

Provision for income taxes	1,825,085	1,983,209	992,473	405,028

INCOME BEFORE MINORITY INTERESTS	3,064,366	3,324,154	1,555,488	739,307

Minority interest in earnings of subsidiaries	269,182	367,351	55,279	154,459

NET INCOME	$2,795,184	$2,956,803	$1,500,209	$584,848

NET INCOME PER COMMON SHARE:

Basic	$.16	$.18	$.09	$.03

Diluted	$.16	$.17	$.08	$.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,004,309	16,886,647	17,198,133	16,891,647
Diluted	17,746,808	17,816,056	17,760,196	17,506,975

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Nine Months Ended
	November 30, 2005	November 30, 2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$381,964,981	$347,748,461
Cash paid to suppliers and employees	(391,198,298)	(376,725,193)
Interest received	247,584	41,951
Interest paid	(2,107,187)	(1,355,191)
Income taxes paid	(307,404)	(150,513)

Net cash (used in) operating activities	(11,400,324)	(30,440,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(802,275)	(651,089)

Net cash (used in) investing activities	(802,275)	(651,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	152,545,000	124,400,000
Payments under revolving credit line	(136,045,000)	(89,500,000)
Proceeds from exercise of stock options	1,296,502	141,391

Net cash provided by financing activities	17,796,502	35,041,391

EFFECT OF EXCHANGE RATE CHANGE	180,028	370,676

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,773,931	4,320,493

Cash and cash equivalents, beginning of year	7,024,203	12,469,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,798,134	$16,790,466

RECONCILIATION OF NET INCOME TO NET CASH (USED IN) OPERATING ACTIVITIES:

NET INCOME	$2,795,184	$2,956,803
Adjustments:
Depreciation and amortization	971,151	949,261
Provision for bad debts	393,966	138,401
Increase in deferred taxes	1,084,483	144,651
Changes in assets and liabilities:
(Increase) in accounts receivable	(15,234,819)	(5,878,422)
(Increase) in inventories	(12,083,366)	(31,495,751)
(Increase) in prepaid expenses and other current assets	(499,205)	(83,971)
Decrease (increase) in other assets	68,457	(70,085)
Increase in accounts payable and accrued expenses	10,834,643	2,531,277
Increase in minority interest	269,182	367,351

NET CASH (USED) BY OPERATING ACTIVITIES	$(11,400,324)	$(30,440,485)

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of November 30, 2005 and February 28, 2005 and the results of its operations for the nine and three month periods ended November 30, 2005 and 2004, and its cash flows for the nine month periods ended November 30, 2005 and 2004.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2005, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the nine month period ended November 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	November 30, 2005	February 28, 2005
Furniture, fixtures and office equipment	$9,002,833	$8,654,290
Computer equipment	6,720,387	6,338,046
Leasehold improvements	1,254,364	1,254,364

	16,977,584	16,246,700

Less: accumulated depreciation and amortization	13,218,402	12,318,642

	$3,759,182	$3,928,058

3.	SUBORDINATED NOTE RECEIVABLE:

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

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000. On November 21, 2005, the Company entered into an amendment to the credit agreement to provide for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points at the option of the Company, through September 29, 2008, the due date of the loan. Direct borrowings under the line of credit were $39,300,000 at November 30, 2005 and $22,800,000 at February 28, 2005. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

5.	NET INCOME PER SHARE:

Basic earnings per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of convertible securities into common stock.

	For the Nine Months Ended		For the Three Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
NUMERATOR:
Net income	$2,795,184	$2,956,803	$1,500,209	$584,848

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	17,004,309	16,886,647	17,198,133	16,891,647
Effect of dilutive stock options	742,499	929,409	562,063	615,328

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	17,746,808	17,816,056	17,760,196	17,506,975

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION:

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

	Nine Months Ended November 30, 2005	Nine Months Ended November 30, 2004
Net income :
As reported	$2,795,184	$2,956,803
Stock-based compensation cost – net of tax	176,950	433,770

Pro forma	$2,618,234	$2,523,033

Basic earnings per share:
As reported	$.16	$.18
Pro forma	$.15	$.15
Diluted earnings per share:
As reported	$.16	$.17
Pro forma	$.15	$.14

Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions.

	2005	2004
Option Plans:
Dividends	—	—
Expected term	2 –7 years	2 –7 years
Risk free interest rate	2.7%	2.5%
Volatility rate	37.5%	39.2%

The following table shows the weighted average fair value of options using the fair value approach under SFAS 123:

	2005	2004
Weighted average fair value of options granted during the Quarter ended November 30	$9.58	$6.44

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

Revenues, by geographic area, for the first nine months of each of our last two fiscal years are as follows:

	November 30, 2005	November 30, 2004
Americas	$295,002,000	$269,288,000
Europe	12,815,000	10,174,000
Asia/Pacific	89,383,000	74,165,000

	$397,200,000	$353,627,000

Total assets, by geographic area, for the third quarter ended in each of our last two fiscal years are as follows:

	November 30, 2005	November 30, 2004
Americas	$148,241,000	$144,535,000
Europe	8,923,000	7,326,000
Asia/Pacific	53,595,000	47,729,000

	$210,759,000	$199,590,000

Long lived assets (net), by geographic area, for the third quarter ended in each of our last two fiscal years are as follows:

	November 30, 2005	November 30, 2004
Americas	$3,255,000	$3,777,000
Europe	30,000	33,000
Asia/Pacific	474,000	294,000

	$3,759,000	$4,104,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS:

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of November 30, 2005 and February 28, 2005; (ii) Consolidated Condensed Statements of Operations for the three and nine month periods ended November 30, 2005 and 2004 and (iii) Consolidated Condensed Statements of Cash Flows for the nine month periods ended November 30, 2005 and 2004.

Overview:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services LTD PTE and Titan Supply Chain Services Limited and its majority owned subsidiaries NIC Components Asia PTE LTD (“NIA”) and NIC Components Europe Limited (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

Commencing in the second half of calendar 2003, the electronics manufacturing and the electronics distribution industries in which the Company operates began to experience double digit sequential and year over year increases in sales dollar volume. Additionally, there have been recent consolidations in the electronics distribution industry, resulting in greater market share for certain of the remaining companies. Management believes that, although the marketplace continues to afford poor near term visibility, the sales dollar volume improvement in the components market worldwide should continue through fiscal 2006, although at a single digit rate. The increase in sales volume has been accompanied by continued downward margin pressures, primarily due to the industry shift to production in Asia.

Prior to the industry sales volume increases, the Company adopted a strategy of maintaining its infrastructure and investing in personnel. Recognizing the industry shift to overseas production, the Company significantly increased its Asian operations. The Company also took advantage of the recent industry consolidation by hiring a significant number of additional sales and engineering personnel and adding to its line card. This strategy has yielded positive results to date. Sales in Asia increased almost 20% for the first nine months of fiscal 2006 over 2005, while sales in the U.S. increased by 10%. Nevertheless, the Company’s book to bill ratio, company wide, remains positive. Year over year and quarter over quarter compared to the prior period the Company has increased market share with all of its major suppliers for both the semiconductor and passive component businesses.

For the nine months ended November 30, 2005, net sales increased to $397,200,000 from $353,627,000 for the prior year period with net income of $2,795,000 or $.16 per basic and diluted share as compared to a net income of $2,957,000 or $.18 per basic and $.17 per diluted share in the prior year period. For the quarter ended November 30, 2005, net sales increased to $147,515,000 from $116,219,000 for the prior year quarter with net income of $1,500,000 or $.09 per basic share and $.08 per diluted share as compared to $585,000 or $.03 per basic and diluted share in last year’s third quarter.

The following table sets forth for the nine months and quarters ended November 30, 2005 and 2004, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Nine Months Ended Nov. 30,		Three Months Ended Nov. 30
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.0	83.4	84.2	83.3
Gross profit	16.0	16.6	15.8	16.7
Operating expenses	14.3	14.7	13.6	15.2
Interest expense	.5	.4	.5	.5
Interest (income)	—	—	—	—
Income before taxes	1.2	1.5	1.7	1.0
Income tax provision	.5	.6	.7	.4
Income after taxes, before minority interests	.8	.9	1.0	.6
Minority interests	.1	.1	—	.1
Net income	.7	.8	1.0	.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS(continued):

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

The Company maintains allowances for doubtful accounts for estimated bad debts. Our estimate of the allowances needed is based on our past history of collections of accounts receivable from our customers. This history has shown that we have always provided sufficient allowances in prior periods. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required thereby reducing our operating income. For example, at November 30, 2005, each additional 1% accounts receivable allowance would reduce operating income by approximately $950,000.

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. In prior periods, reserves required for obsolescence were not material to our financial statements. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, at November 30, 2005, each additional 1% obsolescent inventory that could not be returned under our many distributor franchise agreements would reduce operating income by approximately $900,000.

Results of Operations:

Sales for the nine month period ended November 30, 2005 were $397,200,000 as compared to $353,627,000 for the comparable period of the prior year, an increase of $43,573,000 or 12.3%. Sales for the three month period ended November 30, 2005 were $147,515,000 as compared to $116,219,000 for the comparable period of the prior year, an increase of $31,295,000 or 26.9%. Sequentially, sales for the current three month period increased to $147,515,000 from $128,265,000 for the quarter ended August 31, 2005, an increase of approximately $19,249,000 or 15.0%. Management believes that this sales increase is primarily due to increased market share resulting from the industry consolidation, its increased sales personnel and the expansion of its line card and customer base. The unknown near term visibility in the electronics manufacturing and the electronics distribution industries makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of this fiscal year and the early part of the next fiscal year.

The gross profit margin for the nine months and quarter ended November 30, 2005 was 16.0% and 15.8%, respectively, as compared to 16.6% for the nine month period and 16.7% for the three month period ended November 30, 2005. Management believes that the increased gross margin pressure experienced in the first three quarters of fiscal 2006 resulted from a change in the Company’s product mix and increased order size, coupled with increased sales in the Asian market which requires lower selling prices due to volume demand from large Asian contract manufacturers. Margin pressures appear to have stabilized during the first three quarters of fiscal 2006 and management believes that margins will not continue to decline; however, no assurances can be given in this regard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS(continued):

Operating expenses increased to $56,608,000 for the nine month period ended November 30, 2005 from $52,122,000 for the nine months ended November 30, 2004, an increase of $4,486,000 or 8.6%. Operating expenses increased to $20,054,000 for the three months ended November 30, 2005 from $17,687,000 for the three month period ended November 30, 2004, an increase of $2,367,000 or 13.4%. The dollar increase in operating expenses was due to increases in the following expense categories; Approximately $3,964,000 or 88.4% of the increase for the nine month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits, in each case primarily related to new hires to support expanded supplier relationships. Approximately $225,000 or 5.0% of the increase was for professional fees and $256,000 or 5.7% was an increase in our bad debt expense. For the three months period ended November 30, 2005 approximately $2,369,000 or 100% of the increase was for personnel related expenses of the type described above. The increase in professional fees for the nine month period was due to additional fees for compliance with the Sarbanes Oxley Act, as well as legal fees. Management anticipates that the ongoing cost of compliance with the Sarbanes Oxley Act will be at the rate of approximately $75,000 per quarter.

Interest expense increased to $2,107,000 for the nine months ended November 30, 2005 from $1,355,000 for the nine months ended November 30, 2004 and to $715,000 for the three months ended November 30, 2005 from $570,000 for the three month period ended November 30, 2004. This increase in interest expense for the current periods resulted from greater bank borrowings incurred to support an increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings in the current periods.

Net income for the nine month period ended November 30, 2005 was $2,795,000 or $.16 per basic and diluted share as compared to net income of $2,957,000 or $.18 per basic share and $.17 per diluted share for the nine month period ended November 30, 2004. Management attributes the decrease in earnings for the nine month period to an aggregate increase in both operating and interest expenses greater than the increase in gross margin dollars. Net income for the three month period ended November 30, 2005 was $1,500,000 or $.09 per basic share and $.08 per diluted share as compared to a net income of $585,000 or $.03 per basic and diluted share for the three month period ended November 30, 2004. Management attributes the increase in earnings for the third quarter of fiscal 2006 to the increase in sales providing an increase in gross margin dollars greater than the increases in operating and interest expenses.

Liquidity and Capital Resources:

At November 30, 2005, the Company’s current ratio was 5.7:1 as compared to 6.9:1 at February 28, 2005. Working capital increased to $167,848,000 at November 30, 2005 from $145,485,000 at February 28, 2005, while cash increased by $5,774,000 from February 28, 2005 to $12,798,000 at November 30, 2005. The increase in working capital resulted from the increase in accounts receivable and inventory required to sustain the increase in the Company’s sales volume net of the increase in accounts payable.

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000. On November 21, 2005, the Company entered into an amendment to the credit agreement to provide for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points, at the option of the Company, through September 29, 2008, the due date of the loan. Direct borrowings under the line of credit were $39,300,000 at November 30, 2005 and $22,800,000 at February 28, 2005. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

The Company anticipates that cash from operations, together with borrowings under its line of credit agreement, as described above, will be sufficient to finance its operations for at least the next twelve-month period.

Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS(continued):

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

The Company’s operations have been significantly and negatively affected in the past by the downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight quarters. In the four quarters ended February 28, 2005, the Company’s revenues showed signs of a return to stability with sequential revenues of $118,000,000, $119,000,000, $116,000,000 and $114,000,000. The three most recent quarters ended November 30, 2005 have shown signs of a return to top line growth with sequential sales of $121,000,000, $128,000,000 and $147,000,000. Nevertheless, the Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. The Company has determined to increase its sales force in an attempt to increase sales and profitability. In the event that this strategy is unsuccessful, the Company may need to adopt cost-cutting measures which may include restructuring and other charges.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS(continued):

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

In fiscal 2005, approximately 24% of the Company’s sales came from its operations outside the United States. During fiscal 2004, 2003 and 2002 approximately 18.5%, 8% and 11.8% of sales, respectively, were from locations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 21.4% of consolidated sales in fiscal 2005 and 22.5% for the first nine months of fiscal 2006. As a result of the Company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the bank’s prime rate or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $100,000 for the three month period ended November 30, 2005. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

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

The Company’s total assets in its foreign subsidiaries was $62.5 million and $55.1 million at November 30, 2005 and 2004 respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended November 30, 2005. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of November 30, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant held its Annual Meeting of Stockholders on November 14, 2005. The following proposals were adopted by the votes indicated.

(b) (c) (1)	Two directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2008. The names of the Directors elected and votes cast in favor of their election and shares withheld are as follows:

	NAME	VOTES FOR	VOTES WITHHELD
	Arthur Nadata	13,154,656	1,924,720
	Martin Novick	13,144,751	1,934,625

(2)	Amendments to the 2002 Key Employee Stock Option Plan were adopted by the following vote:

	Votes For	Votes Against	Votes Withheld
	9,797,860	2,091,790	55,043

ITEM 5. Other Information

None

ITEM 6. Exhibits:

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: January 9, 2006	/s/ Arthur Nadata
Arthur Nadata Chairman and CEO

Date: January 9, 2006	/s/ Paul Durando
Paul Durando, Vice President-Finance
and Chief Financial Officer