Form 10-K
period 2006-02-28
NU HORIZONS ELECTRONICS CORP
filed 2006-05-11
CIK 718074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

ON FORM 10-K

Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2006

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 14 or Section 15(d) of the Act    Yes  ☒    No  ☐

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K  ☒

Indicate by check mark whether the registrant is an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2006.

Common Stock – Par Value $.0066	17,447,482
Class	Outstanding Shares

Documents Incorporated by Reference: None

Aggregate Market Value of Non-Affiliate Stock at August 31 , 2005 – approximately $103,000,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS:

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report for the year ended February 28, 2006, and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

PART I.

ITEM 1.	BUSINESS:

GENERAL:

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

Semiconductor Products (Active Components):

The Company is a distributor of a broad range of semiconductor products to commercial and military OEM’s, principally in the United States. The Company is a franchised distributor of active components for approximately thirty product lines. Significant franchised product lines include Allegro, Epson, Exar, Hynix, Integrated Circuit Systems, Intersil Corporation, Linear Technologies, Marvel, Pericom, Renesas, Sharp Microelectronics, ST Microelectronics, Sun Microsystems, TDK Semiconductor, Toshiba, Vitesse Semiconductor and Xilinx, among others.

The Company’s franchise agreements authorize it to sell all or part of the product line of a manufacturer on a non-exclusive basis. Under these agreements, each manufacturer will generally grant credits for any subsequent price reduction by such manufacturer and inventory return privileges whereby the Company can return to each such manufacturer for credit or exchange a percentage generally ranging from 5% to 20%, of the inventory purchased from said manufacturer during a semi-annual period. The franchise agreements generally may be cancelled by either party upon written notice. The Company anticipates, in the future, entering into additional franchise agreements and increasing its inventory levels in accordance with business demands.

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

Sales and Marketing:

Management’s strategy for long-term success has been to focus the Company’s sales and marketing efforts towards the following industry segments, both domestically and abroad: industrial, telecom/datacom, medical instrumentation, microwave and RF, fiber-optic, consumer electronics, security and protection devices, office equipment, computers and computer peripherals, factory automation and robotics. In order to help achieve its goals, the Company may enter into new franchise agreements for a broad base of commodity semiconductor products, including those used in the key niche industries referred to above.

All sales are made through customers’ purchase orders. Semiconductors are sold primarily via telephone by the Company’s in-house staff of approximately 116 salespersons, and by a combined field sales force of approximately 233 salespersons and field application engineers. The Company maintains branch sales facilities located as follows:

ITEM 1. BUSINESS (Continued):

Sales and Marketing (continued):

UNITED STATES:

EAST COAST

Massachusetts - Boston

New York - Melville (Long Island) and Rochester

New Jersey - Mt. Laurel (Philadelphia) and Pine Brook

Ohio - Cleveland

Maryland - Columbia

North Carolina - Raleigh

Georgia - Atlanta

Alabama - Huntsville

Florida - Ft. Lauderdale and Orlando

MIDWEST

Arizona - Phoenix

Colorado - Denver

Illinois - Chicago

Minnesota - Minneapolis

Texas – Austin, Dallas

WEST COAST

California – Irvine, Los Angeles, San Diego and San Jose

Oregon – Portland

Washington State - Bellevue

FOREIGN:

CANADA

Toronto

ASIA

Singapore

Hong Kong, Beijing Wuhan,

Shanghai and Shenzhen, China

Seoul, S. Korea

Bangalore, Mumbai, New Delhi and Hyderabad, India

Penang, Malaysia

Taipei, Taiwan

AUSTRALIA

Melbourne

EUROPE

Buckingham, England

MEXICO

Jalisco

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

NIC has developed a national network of 3 global distributors and approximately 25 regional distributor locations which market passive components on a non-exclusive basis. These distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory. These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges, which to date have not been material. Due to the efforts of NIC and its distributors, NIC’s passive components have been tested and “designed in” as a prime source of qualified product by over 7,000 OEMs in the United States.

Customer Concentration:

No single customer location accounted for more than 3% of the Company’s consolidated sales for the year ended February 28, 2006. The Company’s sales practice is to require payment within thirty days of delivery.

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

ITEM 1. BUSINESS (Continued):

Source of Supply (continued):

As of February 28, 2006, there were three manufacturers that represented more than 10% of the Company’s inventory on a consolidated basis. Those suppliers accounted for an aggregate of approximately $71,867,000 of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced a shortage or surplus of certain electronic products.

For the year ended February 28, 2006, the Company purchased inventory from each of three suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $104,644,000, $78,586,000 and $75,522,000 for the fiscal year.

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

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the SEC and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas and believe we are in compliance with the relevant rules and regulations.

Backlog:

The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components from the date of the order. As of May 1, 2006, the Company’s backlog was approximately $75,000,000 as compared to a backlog of approximately $49,000,000 at May 1, 2005.

Employees:

As of February 28, 2006, the Company employed approximately 659 persons: 60 in management, 373 in sales and sales support, 52 in product and purchasing, 54 in finance, accounting and human resources, 22 in MIS, 30 in operations and 68 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

Available Information:

We file reports with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

ITEM 1. BUSINESS (Continued):

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

Our Board of Directors has adopted a Code of Business Conduct applicable to the Company’s officers and employees, and has also adopted a Code of Ethics for its senior financial officers. These codes of ethics are posted on the Company’s website at www.nuhorizons.com in the Investor Relations section. Any amendment of the codes of ethics or waiver thereof applicable to any director or executive officer of the Company, including the Chief Executive Officer or any senior financial officer, will be disclosed on the Company’s website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge, upon a stockholder’s request to 70 Maxess Rd., Melville, NY 11747, Attention: Secretary, a copy of the codes of ethics or the Charter of any standing committee of the Board.

ITEM 1A. RISK FACTORS:

Risk Factors:

A large portion of the Company’s revenues come from sales of semiconductors, which is a highly cyclical industry, and an industry down-cycle could adversely affect its operating results.

The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. According to the Semiconductor Industry Association, the semiconductor industry experienced its worst annual downturn in history with revenue from worldwide semiconductor sales estimated to have fallen by approximately 50% from calendar 2000 to 2001. The Company’s revenue closely follows the strength or weakness of the semiconductor market. The Company’s total sales of electronic components in fiscal years 2006, 2005, 2004, 2003, 2002 and 2001 were $561,000,000, $467,000,000, $346,000,000, $302,000,000, $282,000,000 and $634,000,000 respectively. Although the Company’s and the industry’s sales have recently shown signs of an upward trend, a technology industry downcycle, particularly in the semiconductor sector, could adversely affect the Company’s operating results in the future.

The Company’s revenues and profitability previously declined significantly from historical highs and, although revenues have shown substantial growth in recent quarters, the Company may be unable to achieve acceptable profitability at levels experienced in the past.

The Company’s operations have been significantly and negatively affected in the past by the downturn in the technology industry and the general economy. From a high of approximately $191 million in sales in the fiscal quarter ended November 2000, the Company’s sales stabilized in the $70 to $80 million range per quarter for eight sequential quarters. In the fiscal year ended February 28, 2005, the Company’s revenues showed signs of a return to stability with sequential revenues of $118,000,000, $119,000,000, $116,000,000 and $114,000,000. The four most recent quarters ended February 28, 2006 have shown a return to significant top line growth with sequential sales of $121,000,000, $128,000,000 and $147,000,000 and $165,000,000. Nevertheless, the Company has not yet been able to achieve consistent profitability at a level deemed acceptable to management. The Company has determined to increase the Company’s sales force in an attempt to increase sales and profitability. In the event that this strategy is unsuccessful, the Company may need to adopt cost-cutting measures which may include restructuring and other charges.

If the Company is unable to maintain its relationships with key suppliers, the Company’s sales could be adversely affected.

In fiscal 2006, sales of products and services from each of three suppliers exceeded 10% of the Company’s sales on a consolidated basis. As a result, in the event that one or more of those suppliers experience financial difficulties or those suppliers are not willing to do business with the Company in the future on terms acceptable to management, there could be a material adverse affect on the Company’s business, results of operations, financial condition or liquidity. Additionally, the Company’s relationships with its customers could be materially adversely affected because the Company’s customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers.

ITEM 1A. RISK FACTORS (continued):

Declines in the value of the Company’s inventory could materially adversely affect the Company’s business, results of operations, financial condition or liquidity.

The electronic components and computer products industry is subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to decline in value or obsolescence of inventory. During an economic downturn it is possible that prices will decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer distributors like the Company certain protections from the loss in value of inventory (such as price protection, limited rights of return and rebates), the Company cannot assure you that that the vendors will choose to, or be able to, honor such agreements or that such return policies and rebates will fully compensate it for the loss in value. The Company cannot assure you that unforeseen new product developments or declines in the value of its inventory will not materially adversely affect the Company’s business, results of operations, financial condition or liquidity, or that the Company will successfully manage its existing and future inventories.

The volume and timing of customer sales may vary and could materially affect the Company’s results of operations.

The volume and timing of purchase orders placed by the Company’s customers are affected by a number of factors, including variation in demand for customers’ products, customer attempts to manage inventory, changes in product design or specifications and changes in the customers’ manufacturing strategies. The Company often does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future requirements. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by the Company or to pay for components and materials purchased by it on such customers’ behalf, could have a material adverse effect on the Company’s operating results.

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

The electronics component and computer industries are highly competitive and if the Company cannot effectively compete, its revenue may decline.

The market for the Company’s products and services is very competitive and subject to rapid technological advances. Not only does the Company compete with other distributors, it also competes for customers with some of its own suppliers. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects.

Some of the Company’s competitors may have greater financial, personnel, capacity and other resources than it has. As a result, the Company’s competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Additional competition has emerged from third party logistics providers, fulfillment companies, catalogue distributors and on-line distributors and brokers.

Additionally, prices for the Company’s products tend to decrease over their life cycle. Such decreases often result in decreased gross profit margins for the Company. There is also substantial and continuing pressure from customers to reduce their total cost for products. Suppliers may also seek to reduce the Company’s margins on the sale of their products in order to increase their own profitability. The Company expends substantial amounts on the value creation services required to remain competitive, retain existing business and gain new customers, and the Company must evaluate the expense of those efforts against the impact of price and margin reductions.

ITEM 1A. RISK FACTORS (continued):

Further, the manufacturing of electronic components and computer products is increasingly shifting to lower-cost production facilities in Asia, most notably China. Suppliers in Asia have traditionally had lower gross profit margins than those in the United States and Europe, and typically charge lower prices in the Asian markets for their products, which places pressure on the Company to lower its prices to meet competition.

Thus, the Company’s consolidated gross profit margins have eroded over time, from 18.3% in fiscal 2003, to 17.6% in fiscal 2004, 16.6% fiscal in 2005 and 15.8% in fiscal 2006. If the Company is unable to effectively compete in its industry or is unable to maintain acceptable gross profit margins, its business could be materially adversely affected.

The Company may not have adequate or cost-effective liquidity or capital resources.

The Company needs cash to make interest payments on and to refinance indebtedness, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. At February 28, 2006, the Company had cash, cash equivalents, and short-term investments of approximately $ 11 million. In addition, the Company currently has access to credit lines of $100 million, of which $50.6 million is currently being borrowed. The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The Company may in the future need to access the financial markets to satisfy its cash needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. For example, the Company’s existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios and a failure to comply with these or any other covenants may result in an event of default. An increase in the Company’s financing costs or a breach of debt instrument covenants could have a material adverse effect on the Company.

The agreements governing the Company’s financings contain various covenants and restrictions that, in certain circumstances, could limit its ability to:

•	grant liens on assets;

•	make restricted payments (including paying dividends on capital stock or redeeming or repurchasing capital stock);

•	make investments;

•	merge, consolidate or transfer all or substantially all of its assets;

•	incur additional debt; or

•	engage in certain transactions with affiliates.

As a result of these covenants and restrictions, the Company may be limited in how it conducts its business and may be unable to raise additional debt, compete effectively, make investments, or engage in other activities that may be beneficial to its business.

Products sold by the Company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the Company which may have a material adverse effect on the Company.

Products sold by the Company are at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them (and claims for consequential damages against the Company from its customers), the Company may face claims for damages that are disproportionate to the sales and profits it receives from the products involved. While the Company and its suppliers specifically exclude consequential damages in their standard terms and conditions, the Company’s ability to avoid such liabilities may be limited by the laws of some of the countries where it does business. The Company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the Company, if it is required to pay for the damages that result. Although the Company currently has product liability insurance, such insurance is limited in coverage and amount.

The Company’s non-U.S. locations represent a significant and growing portion of the Company’s revenue, and consequently, we are increasingly exposed to risks associated with operating internationally.

In fiscal 2006, approximately 25% of the Company’s sales came from the Company’s operations outside the United States. During fiscal 2005, 2004, 2003 and 2002 approximately 24%, 18.5%, 8% and 11.8% of sales, respectively, were from locations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 22.3% of consolidated sales in fiscal 2006 and 21.4% in fiscal 2005. As a result of the Company’s foreign sales and locations, the Company’s operations are subject to a variety of risks that are specific to international operations, including the following:

•	potential restrictions on transfers of funds;

ITEM 1A. RISK FACTORS (continued):

•	foreign currency fluctuations;

•	import and export duties and value added taxes;

•	import and export regulation changes that could erode profit margins or restrict exports;

•	changing foreign tax laws and regulations;

•	potential military conflicts;

•	inflexible employee contracts in the event of business downturns; and

•	the burden and cost of compliance with foreign laws.

Manufacturing of electronic component and computer products is increasingly shifting to lower-cost production facilities in Asia, and most notably the People’s Republic of China. The Company’s business and prospects have been and could continue to be adversely affected by the shift to the Asian marketplace. In addition, we have operations in several locations in emerging or developing economies that have a potential for higher risk.

The Company may not adequately manage its international operations.

The Company anticipates that its foreign subsidiaries will engage in substantial regional operations. The Company currently manages its Asian and European subsidiaries, and plans to continue to manage future foreign subsidiaries, on a decentralized basis, with local and regional management retaining responsibility for day-to-day operations, profitability and the growth of these subsidiaries. If the Company fails to maintain or implement effective controls, it may experience inconsistencies in the operating and financial practices among its subsidiaries, which may harm its business, results of operations and liquidity .

If the Company is unable to recruit and retain key personnel necessary to operate its businesses, its ability to compete successfully will be adversely affected.

The Company is heavily dependent on its current executive officers, management and technical personnel. The loss of any key employee or the inability to attract and retain qualified personnel could adversely affect the Company’s ability to execute its current business plans. Competition for qualified personnel is intense, and the Company might not be able to retain its existing key employees or attract and retain any additional personnel.

If the Company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the Company to produce reliable financial reports and is important in its effort to prevent financial fraud. The Company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. These evaluations may result in the conclusion that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the Company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If the Company fails to maintain an effective system of internal controls or if management or the Company’s independent registered public accounting firm was to discover material weaknesses in the Company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud and it could have a material adverse effect on the Company’s business. In addition, the Company may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause the market price of its common stock to decline or limit the Company’s access to other forms of capital.

The Company relies heavily on its internal information systems which, if not properly functioning, could materially adversely affect the Company’s business.

The Company’s current global operations reside on the Company’s technology platforms. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. Failure of its internal information systems or material difficulties in upgrading its global financial system could have material adverse effects on the Company’s business.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None

ITEM 2. PROPERTIES:

The Company leases an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. The lease term is from December 17, 1996 to December 16, 2008 at an annual base rental of $601,290 and provides for a 4% annual escalation in each of the last ten years of the term. The lease is renewable for an additional six years with the same 4% annual escalation clause, at the option of the Company

The Company leases approximately 25,000 square feet of warehouse and office space for its San Jose, California operation. This facility serves as the Company’s West Coast regional sales and distribution headquarters. The current lease term is from May 1, 2001 to April 30, 2007 at an annual base rental of $678,000.

The Company leases approximately 10,000 square feet of office space in Melville, Long Island, New York to serve as the executive offices of its NIC Components subsidiary. The lease term is from April 1, 2001 to December 31, 2008 at an annual base rental of $285,700 and provides for a 4% annual escalation in each subsequent year of the lease.

The Company also leases space for twenty four (24) branch sales offices in the United States one (1) in Canada, thirteen (13) in Asia Pacilfic one (1) in Australia and one (1) in England, which range in size from 1,000 square feet to 14,000 square feet, with lease terms that expire between April 30 2006 and December 31, 2010. Annual base rentals range from $770 to $70,248 with aggregate base rentals approximating $3,477,000. The Company believes it can obtain extensions of the leases scheduled to expire in fiscal 2007 on substantially similar terms to those currently in effect.

ITEM 3. LEGAL PROCEEDINGS:

No material legal proceeding is pending to which the Company is a party or to which any of its property is or may be subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

During the fourth quarter of the fiscal year ended February 28, 2006 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

a)	The Company’s common stock is traded on the NASDAQ National Market System under the symbol “NUHC”. The following table sets forth, for the periods indicated, the high and low closing prices for the Company’s common stock as reported by the NASDAQ National Market System.

	High	Low
FISCAL YEAR 2005:
First Quarter	$11.39	$8.06
Second Quarter	10.25	6.22
Third Quarter	8.33	5.62
Fourth Quarter	8.71	6.40
FISCAL YEAR 2006:
First Quarter	$7.36	$5.79
Second Quarter	7.00	5.73
Third Quarter	10.80	5.89
Fourth Quarter	10.97	8.47

FISCAL YEAR 2007:
First Quarter (Through May 1, 2006)	$9.15	$8.12

b)	As of May 1, 2006, the Company’s common stock was owned by approximately 400 holders of record and 4,500 beneficial holders.

c)	The Company does not anticipate that it will pay any dividends in the foreseeable future. The Company currently intends to retain future earnings for use in the operation and development of its business and for potential acquisitions. In addition, terms of the Company’s loan agreement limits the payment of dividends to no more than 25% of the Company’s consolidated net income.

The information required by Item 201(d) of Regulation S-K is located under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6. SELECTED FINANCIAL DATA:

	For The Year Ended February 28, 2006	For The Year Ended February 28, 2005	For The Year Ended February 29, 2004		For The Year Ended February 28, 2003		For The Year Ended February 28, 2002
INCOME STATEMENT DATA:

Continuing Operations:
Net sales	$561,291,000	$467,849,000	$345,864,000		$302,081,000		$281,913,000
Gross profit on sales	88,749,000	77,581,000	60,961,000		55,228,000		60,223,000
Gross profit percentage	15.8%	16.6%	17.6%		18.3%		21.4%
Net income (loss) before provision for income taxes and minority interests	7,731,000	5,580,000	(1,269,000)		(2,310,000)		(2,797,000)

Income (loss)	4,884,000	3,073,000	(848,000)		(2,512,000)		(2,763,000)

Income (loss) from discontinued operations	—	—	—		—		4,982,000	(1)

Net income (loss)	$4,884,000	$3,073,000	$(848,000)		$(2,512,000)		$2,220,000

Earnings (loss) per common share:
Basic	$.29	$.18	$(.05	)(2)	$(.15	)(2)	$(.13	)(2)

Diluted	$.28	$.17	$(.05	)(2)	$(.15	)(2)	$(.13	)(2)

(1)	Includes gain on sale of unit
(2)	Due to the loss, the inclusion of common stock equivalents in diluted earnings per share would be antidilutive

	As of February 28, 2006	As of February 28, 2005	As of February 29, 2004	As of February 28, 2003	As of February 28, 2002
BALANCE SHEET DATA:

Working capital	$181,823,000	$145,485,000	$123,494,000	$116,792,000	$120,790,000
Total assets	243,474,000	177,799,000	158,178,000	148,099,000	151,318,000
Long-term debt	51,939,000	23,969,000	5,580,000	253,000	2,732,000
Shareholders’ equity	135,656,000	127,932,000	124,403,000	123,992,000	126,473,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The financial information presented herein includes: (i) Consolidated Balance Sheets as of February 28, 2006 and 2005 (ii) Consolidated Statements of Operations for the fiscal years ended February 28, 2006 and 2005 and February 29, 2004, and (iii) Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2006 and 2005 and February 29, 2004.

Overview:

Nu Horizons Electronics Corp. (the “Company”) and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services LTD PTE and Titan Supply Chain Services Limited and its majority owned subsidiaries, NIC Components Asia PTE LTD (“NIA”) and NIC Components Europe Limited (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

Commencing in the second half of calendar 2003, the electronics manufacturing and the electronics distribution industries in which the Company operates began to experience double digit sequential and year over year increases in sales dollar volume. Additionally, there have been recent consolidations in the electronics distribution industry, resulting in greater market share for certain of the remaining companies. Management believes that, although the marketplace continues to afford poor near term visibility, the sales dollar volume improvement in the components market worldwide should continue through fiscal 2007, although at a single digit rate. The increase in sales volume has been accompanied by continued downward margin pressures, primarily due to the industry shift to production in Asia.

Prior to the industry sales volume increases, the Company adopted a strategy of maintaining its infrastructure and investing in personnel. Recognizing the industry shift to overseas production, the Company significantly increased its Asian operations. The Company also took advantage of the recent industry consolidation by hiring a significant number of additional sales and engineering personnel and adding to its line card. This strategy has yielded positive results to date. Sales in Asia increased 24% for the fiscal year 2006 over 2005, while sales in the U.S. increased by 19%. Nevertheless, the Company’s book to bill ratio, company wide, remains positive. Year over year and quarter over quarter compared to the prior periods the Company has increased market share with all of its major suppliers for both the semiconductor and passive component businesses.

For the year ended February 28, 2006, net sales increased to $561.3 million from $467.8 million for the prior year with net income of $4,884,000 or $.29 per basic and $.28 per diluted share as compared to a net income of $3,073,000 or $.18 per basic and $.17 per diluted share in the prior fiscal year.

The following table sets forth for the years ended February 2006, 2005 and 2004, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended February
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.2	83.4	82.4
Gross profit	15.8	16.6	17.6
Operating expenses	13.9	15.0	18.1
Interest expense	0.6	0.4	0.0
Interest (income)	0.0	0.0	(0.1)
Income (loss) before taxes	1.4	1.2	(0.4)
Income tax provision (benefit)	0.5	0.4	(0.2)
Income (loss) after taxes, before minority interests	0.9	0.8	(0.2)
Minority interests	0.0	0.1	0.1
Net income (loss)	0.9	0.6	(0.2)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Overview (continued):

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements,” “Risk Factors” and “Notes to Consolidated Financial Statements” in this Form 10-K.

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts for estimated bad debts. Our estimate of the allowances needed is based on our past history of collections of accounts receivable from our customers. This history has shown that we have always provided sufficient allowances in prior periods. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required thereby reducing our operating income. For example, at fiscal year end, each additional 1% accounts receivable allowance would reduce operating income by approximately $1,000,000 for the year ended February 28, 2006.

Inventory Valuation - Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand, market conditions and the ability to return inventory pursuant to our distributor franchise agreements. In prior periods, reserves required for obsolescence were not material to our financial statements. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, at fiscal year end, each additional 1% of obsolete inventory or if the Company was unable to return inventory pursuant to its distributor agreements and could not be returned under our many distributor franchise agreements, would reduce operating income by approximately $1,250,000 for the year ended February 28, 2006.

Fiscal Year 2006 versus 2005

Results of Operations:

Net sales for the year ended February 28, 2005 aggregated $561,291,000 as compared to $467,849,000 for the year ended February 28, 2005, an increase of $93,442,000 or 20.0%. Management believes that this sales increase is primarily due to increased market share resulting from the industry consolidation, its increased sales personnel and the expansion of its line card and customer base, both domestically and in Asia. The unknown near term visibility in the electronics manufacturing and the electronics distribution industries makes it difficult for management to estimate the Company’s overall sales volume and earnings for the Company’s next fiscal year. Management believes, however, that the industry growth rate in the near term will be in the single digits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Fiscal Year 2006 versus 2005 (Continued):

Results of Operations (Continued):

Gross profit margin as a percentage of net sales was 15.8% for the year ended February 28, 2006 as compared to 16.6% for the year ended February 28, 2005. Management believes that this continuing gross margin pressure results from a change in the Company’s product mix and increased order size coupled with increased sales in the Asian market, which requires lower selling prices due to volume demand from large Asian contract manufacturers. Management believes that margin pressures may continue during the first half of fiscal 2007 and possibly stabilize in the second half of the year, however, no assurances can be given in this regard.

Operating expenses increased to $78,091,000 for the year ended February 28, 2006 from $70,138,000 for the year ended February 28, 2005, an increase of $7,953,000 or 11.3%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $6,996,000 or 88.0% of the increase was for personnel related costs resulting from increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operational capability during the current fiscal year. Management made a strategic decision to invest in expanding the Company’s personnel during the recent phase of market consolidation, which resulted in increased personnel related operating expenses. Management believes that this investment will enable the Company to continue to achieve sales growth in excess of that currently experienced by the industry, although no assurances can be given in this regard. Approximately $957,000 or 12.0% of the increase was a result of net increases in various other expenses and fees such as rent, utilities, telephone, insurance, and computer expenses, among others, which represent 1.2% of the Company’s total overhead

Interest expense increased to $3,298,000 for the year ended February 28, 2006 as compared to $1,920,000 for the year ended February 28, 2005. This increase in interest expense resulted from greater bank borrowings incurred to support the increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings during the fiscal year.

Net income from for the year ended February 28, 2006 was $4,884,000 or $.29 per basic and $.28 per diluted share as compared to $3,073,000 or $.18 per basic and $.17 per diluted share for the year ended February 28, 2005. Management attributes the increase in earnings in fiscal 2006 to the increase in sales providing increased gross margin dollars exceeding the increase in operating and interest expense.

Fiscal Year 2005 versus 2004

Results of Operations:

Net sales for the year ended February 28, 2005 aggregated $467,849,000 as compared to $345,864,000 for the year ended February 29, 2004, an increase of $121,985,000 or 35.3%. Given the historically cyclical nature of the Company’s industry, management attributed this increase in sales performance in the latter part of fiscal 2004 (calendar 2003) as the break out period the electronic components industry had long been expecting. The substantial year over year sales gains can be attributed to the recovery experienced by the semiconductor industry in general over the last twelve months as well as a significant increase in our Asian sales, which experienced an increase of approximately 70% in fiscal 2005 compared to the prior year.

Gross profit margin as a percentage of net sales was 16.6% for the year ended February 28, 2005 as compared to 17.6% for the year ended February 29, 2004. Management believes that this continuing gross margin pressure resulted from a change in the Company’s product mix and increased order size coupled with increased sales in the Asian market, which requires lower selling prices due to volume demand from large Asian contract manufacturers

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

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

Interest expense increased to $1,920,000 for the year ended February 28, 2005 as compared to $140,000 for the year ended February 29, 2004. This increase was primarily due to a return to bank borrowings beginning in the fourth quarter of fiscal 2004 due to the increase in the Company’s inventory and accounts receivable levels which were needed to support increased sales activity in the latter half of the fiscal 2004 period and a 35% sales increase for fiscal 2005.

Net income for the year ended February 28, 2005 was $3,073,000 or $.18 per share, as compared to a loss of $848,000 or $.05 per share for the year ended February 28, 2004. Management attributes the fiscal 2005 profit of $3,073,000 to the increase in gross margin dollars exceeding the increase in operating and interest expense.

Liquidity and Capital Resources:

Fiscal Year 2006 versus 2005

The Company ended its 2006 fiscal year with working capital and cash aggregating approximately $181,823,000 and $10,873,000, respectively, as compared to approximately $145,485,000 and $7,024,000, respectively, at February 28, 2005. The Company’s current ratio at February 28, 2006, was 4.3:1 as compared to 6.9:1 at February 29, 2005.

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000. On November 21, 2005, the Company entered into an amendment to the credit agreement to provide for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Based on the asset based formula, the Company may not be able to borrow the maximum amount available under its credit line at all times. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points, at the option of the Company, through September 29, 2008, the due date of the loan. Direct borrowings under the line of credit were $50,600,000 at February 28, 2006 and $22,800,000 at February 28, 2005. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

The Company has reached a preliminary agreement with a Singapore bank to provide a $30 million secured line of credit to the Company’s Asian subsidiaries and thereby finance the company’s Asian operations. The Company expects to enter into a definitive loan agreement with respect to this facility early in its second fiscal quarter.

The Company anticipates that its resources provided by its cash flow from operations and its current borrowing agreement, will be sufficient to meet its financing requirements for the next twelve-month period.

Off-Balance Sheet Arrangements:

As of February 28, 2006, the Company had no off-balance sheet arrangements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Contractual Obligations:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Line	$50,600,000	$—	$50,600,000	$—	$
Equipment Leases	336,000	336,000	—	—		—
Operating Lease	8,288,000	3,475,000	2,523,000	1,737,000		553,000
Purchase Obligations	—	—	—	—		—
Employment Agreements (i)	2,850,000	570,000	1,140,000	1,140,000		—
Minority Interest	1,487,000	—	—	—		1,487,000

Total	$63,561,000	$4,381,000	$54,263,000	$2,877,000		$2,040,000

(i)	Base salary excluding potential bonuses

Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the Company’s operating results. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Interest Rate Risk:

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $400,000 for the year ended February 28, 2006 and $350,000 for the year ended February 28, 2005. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

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

The Company’s total assets in its foreign subsidiaries was $76.1 million and $81.9 million at February 28, 2006 and 2005 respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter or year ended February 28, 2006. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nu Horizons Electronics Corp.

Melville, New York

We have audited the accompanying consolidated balance sheets of Nu Horizons Electronics Corp. and subsidiaries (the Company) as of February 28, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended February 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York

May 2, 2006

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2006	February 28, 2005
-ASSETS-
CURRENT ASSETS:
Cash	$10,873,000	$7,024,000
Accounts receivable - net of allowance for doubtful accounts of $4,702,000 and $4,582,000 for 2006 and 2005, respectively	98,418,000	79,680,000
Inventories	125,178,000	81,696,000
Prepaid expenses and other current assets	1,746,000	1,783,000

TOTAL CURRENT ASSETS	236,215,000	170,183,000

PROPERTY, PLANT AND EQUIPMENT – NET	3,614,000	3,928,000

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,645,000	1,688,000

	$243,474,000	$177,799,000

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
CURRENT LIABILITIES:
Accounts payable	$48,352,000	$20,252,000
Accrued expenses	4,515,000	4,446,000
Income taxes payable	1,525,000	—

TOTAL CURRENT LIABILITIES	54,392,000	24,698,000

LONG-TERM LIABILITIES:
Revolving credit line	50,600,000	22,800,000
Deferred income taxes	1,339,000	1,169,000

TOTAL LONG-TERM LIABILITIES	51,939,000	23,969,000

MINORITY INTEREST IN SUBSIDIARIES	1,487,000	1,200,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 17,431,482 and 16,891,647 shares issued and outstanding for 2006 and 2005, respectively	115,000	111,000
Additional paid-in capital	46,924,000	44,090,000
Retained earnings	88,608,000	83,724,000
Other accumulated comprehensive income	9,000	7,000

TOTAL SHAREHOLDERS’ EQUITY	135,656,000	127,932,000

	$243,474,000	$177,799,000

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
NET SALES	$561,291,000	$467,849,000	$345,864,000

COSTS AND EXPENSES
Cost of sales	472,542,000	390,268,000	284,903,000
Operating expenses	78,091,000	70,138,000	62,436,000

	550,633,000	460,406,000	347,339,000

INCOME (LOSS) FROM OPERATIONS	10,658,000	7,443,000	(1,475,000)

OTHER (INCOME) EXPENSE
Interest expense	3,298,000	1,920,000	140,000
Interest income	(371,000)	(57,000)	(346,000)

	2,927,000	1,863,000	(206,000)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	7,731,000	5,580,000	(1,269,000)

Provision (credit) for income taxes	2,560,000	2,023,000	(704,000)

INCOME (LOSS) BEFORE MINORITY INTERESTS	5,171,000	3,557,000	(565,000)

Minority interest in earnings of subsidiaries	287,000	484,000	283,000

NET INCOME (LOSS)	$4,884,000	$3,073,000	$(848,000)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$.29	$.18	$(.05)
Diluted	$.28	$.17	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,111,102	16,877,147	16,729,163
Diluted	17,704,373	17,768,649	16,729,163

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at February 28, 2003	16,663,817	$110,000	$42,926,000	$81,499,000	$(542,000)	$123,993,000

Exercise of stock options	195,949	1,000	824,000	—	—	825,000
Income tax benefit from stock options exercised	—	—	185,000	—	—	185,000
Foreign currency translation	—	—	—	—	247,000	247,000
Net (loss)	—	—	—	(848,000)	—	(848,000)

Balance at February 29, 2004	16,859,766	111,000	43,935,000	80,651,000	(295,000)	124,402,000

Exercise of stock options	31,881	—	155,000	—	—	155,000
Foreign currency translation	—	—	—	—	302,000	302,000
Net income	—	—	—	3,073,000	—	3,073,000

Balance at February 28, 2005	16,891,647	111,000	44,090,000	83,724,000	7,000	127,932,000

Exercise of stock options	539,835	4,000	2,632,000	—	—	2,636,000
Income tax benefit from stock options exercised	—	—	202,000	—	—	202,000
Foreign currency translation	—	—	—	—	2,000	2,000
Net income	—	—	—	4,884,000	—	4,884,000

Balance at February 28, 2006	17,431,482	$115,000	$46,924,000	$88,608,000	$9,000	$135,656,000

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

Cash flows from operating activities:
Cash received from customers	$542,550,000	$456,115,000	$316,726,000
Cash paid to suppliers and employees	(564,692,000)	(476,629,000)	(341,482,000)
Interest paid	(3,299,000)	(1,920,000)	(140,000)
Interest received	371,000	57,000	346,000
Income taxes paid	(464,000)	(192,000)	(69,000)

Net cash (used in) operating activities	(25,534,000)	(22,569,000)	(24,619,000)

Cash flows from investing activities:
Capital expenditures	(1,055,000)	(834,000)	(629,000)

Net cash (used in) investing activities	(1,055,000)	(834,000)	(629,000)

Cash flows from financing activities:
Borrowings under revolving credit line	218,645,000	142,000,000	13,900,000
(Repayments) under revolving credit line	(190,845,000)	(124,500,000)	(8,600,000)
Proceeds from exercise of stock options	2,636,000	155,000	825,000

Net cash provided by financing activities	30,436,000	17,655,000	6,125,000

Effect of exchange rate changes	2,000	302,000	247,000

Net increase (decrease) in cash and cash equivalents	3,849,000	(5,446,000)	(18,876,000)

Cash and cash equivalents, beginning of year	7,024,000	12,470,000	31,346,000

Cash and cash equivalents, end of year	$10,873,000	$7,024,000	$12,470,000

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$4,884,000	$3,073,000	$(848,000)

Adjustments:
Depreciation and amortization	1,369,000	1,308,000	1,378,000
Bad debt reserve	—	285,000	—
Deferred income tax	372,000	1,888,000	—
Increase (decrease) in minority interest	287,000	(266,000)	28,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(18,738,000)	(11,735,000)	(29,138,000)
(Increase) in inventories	(43,482,000)	(12,967,000)	(2,656,000)
Decrease (increase) in prepaid expenses and other current assets	37,000	(989,000)	2,159,000
Decrease (increase) in other assets	43,000	(135,000)	(68,000)
Increase (decrease) in accounts payable and accrued expenses	28,169,000	(3,031,000)	4,243,000
Increase in income taxes	1,525,000	—	283,000

Net cash (used in) operating activities	$(25,534,000)	$(22,569,000)	$(24,619,000)

See notes to consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

1. ORGANIZATION:

Nu Horizons Electronics Corp. and its subsidiaries, (both wholly and majority owned) are wholesale and export distributors of semiconductor and passive electronic components throughout the United States, Asia and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Principles of Consolidation:

The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. (the “Company”), and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Electronics Asia PTE LTD (“NUA”), Nu Horizons Electronics Hong Kong Limited (“NUK”), Nu Horizons Europe Limited (“NUE”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”) and NIC Components Asia PTE. LTD (“NIA”). All material intercompany balances and transactions have been eliminated.

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

THREE YEARS ENDED FEBRUARY 28, 2006

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

International has elected under Section 995 of the Internal Revenue Code to be taxed as an “Interest Charge Disc”. Based upon these rules, income taxes are paid when International distributes its income to the parent company. Until distributions are made, the parent company pays interest only on the deferred tax liabilities. International’s untaxed income at February 28, 2006 approximates $2,101,000.

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

Amounts related to shipping and handling that are billed to customers as part of sales transactions are reflected as a reduction of operating expenses and aggregated $98,000, $89,000 and $73,000 for the fiscal years ended 2006, 2005 and 2004, respectively. Shipping and handling costs incurred by the Company are included in costs of sales and aggregated $926,000, $1,314,000 and $754,000 for the fiscal years ended 2006, 2005 and 2004, respectively.

i. Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the fiscal years ended 2006, 2005 and 2004, such costs aggregated $203,000, $189,000 and $301,000, respectively.

j. Earnings Per Common Share:

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of securities into common stock.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

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

	2006	2005	2004
Net income (loss):
As reported	$4,884,000	$3,073,000	$(848,000)
Stock-based compensation cost – net of tax	188,000	520,000	689,000

Pro forma	$4,696,000	$2,553,000	$(1,537,000)

Basic earnings per share:
As reported	$.29	$.18	$(.05)
Pro forma	$.27	$.15	$(.09)
Diluted earnings per share:
As reported	$.28	$.17	$(.05)
Pro forma	$.27	$.14	$(.09)

Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions.

	2006	2005	2004
Option Plans:
Dividends	—	—	—
Expected term	2 - 7 years	2 –7 years	2 –7 years
Risk free interest rate	4.0%	2.7%	2.5%
Volatility rate	52.3%	37.5%	39.2%

The following table shows the weighted average fair value of options using the fair value approach under SFAS 123:

	2006	2005	2004
Weighted average fair value of options granted during the period	$3.89	$3.72	$4.30

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

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

We are currently evaluating the alternative methods of adoption described above. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no negative impact on our cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See Note 2k above for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS No. 154), “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

n. Recent Accounting Pronouncements Affecting the Company (continued):

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which is recorded at cost, consists of the following:

	2006	2005
Furniture, fixtures and equipment	$8,652,000	$8,654,000
Computer equipment	7,321,000	6,338,000
Leasehold improvements	1,255,000	1,255,000

	17,228,000	16,247,000
Less: accumulated depreciation and amortization	13,614,000	12,319,000

	$3,614,000	$3,928,000

Depreciation expense for the 2006, 2005 and 2004 years aggregated $1,369,000, $1,308,000 and $1,378,000, respectively.

4. SUBORDINATED NOTE RECEIVABLE:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc. (“Nu Visions”). The selling price of $31,563,000 consisted of $2,000,000 in a subordinated note and $29,563,000 in cash. Pursuant to the sale of this subsidiary, the Company received a $2,000,000 Junior Subordinated Note, dated August 23, 2001 issued by the buyer as part of the purchase price. The note has a maturity date of May 14, 2007 and is subordinate in right of payment to all existing and future indebtedness of the issuer. The note bears interest on the principal amount from the issue date to and including the maturity date, at a rate of 8% per annum. Interest shall be payable on the maturity date and shall compound quarterly as of each anniversary of the issue date. Prepayment of the note and interest accrued is permitted if and when certain conditions in the subordination agreement have been met.

5. REVOLVING CREDIT LINE:

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000. On November 21, 2005, the Company entered into an amendment to the credit agreement to provide for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points, at the option of the Company, through September 29, 2008, the due date of the loan. Direct borrowings under the line of credit were $50,600,000 at February 28, 2006 and $22,800,000 at February 28, 2005. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

6. CAPITAL STOCK AND STOCK OPTIONS:

Stock options granted to date under each of the Company’s 1998 and 2000 Stock Option Plans and 2000 and 2002 Key Employee Stock Option Plans generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant. Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.

A summary of options granted and related information for the three years ended February 28, 2006 is as follows:

	Options	Weighted Average Exercise Price
Outstanding February 28, 2003	3,449,778

Granted	127,000	$5.50
Exercised	(195,949)	4.22
Cancelled	(39,567)	8.20

Outstanding February 29, 2004	3,341,262	6.97

Granted	121,000	$7.83
Exercised	(31,981)	4.85
Cancelled	(56,788)	9.39

Outstanding February 28, 2005	3,373,493	6.69

Granted	135,500	$8.55
Exercised	(539,835)	4.88
Cancelled	(405,750)	10.57

Outstanding February 28, 2006	2,563,408	6.56

Options exercisable at the end of each fiscal year:
February 28, 2004	2,604,762	$6.38
February 29, 2005	3,230,243	6.65
February 28, 2006	2,414,908	6.35

The following table summarizes information about stock options outstanding as of February 28, 2006:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.93 to $6.44	1,694,408	6.06 years	$4.95	1,636,408	$4.90
$7.31 to $14.62	857,000	6.78 years	$9.57	766,500	$9.58
$18.33	12,000	4.53 years	$18.33	12,000	$18.33

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

7. MINORITY INTERESTS IN SUBSIDIARIES:

Minority interests at February 28, 2006 and February 28, 2005 represents the liability related to a 15% minority interest in NIC Components Asia PTE. LTD, (NIA) and a 20% minority interest in NIC Components Europe Limited (NIE).

8. INCOME TAXES:

Components of income (loss) before income taxes is as follows:

	2006	2005	2004
Domestic	$584,000	$(2,793,000)	$(5,695,000)
Foreign	7,147,000	8,373,000	4,426,000

	$7,731,000	$5,580,000	$(1,269,000)

The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options reduced taxes currently payable as shown below by $202,000 for 2006. Such benefits are credited to additional paid-in capital. The provision (credit) for income taxes is comprised of the following:

	2006	2005	2004
Current:
Federal	$728,000	$242,000	$(1,196,000)
State and local	172,000	50,000	(299,000)
Foreign	1,490,000	843,000	848,000
Deferred:
Federal	138,000	740,000	(46,000)
State	32,000	148,000	(11,000)

	$2,560,000	$2,023,000	$(704,000)

The components of the net deferred income tax liability, pursuant to SFAS 109, are as follows:

	2006	2005
Deferred tax assets:
Accounts receivable	$1,576,000	$1,326,000
Inventory	713,000	189,000
Goodwill	97,000	113,000
Net operating losses	3,251,000	2,821,000

Total deferred tax assets	5,637,000	4,449,000

Deferred tax liabilities:
Fixed assets	416,000	1,873,000
Income of Interest Charge DISC	840,000	888,000
Income of foreign subsidiaries	5,720,000	2,857,000

Total deferred tax liabilities	6,976,000	5,618,000

Net deferred tax liabilities	$(1,339,000)	$(1,169,000)

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

8. INCOME TAXES (Continued):

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	2006	2005	2004
Statutory rate	34.0%	34.0%	(34.0)%
State and local taxes	6.3%	6.7%	(6.8)%
Foreign – Asia subsidiaries	18.9%	19.2%	13.9%
Foreign - Canada and U. K.	(2.4)%	3.5%	(2.3)%
Income from non-U.S. sources	(22.0)%	(25.1)%	(20.9)%
Disqualifying dispositions	(1.7)%	0.0%	(5.0)%
Other	0.0%	(2.1)%	(.04)%

Effective tax rate	33.1%	36.2%	(55.5)%

9. EMPLOYEE BENEFIT PLANS:

On January 13, 1987, the Company’s Board of Directors approved the adoption of an employee stock ownership plan (ESOP). The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company’s common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. Contributions to the ESOP for the three years ended February 28, 2006 aggregated $0 for 2006, $0 for 2005 and $113,000 for 2004. At February 28, 2006, the ESOP owned 455,571 shares of the Company’s common stock at an average price of approximately $3.45 per share.

In January 1991, the Company also established a 401(k) profit sharing plan to cover all eligible employees. The Company’s contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 28, 2006 were $262,000, $284,000 and $237,000, respectively.

10. COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

On September 13, 1996, the Company signed employment contracts (the “Contracts”), as amended, with two of its senior executives for a continually renewing five-year term. The Contracts specified a base salary of $226,545 for each officer, which shall be increased each year by the change in the consumer price index, and also entitle those officers to an annual bonus equal to 3.33% (6.6% in the aggregate) of the Company’s consolidated earnings before income taxes. On the termination of his employment agreement, each executive is entitled to certain payment, as follows:

•	Due to death or Disability (as defined in the employment agreement), salary and benefits for a five (5) year period.

•	For Cause (as defined in the employment agreement), solely base salary through the date of termination.

•	Termination other than for death, disability or cause, shall be deemed to be a “Retirement” under the Retirement Plan discussed below.

•	Following a Change in Control (as defined in the employment agreement), a lump sum equal to three times the average total compensation paid to the applicable employee with respect to the five fiscal years of the Company prior to the Change of Control, minus $100.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

10. COMMITMENTS AND CONTINGENCIES (Continued):

Executive Retirement Plan:

On December 1, 2004, our Board of Directors approved the adoption of the Nu Horizons Executive Retirement Plan (the “Retirement Plan”). Pursuant to the terms of the Retirement Plan, we will provide an unfunded retirement benefit to certain executive employees of the company and its subsidiaries upon such executive’s retirement (as defined in the Retirement Plan). At the time the Board of Directors approved the Retirement Plan, they determined that the participation of Mr. Nadata, Chairman of the Board and Chief Executive Officer, and Mr. Schuster, President, each a Founder (as defined in the Retirement Plan), would be contingent upon the execution and delivery by each of them of an amendment to their respective employment agreements, which amendment would provide that a termination of employment other than for death, disability or cause would be a “Retirement” under the Retirement Plan. As a result the “Effective Date” of the Retirement Plan is March 28, 2005, the date of such execution and delivery. Upon his Retirement, each executive will be entitled to receive an annual benefit in an amount determined by the number of years of service the executive has provided to the Company, ranging from a minimum of $310,000 for 20 years of service to a maximum of $393,000 for 25 years of service.

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

Fiscal 2007	3,477,000
Fiscal 2008	2,524,000
Fiscal 2009	1,737,000
Fiscal 2010	410,000
Thereafter	143,000

Rent expense was $3,429,000, $3,539,000 and $3,152,000, for each of the three years in the period ending February 28, 2006.

Litigation:

At times the Company is involved in various lawsuits incidental to its business. At February 28, 2006, management does not believe that any litigation matter is material to its financial statements.

11. MAJOR SUPPLIERS:

For the year ended February 28, 2006, the Company purchased inventory from three suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $104,644,000, $78,586,000 and $75,522,000 for the fiscal year.

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

THREE YEARS ENDED FEBRUARY 28, 2006

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Since the sale of the Company’s contract manufacturing subsidiary, management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAF No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

Inasmuch as the Company’s business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in different geographic areas.

The net book value of long-lived assets by geographic area, for the fiscal years are as follows:

	2006	2005	2004
Americas	$3,038,000	$3,590,000	$4,162,000
Europe	25,000	33,000	28,000
Asia/Pacific	551,000	305,000	212,000

	$3,614,000	$3,928,000	$4,402,000

Revenues, by geographic area, for the fiscal years are as follows:

	2006	2005	2004
Americas	$418,578,000	$352,778,000	$281,748,000
Europe	17,400,000	14,159,000	4,784,000
Asia/Pacific	125,313,000	100,912,000	59,332,000

	$561,291,000	$467,849,000	$345,864,000

Total assets, by geographic area, at the end of the fiscal years are as follows:

	2006	2005	2004
Americas	$167,330,000	$95,934,000	$113,249,000
Europe	7,932,000	13,920,000	1,717,000
Asia/Pacific	68,212,000	67,945,000	43,212,000

	$243,474,000	$177,799,000	$158,178,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED FEBRUARY 28, 2006

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three Month Period Ended
	February 28, 2006	November 30, 2005	August 31, 2005	May 31, 2005
Net sales	$164,092,000	$147,514,000	$128,265,000	$121,420,000
Cost of sales	138,700,000	124,271,000	107,564,000	102,007,000
Operating expenses	21,483,000	20,054,000	18,600,000	17,954,000
Interest expense (income) net	1,067,000	642,000	618,000	600,000
Provision for income taxes	735,000	992,000	503,000	330,000
Minority interest	18,000	55,000	160,000	54,000

Net income	$2,089,000	$1,500,000	$820,000	$475,000

Basic Earnings per Share	$.12	$.09	$.05	$.03

Weighted average number of common and common equivalent shares outstanding	17,431,482	17,198,133	16,907,397	16,907,397

	Three Month Period Ended
	February 28, 2005	November 30, 2004	August 31, 2004	May 31, 2004
Net sales	$114,222,000	$116,219,000	$119,232,000	$118,176,000
Cost of sales	95,383,000	96,830,000	99,494,000	98,561,000
Operating expenses	18,016,000	17,687,000	17,251,000	17,184,000
Interest expense (income) net	550,000	557,000	427,000	329,000
Provision for income taxes	40,000	405,000	787,000	791,000
Minority interest	117,000	154,000	87,000	126,000

Net income	$116,000	$585,000	$1,186,000	$1,186,000

Basic Earnings per Share	$.01	$.03	$.07	$.07

Weighted average number of common and common equivalent shares outstanding	16,891,647	16,891,647	16,884,147	16,884,147

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three-year period ending February 28, 2006.

ITEM 9A CONTROLS AND PROCEDURES:

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of February 28, 2006. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management believes that Nu Horizons maintained effective internal control over financial reporting as of February 28, 2006. Our assessment of the effectiveness of our internal control over financial reporting has been audited by Lazar Levine & Felix LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Inherent Limitations on Effectiveness of Controls (continued)

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

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and the independent registered public accounting firm ( the “accountants”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Business Conduct), and the nature, extent, and results of internal and external audits. Our accountants have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Nu Horizons Electronics Corp.

Melville, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nu Horizons Electronics Corp. (“Nu Horizons”), maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nu Horizons’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Nu Horizons’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nu Horizons Electronics Corp. maintained effective internal control over financial reporting as of February 28, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nu Horizons Electronics Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended February 28, 2006, and our report dated May 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York

May 2, 2006

ITEM 9B. OTHER INFORMATION:

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME	AGE	POSITION
Arthur Nadata	60	Chairman, Chief Executive Officer and Director
Richard S. Schuster	57	President, Secretary and Director
Paul Durando	62	Vice President – Finance, Treasurer and Director
Herbert Gardner	66	Director
Martin Novick	70	Director
Dominic A. Polimeni	59	Director
David Siegel	80	Director

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

Arthur Nadata has been the Company’s Chairman of the Board since June 2004 and the Chief Executive Officer since September 1996 and a Director from October 1982. Mr. Nadata had been the President and Treasurer of the Company from October 1982 to September 1996. Prior to joining the Company in October 1982, Mr. Nadata worked for eighteen years for Diplomat Electronics Corp. in various operational and sales positions of increasing responsibility, eventually becoming corporate vice president of sales and marketing.

Richard S. Schuster is a Director and has been the Company’s President since June of 2004 and a Director since October 1982. Mr. Schuster was Vice President and Secretary since October 1982. For the seven years prior to joining the Company, Mr. Schuster served as manager of Capar Components Corp., an importer and distributor of passive components, and a wholly owned subsidiary of Diplomat Electronics Corp. For the six-year period prior to 1975, Mr. Schuster was employed by International Components Corp. and was responsible for production, engineering and sales of imported semiconductor and passive components.

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

Herbert M. Gardner has been a Director of the Company since May 1984. Mr. Gardner has been Executive Vice President and Treasurer of Barrett Gardner Associates, Inc. an investment banking firm since October 2002 and prior thereto, for twenty eight years was Senior Vice President for Janney Montgomery Scott LLC. and its predecessors. Mr. Gardner is Chairman of the Board of Supreme Industries Inc., a manufacturer of specialized truck bodies and buses. Mr. Gardner also serves as a director of Rumson-Fair Haven Bank & Trust, a community commercial bank and trust company; TGC Industries, Inc., a seismic services company and Co-Active Marketing Group, Inc., a marketing and sales promotion company.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued):

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

David Siegel has been a Director of the Company since June 2000. For more than the past five years Mr. Siegel has been a Vice President and director of Great American Electronics, a distribution company, which he founded. Mr. Siegel is also a director of Micronetics Inc., a company that designs, develops, manufactures and markets wireless components and test equipment and Surge Components Inc., a supplier of electronic products and components. Mr. Siegel previously served on our Board of Directors from September 1991 to October 1996.

Audit Committee and Audit Committee Financial Expert

The Company has an audit committee established in accordance with Section 3(a)(58) of the Exchange Act. The members of the audit committee currently are Dominic Polimeni (Chairman), Herbert Gardner, David Siegel and Martin Novick.

The Board has determined that Dominic Polimeni, the current committee chairman and a member of the audit committee since September 1997, is “independent” as defined by the rules of the NASDAQ Stock Market and qualifies as an “audit committee financial expert,” as defined by the Securities and Exchange Commission rules, based on his education, experience and background.

Code of Conduct

The Board of Directors has adopted a code of conduct that applies to all of our employees, officers and directors and a code of ethics that applies to our senior financial officers. You can find links to these materials in the Investor Relations section of our website at: www.nuhorizons.com and we will provide copies of these materials, free of charge, if a request is sent to: Nu Horizons Electronics Corp., 70 Maxess Road, Melville, New York 11747, attention: Secretary. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its codes of ethics by posting such information on its website.

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

Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2006.

ITEM 11. EXECUTIVE COMPENSATION:

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of the two other executive officers for the years ended February 28, 2006, February 28, 2005 and February 29, 2004.

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)			Long Term Compensation
Name of Principal and Position	Fiscal Year	Salary	Bonus	Securities Underlying Options	All other (2) Compensation
Arthur Nadata	2006	$280,000	$259,000	0	$27,000
Chairman of the Board	2005	$264,000	$176,000	0	$38,000
and CEO	2004	$264,000	$0	0	$39,000

Richard Schuster	2006	$280,000	$259,000	0	$24,000
President and Secretary	2005	$264,000	$176,000	0	$35,000
and President, NIC	2004	$264,000	$0	0	$36,000
Components Corp.

Paul Durando	2006	$180,000	$19,000	0	$1,800
Vice President,	2005	$180,000	$13,000	0	$1,800
Finance and	2004	$180,000	$0	0	$1,800
Treasurer

SUMMARY COMPENSATION TABLE – Footnotes

(1)	No other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2)	The amounts disclosed in this column include the Company’s contributions on behalf of the named executive officer to the Company’s 401(k)-retirement plan in amounts equal to a maximum of 1% of the executive officer’s annual salary and, for Messrs. Nadata and Schuster contributions to life insurance policies where the Company is not the beneficiary, and the cost to the Company of the non-business use of Company automobiles used by executive officers.

ITEM 11. EXECUTIVE COMPENSATION (Continued):

Employment Contracts

On September 13, 1996, the Company signed employment contracts, as amended, with two of its senior executives for a continually renewing five-year term. The employment contracts specify a base salary of $226,545 for each officer in 1997, which shall be increased each year by the change in the consumer price index, and also entitle the two officers to an annual bonus equal to 3.33% (6.66% in the aggregate) of the Company’s consolidated earnings before income taxes. On the termination of his employment agreement, each executive is entitled to certain payments, as follows:

•	Due to death or Disability (as defined in the employment agreement), salary and benefits for a five (5) year period.

•	For Cause (as defined in the employment agreement), solely base salary through the date of termination.

•	Termination other than for death, disability or cause, shall be deemed to be a “Retirement” under the Retirement Plan under “Executive Retirement Plan” described below.

•	Following a Change in Control (as defined in the employment agreement), a lump sum equal to three times the average total compensation paid to the applicable employee with respect to the five fiscal years of the Company prior to the Change of Control, minus $100.

There were no stock options granted to the executive officers named in Item 11 during the fiscal year ended February 28, 2006.

The following table sets forth certain information as to each exercise of stock options during the fiscal year ended February 28, 2006 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END

OPTIONS/SAR VALUES

			Number of Unexercised Options/SARs at FY End	Value of Unexercised In-the-Money Options/SARs at FY End
	Shares Acquired on Exercise	Value Realized (1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Arthur Nadata	0	0	853,509	$2,834,718
			0	0
Richard Schuster	0	0	728,758	2,368,773
			0	0
Paul Durando	0	0	107,718	122,068
			0	0

(1)	Market value less exercise price, before payment of applicable federal or state taxes.

ITEM 11. EXECUTIVE COMPENSATION (Continued):

Directors’ Compensation and Board and Committee Meetings

Directors who are not employees of the Company receive an annual fee of $6,000 for Board Membership and $1,000 for each Board of Directors or Committee meeting attended. Non-employee directors are also eligible for option grants pursuant to the provisions of our 2000 Outside Directors’ Stock Option Plan and 2002 Outside Directors’ Stock Option Plan. See “Executive Compensation – Stock Option and Benefit Plans – 2000 Outside Directors’ Stock Option Plan” and “Executive Compensation - Stock Option and Benefit Plans - 2002 Outside Directors Stock Option Plan.” There were four (4) meetings of the Board of Directors, one (1) meeting of the Outside Directors, five (5) meetings of the Audit Committee, six (6) meetings of the Compensation Committee, one (1) meeting of the Nominating Committee and sixteen (16) meetings of the Acquisition Committee during the fiscal year ended February 28, 2006. A copy of the charters for each of the Audit, Compensation and Nominating Committees can be found on our website at www.nuhorizons.com. All of our directors attended or participated in all of the meetings of the Board of Directors and Committee meetings.

For the fiscal year ended February 28, 2006, there were five (5) meetings of the Audit Committee. Our Audit Committee is involved in discussions with our independent public accountants with respect to the scope and results of our year-end audit, our internal accounting controls and the professional services furnished by the independent auditors to us.

During the fiscal year ended February 28, 2006, there were four (4) meetings of the Compensation Committee. Our Compensation Committee reviews the performance of our executive officers and reviews compensation programs for our officers and key employees, including cash bonus levels and grants under our stock option plans.

For the fiscal year ended February 28, 2006, there were two (2) meetings of the Nominating Committee. Our Nominating Committee is responsible for reviewing suggestions of candidates for director made by directors, stockholders, management and others and for making recommendations to the Board regarding the composition of the Board and nomination of individual candidates for election to the Board. The committee will consider nominee recommendations made by stockholders provided that the names of such nominees, accompanied by relevant biographical information, are submitted in accordance set forth below under “Stockholder Nominees for Director.”

In addition, during the fiscal year ended February 28, 2006, there was one (1) meeting of the outside directors and sixteen (16) meetings of the Acquisition Committee. The Acquisition Committee is responsible for evaluating strategic opportunities available to Nu Horizons.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consisted during fiscal 2006 of Messrs. Gardner (Chairman), Novick, Polimeni and Siegel, each of whom is “independent” as defined by the rules of the NASDAQ Stock Market. None of Messrs. Gardner, Novick, Polimeni or Siegel had any relationship with the Company requiring requiring disclosure pursuant to applicable SEC rules.

ITEM 11. EXECUTIVE COMPENSATION (Continued):

Stock Option and Benefit Plans

During this past fiscal year, the 384,750 shares issuable upon the exercise of options granted under the 1994 Stock Option Plan expired and the Plan is now terminated. Consequently, we currently have seven stock incentive plans — the Outside Directors Stock Option Plan, the 1998 Stock Option Plan, the 2000 Stock Option Plan, the 2000 Key Employee Stock Incentive Plan, the 2000 Outside Directors’ Stock Option Plan, the 2002 Key Employee Stock Option Plan, the 2002 Outside Directors’ Stock Option Plan. The plans were designed to strengthen our ability to attract and retain in our employ persons of training, experience and ability and to furnish additional incentives to officers, employees, consultants and directors. Options granted under our plans vest as determined at the time of grant by the Board of Directors or the Compensation Committee, other than the Outside Directors Stock Option Plan, the 2000 Outside Directors’ Stock Option Plan and the 2002 Outside Directors’ Stock Option Plan under which options vest over a period of two years. The term of each option is generally ten years and is determined at the time of grant by the Board of Directors or the Compensation Committee. The purchase price of the shares of common stock subject to each option granted is not less than 100% of the fair market value of our common stock at the date of grant, except that under the 1994 Stock Option Plan the exercise price can be no less than 85% nor greater than 110% of the fair market value at the date of grant. The term of each option is generally ten years and is determined at the time of grant by the Board of Directors or the Compensation Committee. In addition, we may issue shares of Restricted Stock under the 2002 Key Employee Stock Incentive Plan. Shares of Restricted Stock may be issued either alone, in addition to or in tandem with other awards granted under the 2002 Key Employee Plan and/or cash awards made outside of the 2002 Key Employee Plan. The Compensation Committee may determine the duration of the restriction period, during which a participant is restricted from selling, transferring, pledging or assigning the shares of stock that are the subject of the award. Unless otherwise specified by the Compensation Committee, the restriction period shall be no less than seven years, during which period the continued service of the participant in good standing is required. The Compensation Committee is required to condition any lapse of a restriction period or early vesting of the right to receive Restricted Stock upon the attainment of specified performance goals as determined by them at the time of grant, including performance goals such as cumulative earnings per share or average return on equity. The Compensation Committee may also condition the vesting of restricted stock on such other factors as the committee may, in its sole discretion. Within these limits, the Compensation Committee may also provide for the lapse of the restriction period in installments.

All of our stock plans provide that the Compensation Committee may adjust the number of shares under outstanding awards and for which future awards may be granted in the event of reorganization, stock split, reverse split, stock dividend, exchange or combination of shares, merger or any other change in capitalization. The participants in these plans are officers, directors and employees of, or consultants to, the company and its subsidiaries or affiliates, except that our executive officers and directors are not eligible to participate in the 2000 Stock Option Plan and only non-employee directors (of which there are currently four) received or are eligible to receive grants under the Outside Directors Stock Option Plan, the 2000 Outside Directors’ Stock Option Plan and the 2002 Outside Directors’ Stock Option Plan. All of our equity stock plans were submitted to and approved by stockholders other than the 1998 Stock Option Plan and the 2000 Stock Option Plan.

ITEM 11. EXECUTIVE COMPENSATION (Continued):

The following table sets forth information regarding our equity plans and outstanding convertible securities:

Name of Plan	Shares Issuable for Exercisable Options as of February 28, 2006	Options Granted During Last Fiscal Year	Average Exercise Prices of Outstanding Options	Shares Available for Grant at February 28, 2006
Outside Directors’ Stock Option Plan (expired September 2004)	48,000	—	$6.05	—
1998 Stock Option Plan	909,658	20,000	$3.99	7,280
2000 Stock Option Plan	265,250	28,500	$8.45	750
2000 Outside Directors’ Stock Option Plan	210,000	—	$9.49	—
2000 Key Employee Stock Option Plan	600,000	—	$8.27	—
2002 Outside Directors’ Stock Option Plan	90,000	60,000	$9.19	60,000
2002 Key Employee Stock Incentive Plan, as amended	455,500	17,500	$6.57	201,000

Summary of Fiscal 2006 Outside Director Stock Option Grants:

During fiscal 2006, pursuant to the 2002 Director Plan, the Company granted options to purchase 15,000 shares to each of Messrs. Gardner, Novick, Polimeni and Siegel at a price of $10.04 per share.

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

ITEM 11. EXECUTIVE COMPENSATION (Continued):

Employee Stock Ownership Plan (continued):

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

The Trustees are empowered to borrow funds for the purpose of purchasing the Company’s securities. The securities so purchased are required to be held in an acquisition indebtedness account, to be released and made available for reallocation as principal is repaid. At February 28, 2006, there were no borrowings relative to the plan. At February 28, 2006, the ESOP owned 455,571 shares at an average price of approximately $3.45 per share.

401(k) Savings Plan

The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code. All non-union employees over age 21 who have been employed by the Company for at least six months are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($18,000 in calendar 2005). Company contributions are discretionary. Effective with the plan year ended February 28, 2006, the Company has elected to make matching contributions at the rate of $ .25 per dollar contributed by each employee up to a maximum of 1% of an employee’s salary vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of any employee’s service with Company, matching contributions by the Company are fully vested. As of February 28, 2006 approximately 250 employees had elected to participate in the plan. For the fiscal year ended February 28, 2006, the Company contributed $262,000 to the plan, of which $7,400 was a matching contribution of $2,800 for each of Mr. Nadata and Mr. Schuster and $1,800 for Mr. Durando.

Executive Retirement Plan

On December 1, 2004, our Board of Directors approved the adoption of the Nu Horizons Executive Retirement Plan (the “Retirement Plan”). Pursuant to the terms of the Retirement Plan, we will provide an unfunded retirement benefit to certain executive employees of the company and its subsidiaries upon such executive’s retirement (as defined in the Retirement Plan). At the time the Board of Directors approved the Retirement Plan, they determined that the participation of Mr. Nadata, Chairman of the Board and Chief Executive Officer, and Mr. Schuster, President, each a Founder (as defined in the Retirement Plan), would be contingent upon the execution and delivery by each of them of an amendment to their respective employment agreements, which amendment would provide that a termination of employment other than for death, disability or cause would be a “Retirement” under the Retirement Plan. As a result the “Effective Date” of the Retirement Plan is March 28, 2005, the date of such execution and delivery. Upon his Retirement, each executive will be entitled to receive an annual benefit in an amount determined by the number of years of service the executive has provided to the Company, ranging from a minimum of $310,000 for 20 years of service to a maximum of $393,000 for 25 years of service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth, as of May 1, 2006, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company to be beneficial owners of more than 5% of the company’s outstanding Common Stock, based solely on filings with the Commission; (ii) each Director, (iii) the Company’s Chief Executive Officer and the three other most highly compensated executive officers of the Company; and (iv) all executive officers and Directors as a group.

NAME	SHARES		PERCENT
Paul Durando	118,303	(1)(2)	*
Herbert M. Gardner	178,815	(3)(4)	*
Martin Novick	15,000	(3)	*
Dominic Polimeni	75,000	(3)	*
David Siegel	91,804	(3)	*
Arthur Nadata	1,281,014	(5)(6)	6.6%
Richard S. Schuster	1,183,923	(5)(6)	6.1%
Wasatch Advisors Inc.	1,277,455	(7)	6.6%
Dimensional Fund Advisors	1,505,592	(8)	7.8%
Babson Capital	1,088,760	(9)	5.6%
Royce & Associates	1,470,434	(10)	7.6%
All officers and directors as a group (7 persons)	2,943,859		15.2%

NOTES:

(*)	Less than 1% of the Company’s outstanding stock.
(1)	Includes options exercisable within 60 days for 107,718 shares of Common Stock under the Company’s 2000 and 1998 Stock Option Plans.
(2)	Includes 10,585 shares of fully vested Common Stock owned through the Employee’s Stock Ownership Plan, which include voting power.
(3)	Includes options exercisable within 60 days for 123,000 shares of common stock for Mr. Gardner, 15,000 shares for Mr. Novick, 75,000 shares for Mr. Polimeni and 75,000 shares for Mr. Siegel under the Company’s Outside Director Stock Option Plan.
(4)	Includes 4,330 shares owned by Mr. Gardner’s spouse, as to which he disclaims beneficial ownership, 5,775 shares held in the Gardner Family Foundation, of which he is President, 40,123 shares owned by Mr. Gardner’s qualified plan and 5,587 shares held by his IRA.
(5)	Includes options exercisable within 60 days for 728,758 shares of common stock for Mr. Schuster and 853,509 shares for Mr. Nadata under the Company’s 2000 and 1998 Stock Option Plans.
(6)	Includes 26,195 shares of fully vested common stock owned through the Employees Stock Ownership Plan, which include voting power. These officers are also Trustees of the Plan.
(7)	150 Social Hall Ave., Salt Lake City, Utah 84111
(8)	1299 Ocean Ave, 11th Fl., Santa Monica, CA 90401
(9)	470 Atlantic Ave, Boston, MA 02210
(10)	1414 Avenue of the Americas, N.Y., N.Y. 10019

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Continued):

Equity Compensation Plan Information:

The following chart summarizes the options and warrants outstanding and available to be issued at February 28, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,388,500	$7.56	261,000
Equity compensation plans not approved by security holders	1,174,908	$4.99	8,030

Total	2,563,408	$6.38	269,030

The equity compensation plans that were not approved by security holders consist of the 1998 Stock Option Plan and the 2000 Stock Option Plan, the terms of which are described under this Item 11 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

For the fiscal year ended February 28, 2006, the Company received an aggregate $319,000 in respect of various electronic components sold to Brevan Electronics, a corporation in which Stuart Schuster, Mr. Schuster’s brother, is an officer and owns a greater than ten percent equity interest.

During the fiscal year ended February 28, 2006, the Company employed Beth Bart, a daughter of Mr. Nadata, as an Inside Sales representative. Ms. Bart received a total of $83,600 in compensation for the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following table presents fees for professional audit services and other services rendered by Lazar Levine & Felix LLP:

	2006	2005
Audit fees (1)	$347,000	$172,000
Audit related fees (2)	88,000	92,000
Tax fees (3)	43,000	51,000
All Other (4)	25,000	36,000

	$503,000	$351,000

(1)	Audit fees represent fees billed and expected to be billed for professional services rendered in connection with: (a) audits and reviews of the fiscal 2006 and 2005 Nu Horizons Electronics Corp. consolidated financial statements, in accordance with standards of the PCAOB; (b) consultations on accounting matters reflected in the financial statements; and (c) attestation services with respect to securities offerings and SEC filings.
(2)	Audit-related fees represent fees billed for professional services rendered in connection with the audit of Nu Horizons Electronics Corp. internal controls.
(3)	Tax fees represent fees billed for professional services rendered in connection with: (a) tax compliance and (b) consultations related to tax audits.
(4)	Accounting consultation on the implementation of Sarbanes Oxley Section 404 for 2005 and the audit of the Company’s employee benefit plans.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES:

(a) (1)	The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

(c) ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES:

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended(Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

10.1	Agreement between the Company and Trustees relating to the Company’s Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended February 28, 1987).

10.2	1994 Stock Option Plan (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

10.3	Outside Director Stock Option Plan (Incorporated by Reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

10.4	Agreement dated September 22, 1995 between the Company and Paul Durando (Incorporated by Reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).

10.5	Employment and Change of Control Agreements dated September 13, 1996, between and Company and Arthur Nadata. (Incorporated by Reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.6	Employment and Change of Control Agreements dated September 13, 1996, between and Company and Richard Schuster. (Incorporated by Reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10Q for the quarter ended August 31, 1996).

10.7	Form of Indemnity Agreements between the Company and Messrs. Durando, Gardner, Nadata, Polimeni, Schuster, Siegel and Novick (incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997)

10.8	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No.333-82805).

10.9	2000 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No.333-51188).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(c) Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION
10.10	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-51192).

10.11	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No.333-51190).

10.12	Revolving Credit Agreement dated September 30, 2004 between the Company and eight banks (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30, 2004).

10.13	Second Amendment dated as of November 31, 2005 to Revolving Credit Agreement dated September 30, 20043 between the Company and eight banks. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005).

10.14	2002 Key Employee Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on September 27, 2005).

10.15	2002 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).

10.16	Nu Horizons Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 8K dated march 28, 2005).

10.17	Amendment to Employment between the Company and Arthur Nadata dated as of March 28, 2005. (Incorporated by reference to exhibit 10.2 to Form 8-K dated March 28, 2005).

10.18	Amendment to Employment between the Company and Richard Schuster dated as of March 28, 2005. (Incorporated by reference to exhibit 10.3 to Form 8-K dated March 28, 2005).

11.	Computation of Per Share Earnings

22.	The following is a list of the Company’s subsidiaries:

Name	State or Country of Incorporation
NIC Components Corp.	New York
NIC Components Europe Limited	United Kingdom
Nu Horizons International Corp.	New York
NUV, Inc.	Massachusetts
NUHC Inc.	Canada
Nu Horizons Electronics Europe Limited	United Kingdom
Titan Supply Chain Services Corp.	New York
Titan Supply Chain Services Limited	United Kingdom
Titan Supply Chain Services PTE LTD	Singapore
Nu Horizons Asia PTE LTD	Singapore
NIC Components Asia PTE. LTD	Singapore

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

23.	Accountants’ Consent

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Paul Durando
Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE		CAPACITY	DATE
By:	/s/ ARTHUR NADATA Arthur Nadata	Chairman of The Board, Chief Executive Officer	May 9, 2006

By:	/s/ RICHARD SCHUSTER Richard Schuster	President, Chief Operating Officer, Secretary and Director	May 9, 2006

By:	/s/ PAUL DURANDO Paul Durando	Vice President, Finance, Treasurer and Director	May 9, 2006

By:	/s/ HERBERT M.GARDNER Herbert M. Gardner	Director	May 9, 2006

By:	/s/ MARTIN NOVICK Martin Novick	Director	May 9, 2006

By:	/s/ DOMINIC A. POLIMENI Dominic A. Polimeni	Director	May 9, 2006

By:	/s/ DAVID SIEGEL David Siegel	Director	May 9, 2006

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement numbers 333-79561, 333-82805, 33-88952, 333-51188, 333-51190, 333-51192, 333-103625, 333-103626 and 333-132281 on Form S-8 of our opinion dated May 2, 2006, on the consolidated financial statements of Nu Horizons Electronics Corp. and subsidiaries included in the Corporation’s annual report on Form 10-K for the fiscal year ended February 28, 2006.

/s/ LAZAR LEVINE & FELIX LLP
LAZAR LEVINE & FELIX LLP
Certified Public Accountants

New York, New York

May 9, 2006

SCHEDULE II

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

Three Years Ended February 28, 2006

Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
Valuation account deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts- accounts receivable

2006	$4,582,000	$—	$(120,000)	$4,702,000

2005	$4,090,000	$285,000	$(207,000)	$4,582,000

2004	$4,084,000	$0	$(6,000)	$4,090,000

(A)	Accounts written off.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2006

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