Form 10-Q
period 2006-05-31
NU HORIZONS ELECTRONICS CORP
filed 2006-07-06
CIK 718074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT

ON FORM 10-Q

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended	Commission file number
May 31, 2006	1-8798

Nu Horizons Electronics Corp.

(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 396 -5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10Q ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock, as of June 30, 2006:

Common Stock – Par Value $.0066	17,596,232
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - May 31, 2006 (unaudited) and February 28, 2006	3.

	Consolidated Condensed Statements of Income (unaudited) - Three Months Ended May 31, 2006 and 2005	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Three Months Ended May 31, 2006 and 2005	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12.-15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16.

Item 4.	Controls and Procedures	17.

Part II.	Other Information	18.

SIGNATURES		19.

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2006	February 28, 2006
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$14,060,000	$10,873,000
Accounts receivable - net of allowance for doubtful accounts of $4,787,000 and $4,702,000 for May 31, 2006 and February 28, 2006, respectively	107,934,000	98,418,000
Inventories	135,665,000	125,178,000
Prepaid expenses and other current assets	2,481,000	1,746,000

TOTAL CURRENT ASSETS	260,140,000	236,215,000

PROPERTY, PLANT AND EQUIPMENT – NET	3,600,000	3,614,000

OTHER ASSETS:
Subordinated note receivable	2,000,000	2,000,000
Other assets	1,766,000	1,645,000

	$267,506,000	$243,474,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$49,460,000	$48,352,000
Accrued expenses	3,518,000	4,515,000
Income taxes payable	2,754,000	1,525,000

TOTAL CURRENT LIABILITIES	55,732,000	54,392,000

LONG TERM LIABILITIES
Revolving credit line	69,400,000	50,600,000
Deferred income taxes	1,689,000	1,339,000

TOTAL LONG TERM LIABILITIES	71,089,000	51,939,000

MINORITY INTEREST IN SUBSIDIARIES	1,622,000	1,487,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 17,596,232 and 17,431,482 shares issued and outstanding for May 31, 2006 and February 28, 2006, respectively	116,000	115,000
Additional paid-in capital	47,167,000	46,924,000
Retained earnings	91,783,000	88,608,000
Other accumulated comprehensive (loss) income	(3,000)	9,000

TOTAL SHAREHOLDERS’ EQUITY	139,063,000	135,656,000

	$267,506,000	$243,474,000

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

	For The Three Months Ended
	May 31, 2006	May 31, 2005
NET SALES	$187,760,000	$121,420,000

COSTS AND EXPENSES:
Cost of sales	159,470,000	102,007,000
Operating expenses	22,123,000	17,954,000

	181,593,000	119,961,000

OPERATING INCOME	6,167,000	1,459,000

OTHER (INCOME) EXPENSE:
Interest (income)	(61,000)	(61,000)
Interest expense	962,000	661,000

	901,000	600,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	5,266,000	859,000
Provision for income taxes	1,956,000	330,000

INCOME BEFORE MINORITY INTERESTS	3,310,000	529,000
Minority interest in earnings of subsidiaries	135,000	54,000

NET INCOME	$3,175,000	$475,000

NET INCOME PER COMMON SHARE
Basic	$.18	$.03

Diluted	$.17	$.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,596,232	16,907,397
Diluted	18,293,721	17,449,570

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended
	May 31, 2006	May 31, 2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$178,186,000	$124,574,000
Cash paid to suppliers and employees	(192,117,000)	(134,579,000)
Interest received	61,000	61,000
Interest paid	(962,000)	(661,000)
Income taxes paid	(603,000)	(299,000)

Net cash (used) by operating activities	(15,435,000)	(10,904,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(297,000)	(283,000)

Net cash (used in) investing activities	(297,000)	(283,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	83,650,000	58,500,000
Repayments under revolving credit line	(64,850,000)	(38,800,000)
Proceeds from exercise of stock options	106,000	84,000
Excess tax benefits from stock based compensation	25,000	—

Net cash provided by financing activities	18,931,000	19,784,000

EFFECT OF EXCHANGE RATE CHANGE	(12,000)	(7,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,187,000	8,590,000
Cash and cash equivalents, beginning of year	10,873,000	7,024,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,060,000	$15,614,000

RECONCILIATION OF NET INCOME TO NET CASH (USED) BY OPERATING ACTIVITIES:

NET INCOME	$3,175,000	$475,000
Adjustments:
Depreciation and amortization	311,000	328,000
Provision for bad debts	58,000	33,000
Deferred income tax	350,000	31,000
Increase in minority interest	135,000	54,000
Stock based compensation expense	138,000	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,574,000)	3,154,000
(Increase) in inventories	(10,487,000)	(14,288,000)
(Increase) in prepaid expenses and other current assets	(735,000)	(1,100,000)
(Increase) decrease in other assets	(121,000)	87,000
Increase in accounts payable and accrued expenses	111,000	322,000
Increase in income taxes payable	1,204,000	—

NET CASH (USED) BY OPERATING ACTIVITIES	$(15,435,000)	$(10,904,000)

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2006 and February 28, 2006 and the results of its operations for the three month periods ended May 31, 2006 and 2005, and its cash flows for the three month periods ended May 31, 2006 and 2005.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2006, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the three-month period ended May 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	May 31, 2006	February 28, 2006
Furniture, fixtures and office equipment	$8,644,000	$8,652,000
Computer equipment	7,616,000	7,321,000
Leasehold improvements	1,255,000	1,255,000

	17,515,000	17,228,000
Less: accumulated depreciation and amortization	13,915,000	13,614,000

	$3,600,000	$3,614,000

Depreciation expense for the quarters ended May 31, 2006 and 2005 aggregated $311,000 and $328,000 respectively

3.	SUBORDINATED NOTE RECEIVABLE:

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

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000. On November 21, 2005, the Company entered into an amendment to the credit agreement to provide for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points, at the option of the Company, through September 29, 2008, the due date of the loan. Direct borrowings under the line of credit were $69,400,000 at May 31, 2006 and $50,600,000 at February 28, 2006. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

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

	For the Three Months Ended
	May 31, 2006	May 31, 2005
NUMERATOR:
Net income	$3,175,000	$475,000

DENOMINATOR:
Basic earnings per common share – weighted-average number of common shares outstanding	17,596,232	16,907,397
Effect of dilutive stock options	697,489	542,173

Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,293,721	17,449,570

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION

Effective March 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and the guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), which establish accounting for share-based compensation awards exchanged for employee services and require companies to expense the estimated fair value of these awards over the requisite employee service period.

Prior to March 1, 2006, the Company accounted for share-based compensation awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The Company elected to adopt, for periods prior to March 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (collectively, “SFAS 123”) which used a fair value based method of accounting for share-based compensation awards.

SFAS 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized under SFAS 123.

The Company adopted the modified prospective transition method provided for under SFAS 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the quarter ended May 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock options granted after March 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

As a result of adopting SFAS 123(R), the Company recorded, as a component of operating expenses, a charge of $95,000 ($58,000 net of related taxes or $.00 per share) for the three months ended May 31, 2006 relating to the expensing of stock options.

SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. As a result, the related excess tax benefits for the three months ended May 31, 2006 of $25,000 is classified as a reduction in cash flows from operating activities and as a cash inflow from financing activities. The actual tax benefit realized from share-based compensation awards during the three months ended May 31, 2006 was $37,000. The Company is not able to estimate the benefits of such tax deductions for future periods as they depend on, among other things, when employees exercise stock options.

The following table presents the Company’s pro forma net income and basic and diluted net income per share for the three months ended May 31, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the Company’s various stock-based compensation plans:

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION (continued)

For the Three Months Ended May 31, 2005
Net income, as reported	$475,000
Impact of stock-based employee compensation expense determined under the fair value method for all awards, net of related taxes	(78,000)

Pro forma net income	$397,000

Net income per share:
Basic - as reported	$.03

Basic - pro forma	$.02

Diluted - as reported	$.03

Diluted - as pro forma	$.02

No stock options were granted during the quarter ended May 31, 2006. For the quarter ended May 31, 2005, the fair value of stock options granted aggregated $83,700 and was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

For the Three Months Ended May 31, 2005
Volatility	$37.5
Expected term in years	5.8
Risk-free interest rate	$2.7
Expected dividend yield	0%

Stock Options

Stock options granted to date under each of the Company’s 1998 and 2000 Stock Option Plans and 2000 and 2002 Key Employee Stock Option Plans generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant. Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of grant.

The following information relates to the stock option activity for the three months ended May 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2006	2,563,408	$6.56
Exercised	(19,250)	5.50
Forfeited	(7,288)	7.12

Outstanding at May 31, 2006	2,536,870	6.56	5.6 years	$5,646,000

Exercisable at May 31, 2006	2,266,998	6.90	6.0 years	$5,613,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	STOCK BASED COMPENSATION (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended May 31, 2006 and 2005 was $160,000 and $93,000, respectively.

Cash received from option exercises during the three months ended May 31, 2006 was $106,000 and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock

Subject to the terms and conditions of the 2002 Key Employee Stock Option Plan, as amended, the compensation committee may grant shares of restricted stock. Shares of restricted stock awarded may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement. Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), generally over a seven-year period. For the three month period ended May 31, 2006, the Company recorded compensation expense aggregating $43,000 relating to the issuance of restricted stock.

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested restricted stock for the three months ended May 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2006	—	$—
Granted	145,500	8.45
Vested	—	—

Non-vested shares at May 31, 2006	145,500	8.45

As of May 31, 2006, there was $2,469,000 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a period of 7 years.

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

Revenues, by geographic area, for the first quarter of each of our last two fiscal years are as follows:

	May 31, 2006	May 31, 2005
Americas	$143,465,000	$91,305,000
Europe	4,247,000	3,511,000
Asia/Pacific	40,048,000	26,604,000

	$187,760,000	$121,420,000

Total assets, by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2006	May 31, 2005
Americas	$181,688,000	$139,413,000
Europe	7,595,000	7,538,000
Asia/Pacific	78,223,000	51,507,000

	$267,506,000	$198,458,000

Long lived assets (net), by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2006	May 31, 2005
Americas	$2,940,000	$3,451,000
Europe	23,000	33,000
Asia/Pacific	637,000	398,000

	$3,600,000	$3,882,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in the Company’s Form 10-K annual report for the year ended February 28, 2006, and in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Overview:

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 2006 and February 28, 2006; (ii) Consolidated Condensed Statements of Operations for the three month periods ended May 31, 2006 and 2005 and (iii) Consolidated Condensed Statements of Cash Flows for the three month periods ended May 31, 2006 and 2005.

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

Commencing in the second half of calendar 2003, the electronics manufacturing and the electronics distribution industries in which the Company operates began to experience double digit sequential and year over year increases in sales dollar volume. Additionally, there have been recent consolidations in the electronics distribution industry, resulting in greater market share for certain of the remaining companies. Management believes that, although the marketplace continues to afford poor near term visibility, the sales dollar volume improvement in the components market worldwide should continue through fiscal 2007, although at a single digit rate. The industry wide increase in sales volume has been accompanied by continued margin pressures, primarily due to the industry shift to production in Asia.

Prior to the industry sales volume increases, the Company adopted a strategy of maintaining its infrastructure and investing in personnel. Recognizing the industry shift to overseas production, the Company significantly increased its Asian operations. The Company also took advantage of the recent industry consolidation by hiring a significant number of additional sales and engineering personnel and adding to its line card. This strategy has yielded positive results to date. Annual sales in Asia increased 24% for the fiscal year 2006 over 2005, while sales in the U.S. increased by 19%. Quarterly sales in Asia increased 50% for the current quarter as compared to the year ago quarter, while sales in the U.S. increased by 57%. Nevertheless, the Company’s book to bill ratio, company wide, remains positive. The Company has increased market share with all of its major suppliers for its semiconductor and passive component businesses year over year and quarter over quarter.

For the quarter ended May 31, 2005, net sales increased to $187,760,000 from $121,420,000 for the prior year quarter with net income of $3,175,000 or $.18 per basic and $.17 per diluted share as compared to net income of $475,000 or $.03 per basic and diluted share in last year’s quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

The following table sets forth for the quarters ended May 31, 2006 and 2005, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended May 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	84.9	84.0
Gross profit	15.1	16.0
Operating expenses	11.8	14.8
Interest expense	.5	.5
Interest (income)	.0	.0
Income before taxes	2.8	.7
Income tax provision	1.0	.3
Income after taxes, before minority interests	1.8	.4
Minority interests	.1	.0
Net income	1.7	.4

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

Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts for estimated bad debts. The Company’s estimate of the allowances needed is based on its past history of collections of accounts receivable from its customers. This history has shown that the Company have always provided sufficient allowances in prior periods. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required thereby reducing our operating income. For example, at May 31, 2006, each additional 1% of accounts receivable requiring an allowance would have reduced operating income by approximately $1,100,000.

Inventory Valuation - Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. In prior periods, reserves required for obsolescence were not material to the Company’s financial statements. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, at May 31, 2006, each additional 1% of inventory that became obsolete and could not be returned under the Company’s many distributor franchise agreements, would have reduced operating income by approximately $1,400,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Results of Operations:

Sales for the three-month period ended May 31, 2006 were $187,760,000 as compared to $121,420,000 for the comparable period of the prior year, an increase of approximately $66,340,000 or 55%. On a sequential basis, sales for the current three month period increased from $164,092,000 for the quarter ended February 28, 2006, an increase of approximately $23,668,000 or 14.4%. Management believes that this sales increase is primarily due to increased market share resulting from industry consolidation, its increased sales personnel and the expansion of its line card and customer base, both domestically and in Asia. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that the industry growth rate in the near term will be in the single digits.

The gross profit margin for the quarter ended May 31, 2006 was 15.1% as compared to 16.0% for the prior year quarter ended May 31, 2005 and 15.4% for the immediate prior quarter ended February 28, 2006. Management believes that this continuing gross margin pressure results from a change in the Company’s product mix and increased order size coupled with sales in the Asian market, which requires lower selling prices due to volume demand from large Asian contract manufacturers. Management believes that margin pressures may continue during the balance of the first half of fiscal 2007 and possibly stabilize in the second half of the fiscal year, however, no assurances can be given in this regard.

Operating expenses increased to $22,123,000 for the three months ended May 31, 2006, from $17,954,000 for the three month period ended May 31, 2005, an increase of approximately $4,169,000 or 23.2%. The dollar increase in operating expenses was due to increases in the following expense categories: approximately $3,383,000 or 81% of the increase for the three-month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits, in each case primarily related to new hires to support expanded supplier relationships. Management made a strategic decision to invest in expanding the Company’s personnel during the recent phase of industry consolidation. Management believes this investment will enable the Company to continue to achieve sales growth in excess of that currently being experienced by the industry, although no assurances can be given in this regard. Approximately $138,000 or 3% of the increase was related to initiating the expensing of stock options and restricted stock and $648,000 or 16% of the increase was a result of the net increases in various other expenses and fees such as transportation, rents, utilities, telephone, insurance and computer expenses among others.

Interest expense increased to $962,000 for the three months ended May 31, 2006, from $661,000 for the three month period ended May 31, 2005. The increase in interest expense for the current period resulted from increased bank borrowings incurred to support an increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings over the last twelve month period.

Net income for the three-month period ended May 31, 2006 was $ 3,175,000 or $.18 per basic and $.17 per diluted share as compared to net income of $475,000 or $.03 per basic and diluted share for the three-month period ended May 31, 2005. Management attributes the increase in earnings for the period to increased gross margin dollars exceeding the increase in operating and interest expenses.

Liquidity and Capital Resources:

At May 31, 2006, the Company’s current ratio was 4.7:1 as compared to 4.3:1 at February 28, 2006. Working capital increased from approximately $182,000,000 at February 28, 2006 to approximately $204,000,000 at May 31, 2006, while cash increased from February 28, 2006 to May 31, 2006 by approximately $3,187,000 to $14,060,000.

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000. On November 21, 2005, the Company entered into an amendment to the credit agreement to provide for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points, at the option of the Company, through September 29, 2008, the due date of the loan. Direct borrowings under the line of credit were $69,400,000 at May 31, 2006 and $50,600,000 at February 28, 2006. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

Liquidity and Capital Resources (continued):

The Company has reached a preliminary agreement with a Singapore bank to provide a $30 million secured line of credit to the Company’s Asian subsidiaries and thereby finance the company’s Asian operations. The Company expects to enter into a definitive loan agreement with respect to this facility early in its second fiscal quarter.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned agreements, will be sufficient to meet its financing requirements for at least the next twelve-month period.

Proposed Acquisition:

On June 15, 2006, the Company entered into a non-binding letter of intent to acquire DT Electronics Limited, a franchised technical distributor of electronic components based in Coventry, United Kingdom. Consummation of the transaction is subject to certain requirements, including the satisfactory completion by the Company of its due diligence investigation and the execution by the parties of a definitive purchase agreement that has been approved by the Company’s board of directors. The transaction is expected to close on or about August 15, 2006. Financing for the acquisition will come from the Company’s existing cash on hand plus borrowings on current bank lines of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $200,000 for the three month period ended May 31, 2006. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

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

The Company’s total assets in its foreign subsidiaries was $85.8 million and $59.0 million at May 31, 2006 and 2005 respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended May 31, 2006. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-Q, The Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes made in the Company’s internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A Risk Factors

There have not been any material changes to the Company’s risk factors as discussed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.

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

Nu Horizons Electronics Corp.
Registrant

Date:	July 5, 2006	/s/ Arthur Nadata
Arthur Nadata Chairman and CEO

Date:	July 5, 2006	/s/ Paul Durando
Paul Durando, Vice President-Finance and Chief Financial Officer