Form 10-Q
period 2006-08-31
NU HORIZONS ELECTRONICS CORP
filed 2006-10-06
CIK 718074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT
ON FORM 10-Q
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended	Commission file number
August 31, 2006	1-8798

Nu Horizons Electronics Corp.

(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of October 4, 2006:

Common Stock - Par Value $.0066	17,944,930
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

Part I.	Financial Information	Page(s)

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets -
	August 31, 2006 (unaudited) and February 28, 2006	3.

	Consolidated Condensed Statements of Income (unaudited) -
	Three and Six Months Ended August 31, 2006 and 2005	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	Six Months Ended August 31, 2006 and 2005	5.

	Notes to Interim Consolidated Condensed Financial
	Statements (unaudited)	6.-11.

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12.-15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16.

Item 4.	Controls and Procedures	17.

Part II.	Other Information	18.

SIGNATURES		19.

CERTIFICATIONS		20.-23.

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2006	February 28, 2006
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$9,995,000	$10,873,000
Accounts receivable - net of allowance for doubtful accounts of $4,798,000 and $4,702,000 as of
August 31, 2006 and February 28, 2006, respectively	118,871,000	98,418,000
Inventories	129,763,000	125,178,000
Prepaid expenses and other current assets	2,251,000	1,746,000
TOTAL CURRENT ASSETS	260,880,000	236,215,000

PROPERTY, PLANT AND EQUIPMENT - NET	3,640,000	3,614,000

OTHER ASSETS:
Cost in excess of net assets acquired	4,879,000	-
Subordinated note receivable	-	2,000,000
Other assets	1,686,000	1,645,000

TOTAL ASSETS	$271,085,000	$243,474,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$40,064,000	$48,352,000
Accrued expenses	8,642,000	4,515,000
Bank credit line	3,099,000	-
Income taxes payable	4,064,000	1,525,000
TOTAL CURRENT LIABILITIES	55,869,000	54,392,000

LONG TERM LIABILITIES
Revolving credit line	66,900,000	50,600,000
Deferred income taxes	2,111,000	1,339,000
TOTAL LONG TERM LIABILITIES	69,011,000	51,939,000

MINORITY INTEREST IN SUBSIDIARIES	1,661,000	1,487,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 17,849,605 and 17,431,482 shares issued
and outstanding as of August 31, 2006 and February 28, 2006, respectively	119,000	115,000
Additional paid-in capital	49,154,000	46,924,000
Retained earnings	95,268,000	88,608,000
Other accumulated comprehensive income	3,000	9,000
TOTAL SHAREHOLDERS’ EQUITY	144,544,000	135,656,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$271,085,000	$243,474,000

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005

NET SALES	$193,522,000	$128,265,000	$381,281,000	$249,685,000

COSTS AND EXPENSES:
Cost of sales	164,418,000	107,564,000	323,888,000	209,571,000
Operating expenses	22,870,000	18,600,000	44,997,000	36,554,000
	187,288,000	126,164,000	368,885,000	246,125,000

OPERATING INCOME	6,234,000	2,101,000	12,396,000	3,560,000

OTHER (INCOME) EXPENSE
Interest income	(450,000)	(113,000)	(516,000)	(174,000)
Interest expense	931,000	731,000	1,893,000	1,392,000
	481,000	618,000	1,377,000	1,218,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	5,753,000	1,483,000	11,019,000	2,342,000

Provision for income taxes	2,228,000	503,000	4,184,000	833,000

INCOME BEFORE MINORITY INTERESTS	3,525,000	980,000	6,835,000	1,509,000

Minority interest in earnings of subsidiaries	40,000	160,000	175,000	214,000

NET INCOME	$3,485,000	$820,000	$6,660,000	$1,295,000

NET INCOME PER COMMON SHARE:

Basic	$.20	$.05	$.38	$.08

Diluted	$.19	$.05	$.36	$.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,697,958	16,907,397	17,638,535	16,907,397
Diluted	18,655,852	17,367,115	18,462,094	17,429,854

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Six Months Ended
	August 31, 2006	August 31, 2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$368,172,000	$249,720,000
Cash paid to suppliers and employees	(380,106,000)	(252,332,000)
Interest received	516,000	174,000
Interest paid	(1,893,000)	(1,392,000)
Income taxes (paid) refunded	(1,220,000)	223,000
Net cash used in operating activities	(14,531,000)	(3,607,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(574,000)	(525,000)
Payments for the acquisition of DT Electronics	(6,023,000)	-
Net cash used in investing activities	(6,597,000)	(525,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	144,850,000	103,845,000
Repayments under revolving credit line	(128,550,000)	(98,645,000)
Proceeds from exercise of stock options	1,965,000	74,000
Proceeds from settlement of subordinated note	2,000,000	-
Net cash provided by financing activities	20,265,000	5,274,000

EFFECT OF EXCHANGE RATE CHANGE	(15,000)	70,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(878,000)	1,212,000

Cash and cash equivalents, beginning of year	10,873,000	7,024,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,995,000	$8,236,000

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

NET INCOME	$6,660,000	$1,295,000
Adjustments:
Depreciation and amortization	639,000	640,000
Provision for bad debts	90,000	354,000
Deferred income tax	775,000	-
Increase in minority interest	174,000	214,000
Stock based compensation	269,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(13,109,000)	35,000
(Increase) in inventories	(1,443,000)	(8,748,000)
(Increase) in prepaid expenses and other current assets	(787,000)	(1,288,000)
(Increase) decrease in other assets	(41,000)	80,000
(Decrease) increase in accounts payable and accrued expenses	(10,261,000)	2,756,000
Increase in income taxes payable	2,503,000	1,055,000

NET CASH (USED) BY OPERATING ACTIVITIES	$(14,531,000)	$(3,607,000)

See notes to interim consolidated condensed financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its directly or indirectly wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, DT Electronics Ltd. ("DT"), contain all adjustments necessary to present fairly the Company’s financial position as of August 31, 2006 and February 28, 2006 and the results of its operations for the three and six month periods ended August 31, 2006 and 2005, and its cash flows for the six month periods ended August 31, 2006 and 2005.

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

The results of operations for the three and six month periods ended August 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	ACQUISITIONS:

On August 29, 2006, the Company acquired the electronic components distribution business of DT. The operating results of DT are reflected in the accompanying financial statements since the date of acquisition.

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The following table presents the preliminary allocations of the aggregate purchase price for the DT acquisition based on their estimated fair values. Such amounts are subject to change upon finalizing valuations.

The initial purchase price for DT as of the acquisition date was $5,731,000. The transaction also provides for potential additional payments to the seller in three installments through 2009 from a guaranteed minimum of approximately $1,611,000 to a maximum of approximately $4,700,000. Payments of any amounts above the minimum are contingent upon the attainment of certain earnings milestones by DT during the three year period.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Purchase price (including guaranteed future payments of approximately
$1,611,000)	$7,342,000
Direct acquisition costs	292,000
Total purchase price	$7,634,000

Allocation of purchase price:
Accounts receivable	$7,434,000
Inventory	3,142,000
Other current assets	11,000
Fixed assets	91,000
Estimated guaranteed payments due seller	(1,611,000)
Accounts payable/accrued expenses	(2,880,000)
Bank credit line	(3,099,000)
Taxes payable	(325,000)
Comprehensive income	(8,000)
Cost in excess of net assets acquired	4,879,000
Total purchase price	$7,634,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

2.	ACQUISITIONS (continued) :

The following unaudited proforma information of the Company is provided to give effect to the DT acquisition assuming it occurred as of March 1, 2005:

	For the Three Months Ended		For the Six Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Net sales	$201,925,000	$134,296,000	$397,692,000	$261,748,000
Net income	3,864,000	844,000	7,127,000	1,343,000
Net income per share:
Basic	$.21	$.05	$.40	$.08
Diluted	$.20	$.05	$.39	$.08

The proforma amounts above reflect interest on the purchase price assuming the acquisition occurred as of March 1, 2005, with interest calculated at the Company's borrowing rate under its credit facility for the respective period. The proforma net earnings above assumes an income tax provision at the Company's consolidated tax rate for the respective year. The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2006 fiscal year or of future operating performance.

3.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	August 31, 2006	February 28, 2006

Furniture, fixtures and office equipment	$8,799,000	$8,652,000
Computer equipment	7,830,000	7,321,000
Leasehold improvements	1,255,000	1,255,000
	17,884,000	17,228,000
Less: accumulated depreciation and amortization	14,244,000	13,614,000
	$3,640,000	$3,614,000

Depreciation expense for the six month periods ended August 31, 2006 and 2005 aggregated $639,000 and $640,000 respectively. Depreciation expense for the three months ended August 31, 2006 and 2005 was $328,000 and $312,000 respectively.

4.    SUBORDINATED NOTE RECEIVABLE:

On August 23, 2001, the Company completed the sale of the assets of its contract-manufacturing subsidiary, Nu Visions Manufacturing, Inc., (“Nu Visions”). The selling price of $31,563,000 consisted of $2,000,000 in a Junior Subordinated Note and $29,563,000 in cash. The $2,000,000 Junior Subordinated Note, dated August 23, 2001 was issued by the buyer, had a maturity date of May 14, 2007, was subordinate in right of payment to all existing and future indebtedness of the issuer and accrued interest on the principal amount, to, and including the maturity date, at a rate of 8% per annum. On August 29, 2006, this note was fully paid, including interest in the amount of $350,000.

5.    DEBT:

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000. On November 21, 2005, the Company entered into an amendment to the credit agreement to provide for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points, at the option of the Company, through September 29, 2008, the due date of the loan. Direct borrowings under the line of credit were $66,900,000 at August 31, 2006 and $50,600,000 at February 28, 2006. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.    DEBT (continued):

The Company also has a receivables financing agreement with Barclays Bank in England (the "Bank Credit Line"), which provides for maximum borrowings of £2.5 million (approximately $4.6 million) which bears interest at the bank's base rate plus 175 basis points.

The Company has reached a preliminary agreement with a Singapore bank to provide a $30 million secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. The Company expects to enter into a definitive loan agreement with respect to this facility early in its third fiscal quarter.

6.    NET INCOME PER SHARE:

Basic earnings per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of convertible securities into common stock.

	For the Three Months Ended		For the Six Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
NUMERATOR:
Net income	$3,485,000	$820,000	$6,660,000	$1,295,000

DENOMINATOR
Basic earnings per common share - weighted-average number of
common shares outstanding	17,697,958	16,907,397	17,638,535	16,907,397
Effect of dilutive stock options	957,894	459,718	823,559	522,457
Diluted earnings per common share - adjusted weighted-average
number of common shares outstanding	18,655,852	17,367,115	18,462,094	17,429,854

7.    STOCK BASED COMPENSATION:

Effective March 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and the guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), which established the accounting for share-based compensation awards exchanged for employee services and require companies to expense the estimated fair value of these awards over the requisite employee service period.

Prior to March 1, 2006, the Company accounted for share-based compensation awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The Company elected to adopt, for periods prior to March 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (collectively, “SFAS 123”) which used a fair value based method of accounting for share-based compensation awards.

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.    STOCK BASED COMPENSATION (continued):

The Company adopted the modified prospective transition method provided for under SFAS 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the three and six months ended August 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock options granted after March 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

As a result of adopting SFAS 123(R), the Company recorded, as a component of operating expenses, a charge of $177,000 for the six months ended August 31, 2006 ($108,000 net of related taxes or $.00 per share) and a charge of $82,000 ($50,000 net of related taxes or $.00 per share) for the three months ended August 31, 2006 relating to the expensing of stock options.

The following table presents the Company’s pro forma net income and basic and diluted net income per share for the three and six months ended August 31, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the Company’s various stock-based compensation plans:

	For the Three Months Ended August 31, 2005	For the Six Months Ended August 31, 2005

Net income, as reported	$820,000	$1,295,000
Impact of stock-based employee compensation expense determined under the fair value method for all awards, net of related taxes	(45,000)	(123,000)
Pro forma net income	$775,000	$1,172,000

Net income per share:
Basic - as reported	$.05	$.08
Basic - pro forma	$.05	$.07

Diluted - as reported	$.05	$.07
Diluted - as pro forma	$.04	$.07

No stock options were granted during the quarter ended August 31, 2006. For the six months ended August 31, 2005, the fair value of stock options granted aggregated $45,000 and was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

For the Six Months Ended August 31, 2005
Volatility	37.5%
Expected term in years	2-7 years
Risk-free interest rate	2.7%
Expected dividend yield	0

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.    STOCK BASED COMPENSATION (continued):

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

The following information relates to the stock option activity for the six months ended August 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2006	2,563,408	$6.56
Exercised	(184,373)	5.23
Forfeited	(7,288)	7.12

Outstanding at August 31, 2006	2,371,747	6.66	5.6 years	$17,488,000
Exercisable at August 31, 2006	2,266,205	6.58	6.0 years	$16,898,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first and second quarters of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three and six months ended August 31, 2006 and 2005 was $1,457,000 and $1,617,000, respectively.

Cash received from option exercises during the six months ended August 31, 2006 was $1,965,000 and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Option Plan, as amended, the compensation committee may grant shares of restricted stock. Shares of restricted stock awarded may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement. Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a seven-year period. For the three month and six month periods ended August 31, 2006, the Company recorded compensation expense aggregating $48,000 and $92,000 relating to the issuance of restricted stock.

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the six months ended August 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2006	-	$-
Granted	163,000	8.54
Vested	-	-
Non-vested shares at August 31, 2006	163,000	8.54

As of August 31, 2006, there was $1,300,000 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a period of 7 years.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.    BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

A majority (approximately 74%) of the Company’s business is conducted in the United States, while the remaining operations are conducted overseas through foreign subsidiaries.

The following table presents revenues by geographic area:

	Three Months Ended		Six Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005

Americas	$141,558,000	$92,131,000	$285,022,000	$183,436,000
Europe	5,278,000	3,792,000	9,525,000	7,303,000
Asia/Pacific	46,686,000	32,342,000	86,734,000	58,946,000
	$193,522,000	$128,265,000	$381,281,000	$249,685,000

Total assets, by geographic area, as of the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2006	August 31, 2005

Americas	$185,255,000	$132,245,000
Europe	23,767,000	9,043,000
Asia/Pacific	62,063,000	47,176,000
	$271,085,000	$188,464,000

Long lived assets (net), by geographic area, as of the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2006	August 31, 2005

Americas	$2,907,000	$3,364,000
Europe	110,000	30,000
Asia/Pacific	623,000	419,000
	$3,640,000	$3,813,000

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

Overview:

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 2006 and February 28, 2006; (ii) Consolidated Condensed Statements of Operations for the three and six month periods ended August 31, 2006 and 2005 and (iii) Consolidated Condensed Statements of Cash Flows for the six month periods ended August 31, 2006 and 2005.

Nu Horizons Electronics Corp. (the “Company”) and its direct and indirect wholly-owned subsidiaries, NIC Components Corp. (“NIC”), NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services LTD PTE, Titan Supply Chain Services Limited, and DT Electronics Ltd. ("DT") and its majority owned subsidiaries, NIC Components Asia PTE LTD (“NIA”) and NIC Components Europe Limited (“NIE”), are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks.

Commencing in the second half of calendar 2003, the electronics manufacturing and the electronics distribution industries in which the Company operates began to experience double digit sequential and year over year increases in sales dollar volume. Additionally, there have been recent consolidations in the electronics distribution industry, resulting in greater market share for certain of the remaining companies. Management believes that, although the marketplace continues to afford poor near term visibility, the sales dollar volume improvement in the components market worldwide should continue through fiscal 2007. The industry wide increase in sales volume has been accompanied by continued margin pressures, primarily due to the industry shift to production in Asia.

Prior to the industry sales volume increases, the Company adopted a strategy of maintaining its infrastructure and investing in personnel. Recognizing the industry shift to overseas production, the Company significantly increased its Asian operations. The Company also took advantage of the recent industry consolidation by hiring a significant number of additional sales and engineering personnel and adding to its line card. This strategy has yielded positive results to date. Annual sales in Asia increased 41.1% for the fiscal year 2006 over 2005, while sales in the U.S. increased by 54.9%. Quarterly sales in Asia increased 34.9% for the current quarter as compared to the year ago quarter, while sales in the U.S. increased by 53.9%. Nevertheless, the Company’s book to bill ratio, company wide, remains positive. The Company has increased market share with all of its major suppliers for its semiconductor and passive component businesses year over year and quarter over quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

For the six months ended August 31, 2006, net sales increased 52.7% to $381,281,000 from $249,685,000 for the prior year period while net income increased 414.0% to $6,660,000 or $.38 per basic and $.36 per diluted share as compared with net income of $1,295,000 or $.08 per basic and $.07 per diluted share in the prior year period. For the quarter ended August 31, 2006, net sales increased 50.8% to $193,522,000 from $128,265,000 for the prior year quarter while net income increased 324.3% to $3,485,000 or $.20 per basic and $.19 per diluted share as compared with net income of $820,000 or $.05 per basic and diluted share in last year’s second quarter
The following table sets forth for the three and six month periods ended August 31, 2006 and 2005, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended Aug. 31,		Six Months Ended Aug. 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.9	83.9	84.9	83.9
Gross profit	15.1	16.1	15.1	16.1
Operating expenses	11.9	14.5	11.8	14.6
Interest expense	.5	.6	.5	.6
Interest (income)	(.2)	-	(.1)	-
Income before taxes	2.9	1.1	2.9	.9
Income tax provision	1.2	.4	1.1	.3
Income after taxes, before minority interests	1.7	.7	1.8	.6
Minority interests	.1	.1	.1	.1
Net income	1.6	.6	1.7	.5

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

Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts for estimated bad debts. The Company’s estimate of the allowances needed is based on its past history of collections of accounts receivable from its customers. This history has shown that the Company has always provided sufficient allowances in prior periods. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required thereby reducing the Company's operating income. For example, at August 31, 2006, each additional 1% of accounts receivable requiring an allowance would have reduced operating income by approximately $1,200,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Inventory Valuation - Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. In prior periods, reserves required for obsolescence were not material to the Company’s financial statements. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, at August 31, 2006, each additional 1% of inventory that became obsolete and could not be returned under the Company’s many distributor franchise agreements, would have reduced operating income by approximately $1,300,000.

Results of Operations:

Three Months Ended August 31, 2006 compared to Three Months Ended August 31, 2005

Sales for the three month period ended August 31, 2006 were $193,522,000 as compared to $128,265,000 for the comparable period of the prior year, an increase of $65,257,000 or 50.9%. Management believes that the industry near term growth rate will be in double digits. However, the marketplace does not provide intermediate term visibility, and therefore, management is currently unable to estimate the Company’s sales and earnings for the balance of this fiscal year.

The gross profit margin for the quarter ended August 31, 2006 was 15.0% as compared to 16.1% for the quarter ended August 31, 2005. Management believes that the increased gross margin pressure experienced in the quarter resulted from a change in the Company’s product mix and increased order size, in conjunction with increased sales in the Asia Pacific markets which requires lower selling prices to secure high volume business from large Asian contract manufacturers. Margin pressures appear to have stabilized and management believes that margins will not continue to decline, however, no assurances can be given in this regard.

As a percentage of sales, operating expenses decreased to 11.81% from 14.65% in the comparable period of the prior year. Operating expenses increased to $22,870,000 for the three months ended August 31, 2006 from $18,600,000 for the three month period ended August 31, 2005, an increase of $4,270,000 or 23.0%. The dollar increase in operating expenses of $3,633,000 was due primarily to increases in personnel related expenses such as bonuses, commissions, salaries, travel and fringe benefits primarily related to new hires to support expanded supplier relationships. Approximately $217,000 or 5.0% of the increase was for rental agreement increases.

Interest expense increased to $931,000 for the three months ended August 31, 2006 from $731,000 for the three month period ended August 31, 2005. This increase in interest expense for the three month current period resulted from higher interest rates and larger bank borrowing balances incurred to support increases in both accounts receivable and inventories. Interest income resulted primarily from the settlement and payment of a Subordinated Note Receivable and $350,000 of interest income related thereto.

Net income for the three month period ended August 31, 2006 was $3,485,000 or $.20 per basic and $.19 per diluted share as compared to a net income of $820,000 or $.05 per both basic and diluted share for the three month period ended August 31, 2005. Management attributes the increase in earnings for the 2006 period to increased net sales and lower operating expenses as a percentage of sales.

Six Months Ended August 31, 2006 compared to Six Months Ended August 31, 2005

Sales for the six month period ended August 31, 2006 were $381,281,000 as compared to $249,685,000 for the comparable period of the prior year, an increase of $131,596,000 or 52.7%.

The gross profit margin for the six months and quarter ended August 31, 2006 was 15.0% as compared to 16.1% for the six months ended August 31, 2005. Management believes that the increased gross margin pressure experienced in the first two quarters of fiscal 2007 resulted from a change in the Company’s product mix and increased order size, in conjunction with increased sales in the Asia Pacific markets which requires lower selling prices to secure high volume business from large Asian contract manufacturers. Margin pressures appear to have stabilized during the first half of fiscal 2007 and management believes that margins will not continue to decline, however, no assurances can be given in this regard.

As a percentage of sales, operating expenses decreased to 11.80% from 14.62% in the comparable period of the prior year. Operating expenses increased to $44,997,000 for the six months ended August 31, 2006 from $36,554,000 for the six months ended August 31, 2005, an increase of $8,443,000 or 23.1%. The dollar increase in operating expenses was due to increases in the following expense categories; Approximately $7,275,000 or 86.0% of the increase for the six month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits primarily related to new hires to support expanded supplier relationships. Approximately $431,000 or 5.0% of the increase was for rental agreement increases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Interest expense increased to $1,893,000 for the six months ended August 31, 2006 from $1,392,000 for the six months ended August 31, 2005. This increase in interest expense for the current period resulted from greater bank borrowings incurred to support an increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings in the current periods.

Net income for the six month period ended August 31, 2006 was $6,660,000 or $.38 per basic share and $.36 per diluted share as compared to a net income of $1,295,000 or $.08 per basic share and $.07 per diluted share for the six month period ended August 31, 2005. Management attributes the increase in earnings for the 2006 period to increased net sales coupled with a decrease in operating expenses as a percentage of sales.

Liquidity and Capital Resources:

At August 31, 2006, the Company’s current ratio was 4.7:1 as compared to 4.3:1 at February 28, 2006. Working capital increased to $205,011,000 at August 31, 2006 from $181,823,000 at February 28, 2006, while cash decreased from $10,873,000 at February 28, 2006 to $9,995,000 at August 31, 2006.

On September 30, 2004, the Company entered into a secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $100,000,000 utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory positions at any given month end. Borrowings under the credit line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points at the option of the Company, through September 29, 2008, the due date of the loan. Direct borrowings under the line of credit were $66,900,000 at August 31, 2006 and $50,600,000 at February 28, 2006. As of the end of each of the fiscal periods, the Company had met all of the required bank covenants.

On August 29, 2006, the Company acquired the electronics components division of DT Electronics ("DT"). The initial purchase price for DT as of the acquisition date was $5,731,000. The transaction also provides for potential additional payments to the seller in three installments through 2009 from a guaranteed minimum of approximately $1,611,000 to a maximum of approximately $4,700,000. Payments of any amounts above the minimum are contingent upon the attainment of certain earnings milestones by DT during the three year period. The DT acquisition was funded from existing cash on hand.

The Company also has a receivable financing agreement with Barclays Bank in England which provides for maximum borrowings of £2.5 million (approximately $4.6 million) which bear interest at the bank's base rate plus 175 basis points.

The Company has reached a preliminary agreement with a Singapore bank to provide a $30 million secured line of credit to the Company’s Asian subsidiaries and thereby finance the company’s Asian operations. The Company expects to enter into a definitive loan agreement with respect to this facility early in its third fiscal quarter.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned agreements, will be sufficient to meet its financing requirements for at least the next twelve-month period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $170,000 for the three month period ended August 31, 2006 and $352,000 for the six month period ending August 31, 2006. As a borrower, the Company is subject to the risk associated with fluctuating interest rates and therefore, could incur increased interest expense.

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

The Company’s total assets in its foreign subsidiaries was $62.1 million and $47.2 million at August 31, 2006 and 2005, respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended August 31, 2006. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)); however, due to the fact that the acquisition of DT was consummated on August 29, 2006, the evaluation did not include an evaluation of DT’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-Q, The Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes made in the Company’s internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

As a result of the DT acquisition, the Company is currently evaluating its operations and, commencing in the third quarter of fiscal 2007, integrating DT’s operations, including its inventory management systems and other internal controls.

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

PART II. OTHER INFORMATION

ITEM 1A Risk Factors

There have not been any material changes to the Company’s risk factors as discussed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.

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

Nu Horizons Electronics Corp.
Registrant

Date: October 6, 2006	By:	/s/ Arthur Nadata
Arthur Nadata Chairman and Chief Executive Officer

Date: October 6, 2006	By:	/s/ Kurt Freudenberg
Kurt Freudenberg Vice President, Treasurer
and Chief Financial Officer