Form 10-Q
period 2007-05-31
NU HORIZONS ELECTRONICS CORP
filed 2007-07-09
CIK 718074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT
ON FORM 10-Q
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended	Commission file number
May 31, 2007	1-8798

Nu Horizons Electronics Corp.
(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of June 30, 2007:

Common Stock - Par Value $.0066	18,357,087
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

Part I.	Financial Information	Page(s)

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income (unaudited) -
	Three Months Ended May 31, 2007 and 2006	3.

	Consolidated Condensed Balance Sheets -
	May 31, 2007 (unaudited) and February 28, 2007	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	Three Months Ended May 31, 2007 and 2006	5.

	Notes to Interim Consolidated Condensed Financial
	Statements (unaudited)	6.-10.

	Review Report of Independent Registered Public Accounting Firm	11.

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12.-15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16.

Item 4.	Controls and Procedures	17.

Part II.	Other Information	18.

SIGNATURES		19.

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months Ended
	May 31, 2007	May 31, 2006

NET SALES	$192,327,000	$187,760,000

COSTS AND EXPENSES:
Cost of sales	162,789,000	159,470,000
Operating expenses	25,597,000	22,123,000
	188,386,000	181,593,000

OPERATING INCOME	3,941,000	6,167,000

OTHER (INCOME) EXPENSE:
Interest (income)	(15,000)	(61,000)
Interest expense	928,000	962,000
	913,000	901,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	3,028,000	5,266,000

Provision for income taxes	1,124,000	1,956,000

INCOME BEFORE MINORITY INTERESTS	1,904,000	3,310,000

Minority interest in earnings of subsidiaries	90,000	135,000

NET INCOME	$1,814,000	$3,175,000

NET INCOME PER COMMON SHARE

Basic	$.10	$.18

Diluted	$.10	$.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,217,603	17,596,232
Diluted	19,046,335	18,293,721

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2007	February 28, 2007
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,787,000	$4,747,000
Accounts receivable - net of allowance for doubtful accounts of $4,921,000 and $4,985,000, respectively	128,999,000	119,946,000
Inventories	134,072,000	119,311,000
Prepaid expenses and other current assets	3,872,000	4,454,000
TOTAL CURRENT ASSETS	270,730,000	248,458,000

PROPERTY, PLANT AND EQUIPMENT - NET	4,857,000	3,381,000

OTHER ASSETS:
Cost in excess of net assets acquired	8,332,000	8,332,000
Other assets	4,851,000	4,055,000
	$288,770,000	$264,226,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$61,815,000	$62,410,000
Accrued expenses	7,611,000	8,579,000
Bank credit line	2,693,000	2,327,000
Income taxes payable	5,261,000	3,927,000
TOTAL CURRENT LIABILITIES	77,380,000	77,243,000

LONG TERM LIABILITIES:
Revolving credit line	52,200,000	30,000,000
Due to seller	3,378,000	3,378,000
Deferred income taxes	2,422,000	2,369,000
TOTAL LONG TERM LIABILITIES	58,000,000	35,747,000

MINORITY INTEREST IN SUBSIDIARIES	2,002,000	1,912,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,357,087 and 18,158,034 shares issued and outstanding for May 31, 2007 and February 28, 2007, respectively	121,000	120,000
Additional paid-in capital	50,961,000	50,670,000
Retained earnings	100,335,000	98,521,000
Other accumulated comprehensive (loss) income	(29,000)	13,000
TOTAL SHAREHOLDERS’ EQUITY	151,388,000	149,324,000

	$288,770,000	$264,226,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31, 2007	May 31, 2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$183,274,000	$178,186,000
Cash paid to suppliers and employees	(202,796,000)	(192,117,000)
Interest received	15,000	61,000
Interest paid	(704,000)	(962,000)
Income taxes paid	(1,446,000)	(603,000)
Net cash (used) by operating activities	(21,657,000)	(15,435,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,847,000)	(297,000)
Net cash (used in) investing activities	(1,847,000)	(297,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	79,736,000	83,650,000
(Repayments) under revolving credit line	(57,170,000)	(64,850,000)
Proceeds from exercise of stock options	20,000	106,000
Excess tax benefits from stock based compensation	-	25,000
Net cash provided by financing activities	22,586,000	18,931,000

EFFECT OF EXCHANGE RATE CHANGE	(42,000)	(12,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(960,000)	3,187,000

Cash and cash equivalents, beginning of year	4,747,000	10,873,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,787,000	$14,060,000

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:

NET INCOME	$1,814,000	$3,175,000
Adjustments:
Depreciation and amortization	371,000	311,000
Bad debt reserve	-	58,000
Deferred income tax	53,000	350,000
Minority interest	90,000	135,000
Stock based compensation	272,000	138,000
Changes in assets and liabilities net of effect of acquisition:
Accounts receivable	(9,053,000)	(9,574,000)
Inventories	(14,761,000)	(10,487,000)
Prepaid expenses and other current assets	582,000	(735,000)
Other assets	(796,000)	(121,000)
Accounts payable and accrued expenses	(1,563,000)	111,000
Income taxes	1,334,000	1,204,000

NET CASH (USED) BY OPERATING ACTIVITIES	$(21,657,000)	$(15,435,000)

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, DT Electronics Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited and its majority owned subsidiaries, NIC Components Asia PTE LTD, NIC Components Europe Limited, Nu Horizons Electronics (Shanghai) Co. Ltd., and Nu Horizons Electronics Asia Pte Ltd. Korea contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2007 and February 28, 2007 and the results of its operations for the three month periods ended May 31, 2007 and 2006, and its cash flows for the three month periods ended May 31, 2007 and 2006.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2007, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the three-month period ended May 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	ACQUISITION:

On August 29, 2006, the Company acquired the outstanding shares of DT Electronics Limited ("DT"), an entity engaged in the electronic components distribution business in the United Kingdom. The operating results of DT are reflected in the accompanying financial statements since the date of acquisition. Reference is made to Note 3 of the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended February 28, 2007 in which the Company has previously disclosed certain purchase price information, as well as the preliminary allocations of the net consideration paid. The preliminary purchase price allocation is subject to refinement when the valuation of intangibles is complete.

The following unaudited pro forma information of the Company is provided to give effect to the DT acquisition assuming it occurred as of March 1, 2006, the beginning of the earliest period presented:

For the Three Months Ended
May 31, 2006
Net sales	$193,328,000
Net income	$3,392,000
Net income per share:
Basic	$.19
Diluted	$.19

The pro forma amounts above reflect interest on the purchase price assuming the acquisition occurred as of March 1, 2006, with interest calculated at the Company's borrowing rate under its credit facility for the period. The pro forma net earnings above assumes an income tax provision at the Company's consolidated tax rate for the applicable year. The information presented above is for illustrative purposes only and is not indicative of results that may have been achieved if the acquisition had occurred as of the beginning of the Company's 2007 fiscal year or of future operating performance.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	May 31, 2007	February 28, 2007

Furniture, fixtures and office equipment	$10,187,000	$8,895,000
Computer equipment	8,759,000	8,204,000
Leasehold improvements	1,255,000	1,255,000
	20,201,000	18,354,000
Less: accumulated depreciation and amortization	15,344,000	14,973,000
	$4,857,000	$3,381,000

Depreciation expense for the quarters ended May 31, 2007 and 2006 aggregated $371,000 and $311,000 respectively.

4.	DEBT:

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $150,000,000 (the "Revolving Credit Line"). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $52,200,000 at May 31, 2007 and $30,000,000 at February 28, 2007. LIBOR rates ranged from 6.82% to 6.90% at May 31, 2007. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants under the Revolving Credit Line.

The Company also has a receivables financing agreement with a bank in England (the "Bank Credit Line"), which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) with interest at the bank's base rate plus 1.65% (7.15% at May 31, 2007). Borrowings under the Bank Credit Line were £1,361,000 ($2,693,000) at May 31, 2007.

On November 20, 2006, the Company entered a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5%. As part of this agreement, the Company must maintain a compensating balance of $2,250,000, which amount is included in other assets. At May 31, 2007, there were no borrowings under this credit line.

5.	NET INCOME PER SHARE:

Basic earnings per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of common stock equivalents into common stock.

	For the Three Months Ended
	May 31, 2007	May 31, 2006
NUMERATOR:
Net income	$1,814,000	$3,175,000

DENOMINATOR:
Basic earnings per common share - weighted-average number of common shares outstanding	18,217,603	17,596,232
Effect of dilutive stock options	828,732	697,489
Diluted earnings per common share - adjusted weighted-average number of common shares outstanding	19,046,335	18,293,721

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK BASED COMPENSATION

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

The following information relates to the stock option activity for the three months ended May 31, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2007	2,126,818	$6.85
Granted	0	$0
Exercised	(6,250)	$8.03
Forfeited	0	$0

Outstanding at May 31, 2007	2,120,568	$6.85	4.3 years	$11,351,000
Exercisable at May 31, 2007	2,044,818	$6.70	4.1 years	$11,248,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the weighted average exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended May 31, 2007 and 2006 was $25,000 and $160,000, respectively.

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK BASED COMPENSATION (continued)

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the three months ended May 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2007	263,000	$9.98
Granted	200,500	11.56
Vested	(20,786)	8.45
Forfeited	(2,572)	8.42
Non-vested shares at May 31, 2007	440,142	10.78

As of May 31, 2007, there was $4,948,000 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a period of 7 years.

Compensation Expense
As a result of adopting SFAS 123(R), the Company recorded, as a component of operating expenses, a charge of $272,000 ($171,000 net of related taxes or approximately $.01 per share) for the three months ended May 31, 2007 relating to the expensing of stock options and restricted stock.

7.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

Approximately 71% of the Company’s business is conducted in the United States, while the remaining operations are conducted overseas through foreign subsidiaries.

Revenues, by geographic area, for the first quarter of each of our last two fiscal years are as follows:

	May 31, 2007	May 31, 2006

Americas	$136,256,000	$148,749,000
Europe	14,427,000	4,218,000
Asia/Pacific	41,644,000	34,793,000
	$192,327,000	$187,760,000

Total assets, by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2007	May 31, 2006

Americas	$178,055,000	$181,688,000
Europe	35,486,000	7,595,000
Asia/Pacific	75,229,000	78,223,000
	$288,770,000	$267,506,000

Long lived assets (net), by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2007	May 31, 2006

Americas	$4,178,000	$2,940,000
Europe	60,000	23,000
Asia/Pacific	619,000	637,000
	$4,857,000	$3,600,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.	INCOME TAXES:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We have adopted FIN 48 effective March 1, 2007 and there is no impact of adopting FIN 48 on our condensed consolidated financial statements to date.

9.	SUBSEQUENT EVENT:

On June 6, 2007, the Company acquired Dacom-Süd Electronic Vertriebs GmbH, a franchised electronic component distributor, based in Munich, Germany. The Company paid approximately $2,700,000 in cash for this acquisition which is designed to accelerate the Company's expansion into the European market. The purchase price was paid from cash on hand.

Review Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Nu Horizons Electronics Corp.
Melville, New York

We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. and subsidiaries (the Company) as of May 31, 2007, and the related condensed consolidated statements of income for the three month periods ended May 31, 2007 and 2006, and cash flows for the three month periods ended May 31, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended May 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Nu Horizons Electronics Corp. as of February 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 7, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ LAZAR LEVINE & FELIX LLP

New York, New York

July 3, 2007

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in the Company’s Form 10-K annual report for the year ended February 28, 2007, and in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the quarters ended May 31, 2007 and 2006, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 28, 2007.

Overview:

Nu Horizons Electronics Corp. and its wholly-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks. In addition, the Company distributes Sun Microsystems boards, servers, storage and software to OEMs (referred to as "Systems").

The electronics manufacturing and the electronics distribution industries in which the Company operates have experienced double digit increases in sales dollar volume for several years. Additionally, there have been recent consolidations in the electronics distribution industry, resulting in greater market share for certain of the remaining companies. The increase in sales volume has been accompanied by continued downward margin pressures, primarily due to the industry shift to production in Asia.

The Company recognized the industry shift to overseas production and the need to serve its suppliers on a global basis. As a result, the Company adopted a strategy of expanding its Asian and European operations by investing in human resources and expanding its sales force and engineering personnel. In prior years, we invested in Asia and currently we are staffed with 144 employees in 19 offices, with a warehouse in Singapore. In fiscal 2007, we continued our growth strategy of expanding our European presence by acquiring DT Electronics Limited on August 29, 2006, with 37 employees and a warehouse in Coventry, England. Most recently, we opened our first office in Munich, Germany and on June 6, 2007, the Company acquired Dacom Süd Electronics Vertriebs GmbH ("Dacom"), a franchised electronics component distributor, based in Munich, Germany. The Company paid approximately $2,700,000 in cash. Dacom had approximately $6,000,000 in sales for calendar year 2006. We expect that the acquisition of Dacom will accelerate our expansion in the European market.

It is difficult for the Company, as a distributor, to forecast the material trends of the electronic component and computer products industry because the Company does not typically have material forward-looking information available from its customers and suppliers for periods beyond approximately three to four months. As such, management relies on the publicly available information published by certain industry groups and other related analyses to evaluate its longer term prospects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued):

The Company is continuing to cooperate with the investigation by the Securities and Exchange Commission ("SEC") in the action captioned "In the Matter of Vitesse Semiconductor Corp." The cost of such cooperation may require the Company to incur significant amounts for professional fees and related expenses. As of May 31, 2007, approximately $105,000 of such costs were incurred. Management is presently unable to determine the duration of the SEC investigation and, consequently, the total costs that will be incurred by the Company.

The tables below provide a quarter-over-quarter summary of sales for the Company:

	Quarterly Analysis of Sales

	Quarters Ended May 31				Percentage Change

	2007	% of Total	2006	% of Total	2007 to 2006
Sales by Type:
Electronic Components	$179,209,000	93%	$157,246,000	84%	14%
Systems	13,118,000	7%	30,514,000	16%	(57)%
	$192,327,000	100%	$187,760,000	100%	2%

The following table sets forth for the quarters ended May 31, 2007 and 2006, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended May 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	84.6	84.9
Gross profit	15.4	15.1
Operating expenses	13.3	11.8
Interest expense	.5	.5
Interest (income)	.0	.0
Income before taxes	1.6	2.8
Income tax provision	.6	1.0
Income after taxes, before minority interests	1.0	1.8
Minority interests	.0	.1
Net income	.9	1.7

Results of Operations:

For the quarter ended May 31, 2007, consolidated net sales increased to $192,327,000 from $187,760,000 for the prior year quarter. Net income for the first quarter of fiscal 2008 was $1,814,000 or $.10 per basic and diluted share as compared to net income of $3,175,000 or $.18 per basic and $.17 per diluted share in last year’s first fiscal quarter.

Sales of electronic components, excluding Systems, for the three month period ended May 31, 2007 were $179,209,000 as compared to $157,246,000 for the comparable period of the prior year, an increase of approximately $21,963,000 or 14%. On a sequential basis, sales of electronic components for the current three month period increased approximately $23,310,000, or 15%, from $155,899,000 for the quarter ended February 28, 2007. Management believes that this sales increase is primarily due to increased market share resulting from industry consolidation, its increased sales personnel and the expansion of its line card and customer base. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that the industry growth rate in the near term will be in the single digits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued):

Core electronics distribution sales in the current quarter were negatively impacted by a general softness in the passive component market due to over-capacity, resulting in decreased demand which could continue in the near term.

System sales have declined primarily due to the loss of business with certain key customers. Sales of Systems for the quarter ended May 31, 2007 were $13,118,000, compared to $30,514,000 in 2006.

The electronics components gross profit was $28,512,000 for the first quarter of fiscal 2008 and $24,431,000 for the first quarter of fiscal 2007.

The gross profit margin for the quarter ended May 31, 2007 was 15.4% as compared to 15.1% for the prior year quarter ended May 31, 2006. The increase in total gross profit margin is due to reduced sales of lower margin Systems business.

Operating expenses increased to $25,597,000 for the three months ended May 31, 2007, from $22,123,000 for the three month period ended May 31, 2006, an increase of approximately $3,474,000 or 15.7%. Approximately $1,581,000, or 46%, of the operating expense increase relates to the inclusion of the operating expenses of DT Electronics, which was purchased on August 29, 2006, and which is not included in the first quarter of fiscal 2007. The remaining dollar increase in operating expenses was due to increases in the following expense categories: approximately $1,122,000 or 32% of the increase for the three month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits, in each case primarily related to new hires to support expanded supplier relationships. Management made a strategic decision to invest in expanding the Company’s personnel during the recent phase of industry consolidation. Management believes this investment will enable the Company to continue to achieve sales growth in excess of that currently being experienced by the industry, although no assurances can be given in this regard. Approximately $771,000 or 22% of the increase was a result of the net increases in various other expenses and fees such as transportation, rents, utilities, telephone, insurance and computer expenses, among others.

Interest expense decreased to $928,000 for the three months ended May 31, 2007, from $962,000 for the three month period ended May 31, 2006 due to lower average borrowings during the 2007 period.

Net income for the three month period ended May 31, 2007 was $1,814,000 or $.10 per basic and diluted share as compared to net income of $3,175,000 or $.18 per basic and $.17 per diluted share for the three month period ended May 31, 2006. Management attributes the decrease in earnings for the period primarily due to decreased Systems sales and the other matters discussed above.

Liquidity and Capital Resources:

On May 31, 2007, the Company's current ratio was 3.5:1 as compared to 3.2:1 at February 28, 2007. Working capital increased from approximately $171,215,000 at February 28, 2007 to approximately $193,350,000 at May 31, 2007, while cash decreased from February 28, 2007 to May 31, 2007 by approximately $960,000 to $3,787,000, as follows:

Net cash used by operating activities	$(21,657,000)
Net cash used by investing activities	(1,847,000)
Net cash provided by financing activities	22,586,000
Exchange rate changes	(42,000)
Decrease in cash	$(960,000)

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $150,000,000 (the "Revolving Credit Line"). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Based on the asset based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $52,200,000 at May 31, 2007 and $30,000,000 at February 28, 2007. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued):

The Company also has a receivable financing agreement (the "Bank Credit Line") with a bank in England which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) which bear interest at the bank's base rate plus 1.65%. The interest rate at May 31, 2007 was 7.15%. The Company owes $2,693,000 and $2,327,000 at May 31, 2007 and February 28, 2007 respectively.

On November 20, 2006, the Company entered a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5 percent. At May 31, 2007, there were no borrowings under this credit line.

At May 31, 2007, the Company had approximately $75,000,000 in the aggregate available under all of its bank credit facilities.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned agreements, will be sufficient to meet its financing requirements for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of May 31, 2007, the Company had no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We have adopted FIN 48 effective March 1, 2007 and there is no impact of adopting FIN 48 on our condensed consolidated financial statements to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s U.S. credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $90,000 for the three month period ended May 31, 2007. The Company's U.K. and Singapore loan facilities also bear interest based on fluctuating interest rates. Due to the limited amount of the Company's U.K. borrowings and the fact that the Company is not borrowing any amounts under its Singapore loan facility, a hypothetical 100 basis point increase in interest rates under these facilities would not have been material in the quarter ended May 31, 2007. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

The Company has several foreign subsidiaries in Asia, the United Kingdom and Canada. The Company does business in more than one dozen countries and currently generates approximately 29% of its revenues from outside the Americas. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries was $110,715,000 and $85,818,000 at May 31, 2007 and 2006 respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended May 31, 2007. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-Q. The Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes made in the Company’s internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

As a result of the DT acquisition, the Company is currently evaluating the internal controls for DT's operations. The Company has integrated DT into the Nu Horizons inventory management and sales order system. The evaluation of DT's internal controls is expected to be completed in the quarter ended August 31, 2008.

Inherent Limitations on Effectiveness of Controls

The Company’s system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

PART II. OTHER INFORMATION

ITEM 1A Risk Factors

There have not been any material changes to the Company’s risk factors as discussed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007.

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

Nu Horizons Electronics Corp.
Registrant

Date: July 9, 2007	/s/ Arthur Nadata
Arthur Nadata
Chairman and Chief Executive Officer

Date: July 9, 2007	/s/ Kurt Freudenberg
Kurt Freudenberg
Executive Vice President and Chief Financial Officer