Form 10-K/A
period 2007-02-28
NU HORIZONS ELECTRONICS CORP
filed 2007-11-21
CIK 718074

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K/A
AMENDMENT NO. 1

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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

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

Documents Incorporated by Reference: Part III of this annual report on Form 10-K incorporates information by reference from the registrant's definitive proxy statement as filed on June 22, 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
TABLE OF CONTENTS

10-K/A - Amendment No. 1 to Form 10-K		Page

Explanatory Note		3 - 4

Forward Looking Statements		4

PART I:
ITEM 1	Business	4 - 8
ITEM 1A	Risk Factors	8 - 12
ITEM 1B	Unresolved Staff Comments	12
ITEM 2	Properties	12 - 13
ITEM 3	Legal Proceedings	13
ITEM 4	Submission of Matters to a Vote of Security Holders	13

PART II:
ITEM 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14 - 15
ITEM 6	Selected Financial Data	16
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17 - 22
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	22 - 23
ITEM 8	Financial Statements and Supplementary Data	F1 - F28
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
ITEM 9A	Controls and Procedures	24 - 27
ITEM 9B	Other Information	27

PART III:
ITEM 10	Directors and Executive Officers of the Registrant	28
ITEM 11	Executive Compensation	28
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
ITEM 13	Certain Relationships and Related Transactions	28
ITEM 14	Principal Accounting Fees and Services	28

PART IV:
ITEM 15	Exhibits and Financial Statement Schedules	29 - 32

Signatures		33

Schedule II		34

Exhibit Index		35

EXPLANATORY NOTE:

Nu Horizons Electronics Corp. (the “Company,” “Nu Horizons,” “we” or “our”) is amending its Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (the “Original 10-K”) to restate in this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) its Consolidated Balance Sheets at February 28, 2007 and 2006 and its Consolidated Statements of Operations, and Cash Flows and Changes in Shareholders' Equity for fiscal years ended February 28, 2007, 2006 and 2005 (see Note 2 to the Consolidated Financial Statements). The accompanying notes to the financial statements including quarterly data have been restated where appropriate for income taxes. The Form 10-K/A also includes the restatement of selected financial data as of and for each of the five years in the period ended February 28, 2007, as well as the restatement of quarterly results of operations for each of the two years in the period ended February 28, 2007. As to the selected financial data as of February 28, 2007 and 2006 and for the years ended February 28, 2007, 2006 and 2005, such amounts are derived from the audited financial statements included elsewhere in the Form 10-K/A. The restated selected financial data as of February 28, 2007 and 2006, and for the years ended February 28, 2007, 2006 and 2005 and the restated unaudited quarterly results of operations, have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are necessary for the fair presentation of the Company’s financial position and results of operations for these periods.

As previously reported in a current report on Form 8-K filed on October 3, 2007, the Audit Committee of the Company's Board of Directors, together with management, concluded that, due to the tax adjustments described below and in Note 2 of the Notes to the Consolidated Financial Statements included herein, (1) our previously issued financial statements and any related reports of our independent registered public accounting firm for the fiscal years ended February 28, 2002 through 2007 should no longer be relied upon because of such errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements and Form 10-K for the fiscal year ended February 28, 2007 should be restated to reflect the correct accounting for income taxes discussed below.

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of the provision of Financial Accounting Standards Board ("FASB") Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Tax - an Interpretation of FASB Statement No. 109", we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations. See Note 2 to the Consolidated Financial Statements included herein in Part II Item 8.

Accordingly, adjustments have been made to the aforementioned consolidated financial statements and supplementary data (Item 8) contained in the Original 10-K, which are reflected in this Form 10-K/A to restate for income tax expense and the related obligations. The changes impacting the financial statements included in Item 8 are explained in further detail in Note 2 of the Notes to Consolidated Financial Statements included herein. The Form 10-K/A amends and restates only the information in Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original 10-K, and no other information in the Original 10-K is amended hereby with the exception of certain minor typographical errors that have been corrected. In addition to the changes to our financial statements and financial data (Items 6, 8 and 15), Items 7 and 9A of Part II of the Original 10-K have been revised to reflect the following changes:

•	We expanded our disclosure in Item 7 to explain the material variances from the same period of the prior year in reported income taxes; and

•
We have updated Item 9A - Controls and Procedures to address management’s re-evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting as of February 28, 2007 resulting from its reassessment and identification of a material weakness in internal control over financial reporting related to the facts and circumstances surrounding the errors that led to the restatement of our Original 10-K. See Item 9A (Controls and Procedures) for further discussion, as well as for the related attestation report of the Company’s Independent Registered Public Accountants. New certifications of the principal executive officer and principal financial officer are included as exhibits to this Form 10-K/A.

Except for the foregoing amended and restated information, the Company has not modified or updated the disclosures in the Original 10-K. As such, the Form 10-K/A continues to describe conditions as of the filing date of the Original 10-K, and does not reflect events, results or developments that have occurred after the date of the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced to herein and as discussed in the Subsequent Events Note 16 of the financial statements contained in Item 8.

The Company will file an amended Quarterly Report on Form 10-Q/A for the quarterly period ended May 31, 2007 to reflect changes resulting from the restatement of amounts in this Form 10-K/A, as well as to restate for income tax expense and the related obligations. This Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the Original 10-K, including such amended Quarterly Report on Form 10-Q/A. We have not amended, and do not intend to amend, our previously filed Annual Reports on Form 10-K or our previously filed Quarterly Reports on Form 10-Q for any periods prior to February 28, 2007.

The events resulting in the filing of the Form 10-K/A and the financial results reported in the Form 10-K/A had no impact on the calculations of our bank debt covenants for any quarterly or annual period. However, this restatement has, in fact, contributed to the delay in filing the fiscal 2008 quarterly report on Form 10-Q for the three months ended August 31, 2007, which required us to obtain waivers from our banks, which waivers were obtained October 25, 2007.

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

PART I.

ITEM 1. BUSINESS:

GENERAL:

Nu Horizons Electronics Corp. a Delaware corporation incorporated in 1987, (the “Company”) and its wholly owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Pte Ltd (“NUZ”), Nu Horizons Electronics Asia Pte Ltd., Korea Branch (“NUK”), Nu Horizons Electronics Hong Kong Ltd. (“NUHK”), Nu Horizons Electronics (Shanghai) Co. Ltd. (“NUS”), Nu Horizons Europe Limited (“NUE”), DT Electronics Limited (“DT”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“T..SE”), Razor Electronics (“RAZ”), Nu Exchange (“NUX”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”), and NIC Components Asia PTE LTD. (“NIA”) are engaged in the distribution of, and supply chain services for, high technology active and passive electronic components.

All references in this report to “the Company,” “we,” “our” and “us” are to Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates otherwise.

ITEM 1. BUSINESS (Continued):

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

ITEM 1. BUSINESS (Continued):

Passive Components and Relationship with Nippon (Continued):

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

ITEM 1. BUSINESS (Continued):

Sales and Marketing (Continued):

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

ITEM 1. BUSINESS (Continued):

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

ITEM 1A. RISK FACTORS (continued):

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

ITEM 1A. RISK FACTORS (continued):

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

ITEM 1A. RISK FACTORS (continued):

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

ITEM 1A. RISK FACTORS (continued):

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

ITEM 2. PROPERTIES (Continued):

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
	2/02	2/03	2/04	2/05	2/06	2/07

Nu Horizons Electronics Corp.	100.00	61.67	109.95	79.75	99.89	113.04
NASDAQ Composite	100.00	77.36	118.86	122.40	137.91	148.37
Peer Group	100.00	47.75	92.13	90.94	111.07	141.38

ITEM 6. SELECTED FINANCIAL DATA:

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

INCOME STATEMENT DATA(1):

Continuing Operations:
Net sales	$737,463,000	$561,291,000	$467,849,000	$345,864,000	$302,081,000
Gross profit on sales	112,945,000	88,749,000	77,581,000	60,961,000	55,228,000
Gross profit percentage	15.3%	15.8%	16.6%	17.6%	18.3%

Operating Income (loss)	19,434,000	10,658,000	7,443,000	(1,475,000)	(2,212,000)

Net income (loss)	$7,717,000	$3,413,000	$2,584,000	$(413,000)	$(1,715,000)

Earnings (loss) per common share:
Basic	$.43	$.20	$.15	$(.02)	$(.10)

Diluted	$.41	$.19	$.15	$(.02)	$(.10)

	As of February 28, 2007	As of February 28, 2006	As of February 28, 2005	As of February 29, 2004	As of February 28, 2003
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
BALANCE SHEET DATA(1):

Working capital	$166,948,000	$179,417,000	$144,243,000	$122,216,000	$117,100,000
Total assets	267,479,000	247,055,000	181,125,000	163,760,000	151,241,000
Long-term liabilities	36,103,000	53,455,000	26,266,000	9,785,000	4,846,000
Shareholders’ equity	147,747,000	135,138,000	127,688,000	124,607,000	122,849,000

(1) See Note 2 of the Financial Statements contained in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview (continued):

For the year ended February 28, 2007, net sales increased to $737,463,000 from $561,291,000 for the prior year with net income of $7,717,000 or $.43 per basic share and $.41 per diluted share as compared to a net income of $3,413,000 or $.20 per basic and $.19 per diluted share in the prior fiscal year.

The following table sets forth for the years ended February 2007, 2006 and 2005, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended February 28 (As Restated)
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.7	84.2	83.4
Gross profit	15.3	15.8	16.6
Operating expenses	12.7	13.9	15.0
Interest expense	0.5	0.6	0.4
Interest (income)	(0.1)	(0.1)	0.0
Income before taxes	2.2	1.4	1.2
Income tax provision	1.1	0.7	0.5
Income after taxes, before minority interests	1.1	0.7	0.7
Minority interests	0.1	0.1	0.1
Net income	1.0	0.6	0.6

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

As a percentage of sales, operating expenses decreased to 12.7% as compared to 13.9% in the prior year. Operating expenses increased to $93,511,000 for the year ended February 28, 2007 from $78,091,000 for the year ended February 28, 2006, an increase of $15,420,000 or 19.7%. The dollar increase in operating expenses was primarily due to increases in the following expense categories: Approximately $12,800,000 or 83.0% of the increase was for personnel related costs resulting from increased staffing levels and related commissions to support increased sales. Approximately $2,500,000 or 16.0% of the increase was a result of net increases in various other expenses and fees such as rent, utilities, telephone, insurance, and computer expenses, among others, which represent an aggregate 2.9% of the Company’s total overhead.

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

Income tax expense as a percentage of income before provision for income tax and minority interest ("effective tax rate") is 49.4% and 50.3% in fiscal 2007 and 2006 respectively and is higher than the statutory income tax rates principally due to the correction of errors in our United States Federal and state tax returns, a majority of which related to our foreign operations, which resulted in additional tax expense of approximately $2,165,000 in fiscal 2007 and $1,328,000 in fiscal 2006, including interest and penalties of $745,000 and $14,800 for fiscal 2007 and 2006 respectively. The remaining rate difference is primarily due to a foreign tax rate differential on foreign losses and other non-deductible expenses.

Net income for the year ended February 28, 2007 was $7,717,000 or $.43 per basic share and $.41 per diluted share as compared to $3,413,000 or $.20 per basic and $.19 per diluted share for the year ended February 28, 2006.

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

Gross profit margin as a percentage of net sales was 15.8% for the year ended February 28, 2006 as compared to 16.6% for the year ended February 28, 2005. Management believes that this continuing gross margin pressure resulted from a change in the Company’s product mix and increased order size, coupled with increased sales in the Asian market, which required lower selling prices due to volume demand from large Asian contract manufacturers.

As a percentage of sales, operating expenses decreased to 13.9% as compared to 15.0% in the prior year. Operating expenses increased to $78,091,000 for the year ended February 28, 2006 from $70,138,000 for the year ended February 28, 2005, an increase of $7,953,000 or 11.3%. The dollar increase in operating expenses was due to increases in the following expense categories: Approximately $6,996,000 or 88.0% of the increase was for personnel related costs resulting from increased staffing levels in connection with the expansion of the Company’s Asian and U.S. operational capability during the fiscal year. Management made a strategic decision to invest in expanding the Company’s personnel during the phase of market consolidation, which resulted in increased personnel-related operating expenses. Approximately $957,000 or 12.0% of the increase was a result of net increases in various other expenses and fees such as rent, utilities, telephone, insurance, and computer expenses, among others, which represent an aggregate 1.2% of the Company’s total overhead.

Interest expense increased to $3,298,000 for the year ended February 28, 2006 as compared to $1,920,000 for the year ended February 28, 2005. This increase in interest expense resulted from greater bank borrowings incurred to support the increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings during the fiscal year.

The effective tax rate is 50.3% and 43.6% in fiscal 2006 and 2005 respectively and is higher than the statutory income tax rates principally due to the correction of errors in our United States Federal and state tax returns, a majority of which related to our foreign operations, which resulted in additional tax expense of approximately $1,328,000 in fiscal 2006 and $409,000 in fiscal 2005, including interest and penalties of $14,800 and $0 for fiscal 2006 and 2005 respectively. The remaining rate difference is primarily due to a foreign tax rate differential on foreign losses and other non-deductible expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Fiscal Year 2006 versus 2005

Results of Operations Continued:

Net income for the year ended February 28, 2006 was $3,413,000 or $.20 per basic share and $.19 per diluted share as compared to $2,584,000 or $.15 per basic and diluted share for the year ended February 28, 2005. Management attributes the increase in earnings in fiscal 2006 to the increase in sales providing increased gross margin dollars exceeding the increase in operating and interest expense.

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

Inventory Valuation - Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand market conditions and the ability to return inventory pursuant to our distributor franchise agreements. In prior periods, reserves required for obsolescence were not material to our financial statements. If assumptions about future demand or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, at fiscal year end, each additional 1% of obsolete inventory or inventory that the Company was unable to return pursuant to its distributor or related agreements, would reduce operating income by approximately $1,250,000 for the year ended February 28, 2007.

Accounting for Income Taxes - Management's judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of the Company's deferred tax assets is dependent upon its ability to generate sufficient, if any, future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, a valuation allowance may be recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Critical Accounting Policies and Estimates (Continued):

In addition, the Company establishes reserves for potentially unfavorable outcomes for positions taken on certain tax matters. These reserves are based on management's judgments and estimates of probable future tax liabilities. As these estimates are highly judgmental, there may be differences between the anticipated and actual outcomes of these matters that may result in reversals of reserves or additional tax liabilities in excess of the reserved amounts. To the extent such adjustments are warranted, the Company's effective tax rate may potentially fluctuate as a result.

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

Liquidity and Capital Resources:

Fiscal Year 2007 versus 2006

The Company ended its 2007 fiscal year with working capital and cash aggregating approximately $166,948,000 and $4,747,000, respectively, as compared to approximately $179,417,000 and $10,873,000, respectively, at February 28, 2006. The Company’s current ratio at February 28, 2007, was 3.0:1 as compared to 4.1:1 at February 28, 2006. The Company utilized excess cash at February 28, 2007 to pay down its Revolving Credit line which was $30,000,000 at February 28, 2007 and $50,600,000 at February 28, 2006.

In fiscal 2007, approximately $16,000,000 of cash flow was provided by operations. Cash generated from operations together with existing cash in banks was primarily used to purchase DT Electronics ($6,100,000), make capital expenditures ($1,100,000) and pay down debt ($21,000,000).

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

Liquidity and Capital Resources:

Fiscal Year 2007 versus 2006 (Continued)

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

The Company anticipates that its resources provided by its cash flow from operations and its current borrowing agreements, will be sufficient to meet its financing requirements for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of February 28, 2007, the Company had no off-balance sheet arrangements.

Contractual Obligations:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years

Revolving Credit Line	$30,000,000	$-	$-	$30,000,000	$-
Equipment Leases	926,000	327,000	599,000	-	-
Operating Leases	9,107,000	3,794,000	3,986,000	1,306,000	21,000
Employment Agreements (i)	7,839,000	2,180,000	4,519,000	1,140,000	-
Minority Interest	1,948,000	-	-	-	1,948,000
Total	$49,820,000	$6,301,000	$9,104,000	$32,446,000	$1,969,000

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued):

Foreign Exchange Rate Risk (Continued):

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
	(As Restated, see Note 2)	(As Restated, see Note 2)	(As Restated, see Note 2)

NET SALES	$737,463,000	$561,291,000	$467,849,000

COSTS AND EXPENSES:
Cost of sales	624,518,000	472,542,000	390,268,000
Operating expenses	93,511,000	78,091,000	70,138,000
	718,029,000	550,633,000	460,406,000

INCOME FROM OPERATIONS	19,434,000	10,658,000	7,443,000

OTHER (INCOME) EXPENSE:
Interest expense	3,850,000	3,298,000	1,920,000
Interest income	(580,000)	(371,000)	(57,000)
	3,270,000	2,927,000	1,863,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	16,164,000	7,731,000	5,580,000

Provision for income taxes	7,991,000	3,888,000	2,432,000

INCOME BEFORE MINORITY INTERESTS	8,173,000	3,843,000	3,148,000

Minority interest in earnings of subsidiaries	456,000	430,000	564,000

NET INCOME	$7,717,000	$3,413,000	$2,584,000

NET INCOME PER COMMON SHARE
Basic	$.43	$.20	$.15
Diluted	$.41	$.19	$.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,871,671	17,111,102	16,877,147
Diluted	18,641,475	17,704,373	17,768,649

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2007	February 28, 2006
	(As Restated, see Note 2)	(As Restated, see Note 2)
-ASSETS-
CURRENT ASSETS:
Cash	$4,747,000	$10,873,000
Accounts receivable - less allowances of $4,985,000 and $4,702,000, respectively	119,946,000	98,418,000
Inventories	119,311,000	125,178,000
Prepaid expenses and other current assets	4,625,000	1,917,000
TOTAL CURRENT ASSETS	248,629,000	236,386,000

PROPERTY, PLANT AND EQUIPMENT - NET	3,381,000	3,614,000

OTHER ASSETS:
Cost in excess of net assets acquired	8,332,000	-
Deferred tax asset	3,082,000	3,410,000
Subordinated note receivable	-	2,000,000
Other assets	4,055,000	1,645,000

TOTAL ASSETS	$267,479,000	$247,055,000

-LIABILITIES AND SHAREHOLDERS' EQUITY-
CURRENT LIABILITIES:
Accounts payable	$62,410,000	$48,352,000
Accrued expenses	8,765,000	4,941,000
Bank credit line - accounts receivable financing	2,327,000	-
Income taxes payable	8,179,000	3,676,000
TOTAL CURRENT LIABILITIES	81,681,000	56,969,000

LONG-TERM LIABILITIES:
Revolving credit line	30,000,000	50,600,000
Due to seller	3,378,000	-
Deferred tax liability	2,725,000	2,855,000
TOTAL LONG-TERM LIABILITIES	36,103,000	53,455,000

MINORITY INTERESTS IN SUBSIDIARIES	1,948,000	1,493,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,158,034 and 17,431,482 shares issued and outstanding for 2007 and 2006, respectively	120,000	115,000
Additional paid-in capital	53,512,000	48,629,000
Retained earnings	94,102,000	86,385,000
Other accumulated comprehensive income (foreign currency translation)	13,000	9,000
TOTAL SHAREHOLDERS’ EQUITY	147,747,000	135,138,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$267,479,000	$247,055,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(As Restated, See Note 2)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at February 28, 2004 previously reported	16,859,766	$111,000	$43,935,000	$80,651,000	$(295,000)	$124,402,000
Prior period adjustments	-	-	468,000	(263,000)		205,000
Balance at February 28, 2004 (as restated, see Note 2)	16,859,766	111,000	44,403,000	80,388,000	(295,000)	124,607,000

Exercise of stock options	31,881	-	155,000	-	-	155,000
Income tax benefit from stock options exercised	-	-	40,000		-	40,000

Foreign currency translation	-	-	-	-	302,000	302,000

Net income (as restated, see Note 2)	-	-		2,584,000	-	2,584,000

Balance at February 28, 2005 (as restated, see Note 2)	16,891,647	111,000	44,598,000	82,972,000	7,000	127,688,000

Exercise of stock options	539,835	4,000	2,632,000	-	-	2,636,000
Income tax benefit from stock options exercised	-	-	1,399,000	-	-	1,399,000
Foreign currency translation	-	-	-	-	2,000	2,000
Net income (as restated, see Note 2)	-	-	-	3,413,000	-	3,413,000

Balance at February 28, 2006 (as restated, see Note 2)	17,431,482	115,000	48,629,000	86,385,000	9,000	135,138,000

Exercise of stock options	463,552	3,000	2,723,000	-	-	2,726,000
Income tax benefit from stock options exercised	-	-	1,413,000	-	-	1,413,000
Stock option expense	-	-	443,000	-	-	443,000
Issuance of restricted stock	263,000	2,000	304,000	-	-	306,000
Foreign currency translation	-	-	-	-	4,000	4,000
Net income (as restated, see Note 2)	-	-	-	7,717,000	-	7,717,000

Balance at February 28, 2007 (as restated, see Note 2)	18,158,034	$120,000	$53,512,000	$94,102,000	$13,000	$147,747,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
	(As Restated, see Note 2)	(As Restated, see Note 2)	(As Restated, see Note 2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

Cash flows from operating activities:
Cash received from customers	$722,922,000	$542,550,000	$456,115,000
Cash paid to suppliers and employees	(700,393,000)	(564,692,000)	(476,629,000)
Interest paid	(4,129,000)	(3,299,000)	(1,920,000)
Interest received	580,000	371,000	57,000
Income taxes paid	(2,701,000)	(1,863,000)	(232,000)
Net cash provided by (used in) operating activities	16,279,000	(26,933,000)	(22,609,000)

Cash flows from investing activities:
Capital expenditures	(1,069,000)	(1,055,000)	(834,000)
Acquisition of DT Electronics	(6,098,000)	-	-
Net cash (used in) investing activities	(7,167,000)	(1,055,000)	(834,000)

Cash flows from financing activities:
Borrowings under revolving credit line	214,933,000	218,645,000	142,000,000
(Repayments) under revolving credit line	(236,305,000)	(190,845,000)	(124,500,000)
Proceeds from exercise of stock options	2,726,000	2,636,000	155,000
Realized tax benefit of compensation expense	1,413,000	1,399,000	40,000
Proceeds from settlement of subordinated note	2,000,000	-	-
Net cash (used in) provided by financing activities	(15,233,000)	31,835,000	17,695,000

Effect of exchange rate changes	(5,000)	2,000	302,000

Net (decrease) increase in cash and cash equivalents	(6,126,000)	3,849,000	(5,446,000)

Cash and cash equivalents, beginning of year	10,873,000	7,024,000	12,470,000

Cash and cash equivalents, end of year	$4,747,000	$10,873,000	$7,024,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
	(As Restated, see Note 2)	(As Restated, see Note 2)	(As Restated, see Note 2)

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

NET INCOME	$7,717,000	$3,413,000	$2,584,000

Adjustments:
Depreciation and amortization	1,392,000	1,369,000	1,308,000
Bad debt reserve	447,000	-	285,000
Deferred income tax	198,000	(864,000)	1,224,000
Minority interest	456,000	430,000	(186,000)
Stock based compensation	749,000	-	-

Changes in assets and liabilities - net of effect of acquisition:
Accounts receivable	(14,541,000)	(18,738,000)	(11,735,000)
Inventories	9,009,000	(43,482,000)	(12,967,000)
Prepaid expenses and other current assets	(2,697,000)	37,000	(1,048,000)
Other assets	(2,410,000)	43,000	(135,000)
Accounts payable and accrued expenses	11,781,000	28,830,000	(2,266,000)
Income taxes	4,178,000	2,029,000	327,000

Net cash provided by (used in) operating activities	$16,279,000	$(26,933,000)	$(22,609,000)

Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
Issuance of restricted stock	$306,000	$-	$-

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.     Organization:

Nu Horizons Electronics Corp. and its subsidiaries (collectively, the "Company"), (both wholly and majority owned) are wholesale and export distributors of semiconductor and passive electronic components throughout the United States, Asia and Europe.

b.     Principles of Consolidation:

The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Pty Ltd (“NUZ”), Nu Horizons Electronics Asia Pte Ltd.,, Nu Horizons Electronics Hong Kong Ltd (“NUHK”), Nu Horizons Electronics (Shanghai) Co Ltd. (“NUS”), Nu Horizons Electronics Europe Limited (“NUE”), DT Electronics Limited (“DT”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”), Nu Horizons Electronics GmbH, Razor Electronics (“RAZ”), Nu Exchange (“NUX”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”), and NIC Components Asia PTE LTD (“NIA”). All material intercompany balances and transactions have been eliminated.

c.     Use of Estimates:

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

d.     Concentration of Credit Risk/Fair Value:

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

e.     Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

f.     Allowance for Doubtful Accounts:

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

g.     Inventories:

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

h.    Depreciation:

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

i.      Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured considering all expected future events other than enactments of changes in tax laws or rates. Based upon historical and projected levels of taxable income and analysis of other key factors, the Company records a valuation allowance against its deferred tax assets, as deemed necessary, to state such assets at their net realizable value. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the new rate is enacted.

Effective March 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For benefits to be recognized in the financial statements, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of FIN 48, we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations, requiring the restatement of our financial statements in this Form 10-K/A for the fiscal years ended February 28, 2005, 2006 and 2007, as well as similar prior period adjustments (see Note 2). After giving effect to the restatement, the subsequent adoption of FIN 48 did not have a material effect on our financial statements. In addition, we do not anticipate material changes to this liability for the next twelve months, other than additional accruals for interest.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

i.       Income Taxes (Continued):

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to fiscal 2005. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for potential audit issues, no assurance can be provided that we would ultimately prevail.

j.      Revenue Recognition/Shipping and Handling Costs:

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

k.     Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the fiscal years ended 2007, 2006 and 2005, such costs aggregated $385,000, $203,000 and $189,000, respectively.

l.      Earnings Per Common Share:

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

m.    Stock-Based Compensation:

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

Statement No. 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of the Company's stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized under Statement No. 123.

The Company adopted the modified prospective transition method provided for under Statement No. 123R and, accordingly, did not restate prior period amounts. Under this transition method, compensation expense for the year ended February 28, 2007 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after March 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis upon adoption of Statement No. 123R. Upon adoption of Statement No. 123R, the Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and concluded the impact was not material.

As a result of adopting Statement No. 123R, the Company recorded, as a component of selling, general and administrative expenses, a charge of $749,000 ($473,000 net of related taxes or $.03 per share on a basic and diluted basis) for the year ended February 28, 2007, relating to the expensing of stock options and restricted stock.

Statement No. 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. As a result, the related excess tax benefits for the year ended February 28, 2007 of $1,413,000 is classified as a reduction in cash flows from operating activities and as a cash inflow from financing activities.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

m.    Stock-Based Compensation (Continued):

If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123R, the Company’s net income and net income per share as reported would have been reduced to the pro forma amounts indicated below.

	2006	2005

Net income:
As reported	$3,413,000	$2,584,000
Stock-based compensation cost - net of tax	188,000	520,000
Pro forma	$3,225,000	$2,064,000
Basic earnings per share:
As reported	$.20	$.15
Pro forma	$.19	$.12
Diluted earnings per share:
As reported	$.19	$.15
Pro forma	$.18	$.12

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

m.    Stock-Based Compensation (Continued):

The following table shows the weighted average fair value of options using the fair value approach under SFAS 123:

	2007	2006	2005
Weighted average fair value of options granted during the period	$7.11	$3.89	$3.72

n.    Cost in Excess of Net Assets Acquired ("Goodwill") and Other Indefinite-Lived Intangibles:

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

o.     Foreign Currency Translation/Other Comprehensive Income:

Assets and liabilities of the Company’s foreign subsidiaries are translated at the balance sheet exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders’ equity in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

p.    Reclassifications:

Certain prior years’ information has been reclassified to conform to the current year’s reporting presentation.

q.    Recent Accounting Pronouncements Affecting the Company:

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

q.    Recent Accounting Pronouncements Affecting the Company:

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" (SFAS No. 158). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of the employer's fiscal year-end statement of financial position, which is consistent with the measurement date for the Company's defined benefit plans. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company has adopted this standard for the fiscal year ending February 28, 2007.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS:

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of the provision of Financial Accounting Standards Board ("FASB") Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Tax - an Interpretation of FASB Statement No. 109", we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations, a majority of which related to our foreign operations, requiring the restatement of our financial statements for the fiscal years ended February 28, 2005 through February 28, 2007, in this Form 10-K/A and in certain prior years, treated as prior period adjustments.

As a result of the tax adjustments described above and noted below, our management concluded, and informed the Audit Committee of the Company's Board of Directors and in a current report on Form 8-K filed on October 3, 2007, that (1) our previously issued financial statements and any related reports of our independent registered public accounting firm for the fiscal years ended February 28, 2002 through 2007 should no longer be relied upon because of the aforementioned errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements and Original Form 10-K for the fiscal year ended February 28, 2007 should be restated to reflect the correct accounting for income taxes discussed above.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The following table summarizes the impact of the restatement discussed above on the previously issued Consolidated Financial Statements as of February 28, 2007 and 2006 and for the years ended February 28, 2007, 2006 and 2005 and the prior period adjustment as of February 28, 2004. The adjustments below include interest and penalties associated with filing amended tax returns related to this restatement.

	As of February 28, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Prepaid expenses and other current assets	$4,454,000	$171,000	$4,625,000
Deferred tax asset	-	3,082,000	3,082,000
Accrued expenses	8,579,000	186,000	8,765,000
Income taxes payable	3,927,000	4,252,000	8,179,000
Deferred tax liability	2,369,000	356,000	2,725,000
Minority Interest	1,912,000	36,000	1,948,000
Additional paid-in capital	50,670,000	2,842,000	53,512,000
Retained earnings	98,521,000	(4,419,000)	94,102,000

	As of February 28, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Prepaid expenses and other current assets	$1,746,000	$171,000	$1,917,000
Deferred tax asset	-	3,410,000	3,410,000
Accrued expenses	4,515,000	426,000	4,941,000
Income taxes payable	1,525,000	2,151,000	3,676,000
Deferred tax liability	1,339,000	1,516,000	2,855,000
Minority Interest	1,487,000	6,000	1,493,000
Additional paid-in capital	46,924,000	1,705,000	48,629,000
Retained earnings	88,608,000	(2,223,000)	86,385,000

	As of February 28, 2004
	As Previously Reported	Adjustment	As Restated
Prior period adjustments - Statement of Changes in Shareholders' Equity
Additional paid-in capital	$43,935,000	$468,000	$44,403,000
Retained earnings	80,651,000	(263,000)	80,388,000
Total shareholders' equity	124,402,000	205,000	124,607,000

	For the Year Ended February 28, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$5,826,000	$2,165,000	$7,991,000
Minority interest in earnings of subsidiaries	425,000	31,000	456,000
Net income	9,913,000	(2,196,000)	7,717,000
Net income per common share:
Basic	$.55	$(.12)	$.43
Diluted	$.53	$(.12)	$.41

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

	For the Year Ended February 28, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$2,560,000	$1,328,000	$3,888,000
Minority interest in earnings of subsidiaries	287,000	143,000	430,000
Net income	4,884,000	(1,471,000)	3,413,000
Net income per common share:
Basic	$.29	$(.09)	$.20
Diluted	$.28	$(.09)	$.19

	For the Year Ended February 28, 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$2,023,000	$409,000	$2,432,000
Minority interest in earnings of subsidiaries	484,000	80,000	564,000
Net income	3,073,000	(489,000)	2,584,000
Net income per common share:
Basic	$.18	$(.03)	$.15
Diluted	$.17	$(.02)	$.15

	For the Year Ended February 28, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Income taxes paid	$(1,564,000)	$(1,137,000)	$(2,701,000)
Realized tax benefit of compensation expense	276,000	1,137,000	1,413,000
Net income	9,913,000	(2,196,000)	7,717,000
Deferred income tax	1,030,000	(832,000)	198,000
Minority interest	425,000	31,000	456,000
Accounts payable and accrued expenses	12,022,000	(241,000)	11,781,000
Income taxes	2,077,000	2,101,000	4,178,000

	For the Year Ended February 28, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Income taxes paid	$(464,000)	$(1,399,000)	$(1,863,000)
Realized tax benefit of compensation expense	-	1,399,000	1,399,000
Net income	4,884,000	(1,471,000)	3,413,000
Deferred income tax	372,000	(1,236,000)	(864,000)
Minority interest	287,000	143,000	430,000
Accounts payable and accrued expenses	28,169,000	661,000	28,830,000
Income taxes	1,525,000	504,000	2,029,000

	For the Year Ended February 28, 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Income taxes paid	$(192,000)	$(40,000)	$(232,000)
Realized tax benefit of compensation expense	-	40,000	40,000
Net income	3,073,000	(489,000)	2,584,000
Deferred income tax	1,888,000	(664,000)	1,224,000
Minority interest	(266,000)	80,000	(186,000)
Prepaid expenses and other current assets	(989,000)	(59,000)	(1,048,000)
Accounts payable and accrued expenses	(3,031,000)	765,000	(2,266,000)
Income taxes	-	327,000	327,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

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

The following unaudited pro forma information of the Company is provided to give effect to the DT acquisition assuming it occurred as of March 1, 2004, the beginning of the earliest period presented:

	Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
	(As Restated, see Note 2)	(As Restated, see Note 2)	(As Restated, see Note 2)
Net sales	$755,279,000	$584,315,000	$486,736,000
Net income	$8,516,000	$4,119,000	$2,896,000
Net income per share:
Basic	$.48	$.24	$.17
Diluted	$.46	$.23	$.16

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

3. ACQUISITION (Continued):

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

6. ACCRUED EXPENSES:

Accrued expenses consist of the following:

	February 28
	2007	2006
	(As Restated)	(As Restated)
Commissions	$1,662,000	$-
Due to seller - current (see Note 3)	1,611,000	1,629,000
Executive bonuses	1,246,000	538,000
Retirement plan (see Note 12)	1,200,000	600,000
Payroll and related benefits	864,000	274,000
Other miscellaneous expenses	2,182,000	1,900,000
Total	$8,765,000	$4,941,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

10. INCOME TAXES (RESTATED):

Components of income (loss) before income taxes are as follows:

	2007	2006	2005
	(As Restated)	(As Restated)	(As Restated)
Domestic	$7,464,000	$584,000	$(2,962,000)
Foreign	8,700,000	7,147,000	8,542,000
	$16,164,000	$7,731,000	$5,580,000

The provision for income taxes is comprised of the following:

	2007	2006	2005
Current:	(As Restated)	(As Restated)	(As Restated)
Federal	$4,907,000	$2,942,000	$28,000
State and local	1,269,000	106,000	-
Foreign	1,521,000	1,491,000	1,755,000
Deferred:
Federal	(197,000)	(864,000)	501,000
State	(7,000)	299,000	188,000
Foreign	498,000	(86,000)	(40,000)
	$7,991,000	$3,888,000	$2,432,000

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	2007	2006	2005
	(As Restated)	(As Restated)	(As Restated)
Provision at statutory rate	35.0%	35.0%	35.0%
State tax provided	5.5%	8.3%	4.4%
Other non-deductible expenses	0.8%	3.1%	3.0%
Rate difference on foreign losses	3.7%	3.8%	2.6%
United States tax rates differential	(0.2)%	(0.1)%	(1.4)%
Federal interest and penalties	4.6%	0.2%	0.0%
Provision for income taxes	49.4%	50.3%	43.6%

Provision has been made for additional U.S. taxes on undistributed earnings of foreign subsidiaries. As of February 28, 2007, the cumulative amount of unremitted earnings was approximately $14,607,000.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

10. INCOME TAXES (Continued):

We provide for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), which requires the asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year-end using currently enacted tax rates. We assess the recoverability of the deferred tax assets and determine if a valuation allowance is necessary under a "more likely than not" approach. We analyze our ability to utilize deferred tax assets by considering future taxable income, reversal of tangible temporary differences and available tax planning strategies.

The significant components of deferred assets and liabilities are as follows:

	2007	2006
Deferred tax assets:	(As Restated)	(As Restated)
Accounts receivable	$1,524,000	$1,495,000
Inventory	779,000	952,000
Accrued expenses	480,000	240,000
Foreign net operating loss carryforward	293,000	695,000
State net operating loss carryforward	-	21,000
Other	6,000	7,000
Total deferred tax assets	$3,082,000	$3,410,000

Deferred tax liabilities:
Fixed assets	$(1,307,000)	$(1,497,000)
Income on DISC	(730,000)	(824,000)
Unremitted foreign earnings	(481,000)	(327,000)
Goodwill	(105,000)	(105,000)
Inventory valuation adjustment	(64,000)	(64,000)
Other	(38,000)	(38,000)
Total deferred tax liabilities	$(2,725,000)	$(2,855,000)

Net deferred tax asset	$357,000	$555,000

As of February 28, 2007, the Company had no U.S. Federal net operating loss carryforwards and approximately $990,000 foreign (Canada and United Kingdom) operating loss carryforwards available.

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

12. COMMITMENTS AND CONTINGENCIES (Continued):

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

The net book value of long-lived assets, by geographic area, as at the end of the fiscal years are as follows:

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):

Total assets, by geographic area, at the end of the fiscal years are as follows:

	2007	2006	2005
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
Americas	$184,056,000	$167,330,000	$95,934,000
Europe	18,973,000	7,932,000	13,920,000
Asia/Pacific	61,197,000	68,212,000	67,945,000
	$264,226,000	$243,474,000	$177,799,000

	2007	2006	2005
	(As Restated)	(As Restated)	(As Restated)
Americas	$187,309,000	$170,911,000	$99,260,000
Europe	18,973,000	7,932,000	13,920,000
Asia/Pacific	61,197,000	68,212,000	67,945,000
	$267,479,000	$247,055,000	$181,125,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three Month Period Ended
	February 28, 2007	November 30, 2006	August 31, 2006	May 31, 2006
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)

Net sales	$170,101,000	$186,080,000	$193,522,000	$187,760,000
Cost of sales	143,605,000	157,025,000	164,418,000	159,470,000
Operating expenses	24,524,000	23,994,000	22,870,000	22,123,000
Interest expense, net	876,000	1,012,000	481,000	901,000
Provision for income taxes	77,000	1,565,000	2,228,000	1,956,000
Minority interest	157,000	93,000	40,000	135,000

Net income	$862,000	$2,391,000	$3,485,000	$3,175,000

Net Income per Common Share
Basic	$.05	$.13	$.20	$.18
Diluted	$.05	$.13	$.19	$.17

Weighted Average per Common Shares Outstanding
Basic	18,158,034	18,059,849	17,697,958	17,596,232
Diluted	18,926,647	19,018,687	18,655,852	18,293,721

	Three Month Period Ended
	February 28, 2007	November 30, 2006	August 31, 2006	May 31, 2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net sales	$170,101,000	$186,080,000	$193,522,000	$187,760,000
Cost of sales	143,605,000	157,025,000	164,418,000	159,470,000
Operating expenses	24,524,000	23,994,000	22,870,000	22,123,000
Interest expense, net	876,000	1,012,000	481,000	901,000
Provision for income taxes	542,000	2,002,000	2,844,000	2,603,000
Minority interest	31,000	114,000	162,000	149,000

Net income	$523,000	$1,933,000	$2,747,000	$2,514,000

Net Income per Common Share
Basic	$.03	$.11	$.16	$.14
Diluted	$.03	$.10	$.15	$.14

Weighted Average per Common Shares Outstanding
Basic	18,158,034	18,059,849	17,697,958	17,596,232
Diluted	18,926,647	19,018,687	18,655,852	18,293,721

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued):

	Three Month Period Ended
	February 28, 2006	November 30, 2005	August 31, 2005	May 31, 2005
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)

Net sales	$164,091,000	$147,515,000	$128,265,000	$121,420,000
Cost of sales	138,700,000	124,271,000	107,564,000	102,007,000
Operating expenses	21,483,000	20,054,000	18,600,000	17,954,000
Interest expense, net	1,067,000	642,000	618,000	600,000
Provision for income taxes	735,000	992,000	503,000	330,000
Minority interest	18,000	55,000	160,000	54,000

Net income	$2,088,000	$1,501,000	$820,000	$475,000

Net Income per Common Share
Basic	$.12	$.09	$.05	$.03
Diluted	$.11	$.08	$.05	$.03

Weighted Average per Common Shares Outstanding
Basic	17,431,482	17,198,133	16,907,397	16,907,397
Diluted	18,276,162	17,760,196	17,367,115	17,449,570

	Three Month Period Ended
	February 28, 2006	November 30, 2005	August 31, 2005	May 31, 2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net sales	$164,091,000	$147,515,000	$128,265,000	$121,420,000
Cost of sales	138,700,000	124,271,000	107,564,000	102,007,000
Operating expenses	21,483,000	20,054,000	18,600,000	17,954,000
Interest expense, net	1,067,000	642,000	618,000	600,000
Provision for income taxes	1,429,000	1,281,000	746,000	432,000
Minority interest	158,000	142,000	82,000	48,000

Net income	$1,254,000	$1,125,000	$655,000	$379,000

Net Income per Common Share
Basic	$.07	$.07	$.04	$.02
Diluted	$.07	$.06	$.04	$.02

Weighted Average per Common Shares Outstanding
Basic	17,431,482	17,198,133	16,907,397	16,907,397
Diluted	18,276,162	17,760,196	17,367,115	17,449,570

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(CONTINUED)

16. SUBSEQUENT EVENTS:

a.     Litigation:

On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud ("Amended Complaint") was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants. Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action which had been commenced by certain purchasers of Vitesse common stock. In the Amended Complaint, plaintiff alleges that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. As of November 21, 2007, a class has not been certified. Nu Horizons believes that the plaintiff’s claims are without merit and intends to defend vigorously against the plaintiff’s allegations.

b.    DT Electronics Limited - Allocation of Intangible Assets:

The final allocation of the purchase price for the DT Electronics acquisition (see Note 3) resulted in an identifiable intangible asset - customer list of $3,764,000 based on an independent valuation of fair value completed in the second quarter of fiscal 2008. The customer list will be amortized over its estimated useful life of 17 years.

As a result of the segregation of the cost in excess of net assets acquired, a deferred tax liability of approximately $1,000,000 will be reflected in the next fiscal year.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) - "Share-Based Payments", as revised, effective March 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended February 28, 2007, 2006 and 2005 and in certain prior years, treated as a prior period adjustment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 7, 2007 (November 21, 2007 as to the effects of the material weaknesses discussed in Management’s Report on Internal Control, as revised) expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York
May 7, 2007
(November 21, 2007, as to the effects
of the restatement discussed in Note 2
and the subsequent events discussed
in Note 16)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the three-year period ended February 28, 2007.

ITEM 9A. CONTROLS AND PROCEDURES  (Revised)

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e))that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement of its financial statements related to income tax expense and the related obligations, the Company reevaluated its disclosure controls and procedures as of the end of the period covered by this report. Based upon the reevaluation that was conducted, management, including our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective as of February 28, 2007 because of a material weakness in its internal controls over financial reporting regarding the accounting for income taxes due to the existence of errors in the Company’s income tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes, causing an understatement of the Company’s provision for income tax expense for prior periods and the related U.S. income tax obligations, which resulted in the Company having to restate its consolidated financial statements as described in Note 2 to the consolidated financial statements included elsewhere herein. Notwithstanding the existence of such material weakness, management has concluded that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects the Company's financial condition as of February 28, 2007 and 2006, the results of operations and cash flows for each of the three years ended February 28, 2007, 2006 and 2005.

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

In connection with the restatement of its financial statements related to income taxes expense and the related obligations, our management has reassessed the effectiveness of our system of internal control over financial reporting as of February 28, 2007. In making this reassessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our reassessment and the criteria set forth by COSO, management believes that Nu Horizons did not maintain effective internal control over financial reporting as of February 28, 2007. Our reassessment of the effectiveness of our internal control over financial reporting has been audited by Lazar Levine & Felix LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

After the Company filed its Original Form 10-K for the year ended February 28, 2007, the Company identified an error in the Company’s previously issued consolidated financial statements and concluded that the financial statements included in the Original Form 10-K should be restated, as discussed in Note 2 to the consolidated financial statements included elsewhere in this Form 10-K/A.

The Company determined that this error resulted from a material weakness in the operating effectiveness of the Company’s internal controls over financial reporting relative to its accounting for income taxes. As a result, the Company has restated its original assessment of the effectiveness of internal controls over financial reporting relative to its accounting for income taxes in this Form 10-K/A. The Company did not have the appropriate procedures and documentation in place to properly evaluate its liability for income taxes and calculate its income tax provision. As a result, the amounts recorded by the Company were inaccurate.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007 has been audited by Lazar, Levine & Felix, LLP, an independent registered public accounting firm, as stated in their report which appears herein on Form 10-K/A.

After the period covered by this Annual Report on Form 10-K/A, in order to remediate the material weakness in internal controls over the Company's accounting for income taxes, the Company engaged an independent registered public accounting firm (other than its auditors, Lazar Levine & Felix LLP) to prepare its tax returns and review and advise Company personnel on the preparation of the quarterly tax provision in accordance with FASB Statement No. 109 - Accounting for Income Taxes.

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

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Nu Horizons Electronics Corp.
Melville, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Nu Horizons Electronics Corp. (“Nu Horizons” or the “Company”) maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nu Horizons’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Nu Horizons’ internal control over financial reporting based on our audit.

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

In our report dated May 7, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness, which caused the annual and interim consolidated financial statements to be restated, as described in Note 2. Accordingly, management subsequently revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion, dated November 21, 2007, on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s revised assessment:

•	There were ineffective controls over the accounting for income taxes primarily related to the Company’s foreign operations.

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effects of the material weakness discussed above on the achievement of the control objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 28, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2007 of the Company and our report, dated May 7, 2007 (November 21, 2007 as to the effects of the restatement discussed in Note 2 and the subsequent events discussed in Note 16), expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the restatement discussed in Note 2.

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York
May 7, 2007
(November 21, 2007
as to the effects of the material weakness discussed
in Management’s Report on Internal Control Over Financial
Reporting, as revised)

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1)	The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

Page

Report of Independent Registered Public Accounting Firm	F-28

Consolidated Statements of Operations for the three years in the period ended February 28, 2007 (as restated)	F-1

Consolidated Balance Sheets as of February 28, 2007 and February 28, 2006 (as restated)	F-2

Consolidated Statements of Changes in Shareholders’ Equity for the three years in the period ended February 28, 2007 (as restated)	F-3

Consolidated Statements of Cash Flows for the three years in the period ended February 28, 2007 (as restated)	F4 - F-5

Notes to Consolidated Financial Statements (as restated)	F-6 - F27

(a) (2) Schedule II - Valuation and Qualifying Accounts and Reserves	34

(a) (3) See exhibits required - Item (c) below

(b) Exhibits

(c)	ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

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
Kurt Freudenberg
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE		CAPACITY	DATE

By:	/s/ ARTHUR NADATA	Chairman of The Board,	November 21, 2007
	Arthur Nadata	Chief Executive Officer and Director

By:	/s/ RICHARD SCHUSTER	President, Chief Operating Officer,	November 21, 2007
	Richard Schuster	Secretary and Director

By:	/s/ KURT FREUDENBERG	Executive Vice President,	November 21, 2007
	Kurt Freudenberg	Treasurer, Chief Financial Officer and Director

By:	/s/ HERBERT M.GARDNER	Director	November 21, 2007
Herbert M. Gardner

By:	/s/ MARTIN NOVICK	Director	November 21, 2007
Martin Novick

By:	/s/ DOMINIC A. POLIMENI	Director	November 21, 2007
Dominic A. Polimeni

By:	/s/ DAVID SIEGEL	Director	November 21, 2007
David Siegel

SCHEDULE II

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

Three Years Ended February 28, 2007

Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period

Valuation account
deducted in the
balance sheet from
the asset to which
it applies:
Allowance for doubtful accounts- accounts receivable

2007	$4,702,000	$447,000	$164,000	$4,985,000

2006	$4,582,000	-	$(120,000)	$4,702,000

2005	$4,090,000	$285,000	$(207,000)	$4,582,000

(A) Accounts written off.

Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period

Valuation account
deducted in the
balance sheet from
the asset to which
it applies:
Inventory Reserve

2007	$4,268,000	-	$68,000	$4,200,000

2006	$3,847,000	$421,000	-	$4,268,000

2005	$3,978,000	-	$131,000	$3,847,000

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