Form 10-Q/A
period 2007-05-31
NU HORIZONS ELECTRONICS CORP
filed 2007-11-21
CIK 718074

Form 10-Q/A

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number
For the quarterly period ended May 31, 2007	1-8798

Nu Horizons Electronics Corp.
(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 396 -5000
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer ☐    Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock, as of June 30, 2007:

Common Stock - Par Value $.0066	18,357,087
Class	Outstanding Shares

EXPLANATORY NOTE:

Nu Horizons Electronics Corp. (the “Company,” “Nu Horizons,” “we” or “our”) is amending its Quarterly Report on Form 10-Q for the three months ended May 31, 2007 originally filed on July 9, 2007 (the "Original Form 10-Q").

As previously reported in a current report on Form 8-K filed on October 3, 2007, the Audit Committee of the Company's Board of Directors, together with management, concluded that, due to the tax adjustments described below and in Note 2 of the Notes to the Interim Consolidated Financial Statements included herein, (1) our previously issued financial statements and any related reports of our independent registered public accounting firm for the fiscal years ended February 28, 2002 through 2007 and the financial statements contained in the first quarter fiscal 2008 Form 10-Q should no longer be relied upon because of such errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements and Form 10-K for the fiscal year ended February 28, 2007 and first quarter fiscal 2008 Form 10-Q should be restated to reflect the correct accounting for income taxes as discussed below.

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Tax - an Interpretation of FASB Statement No. 109", we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations. On November 21, 2007, we filed our amended Annual Report on Form 10-K/A for fiscal year ended February 28, 2007 (the "2007 Form 10-K/A").

Accordingly, adjustments have been made to the aforementioned interim consolidated condensed financial statements contained in the Original Form 10-Q for the quarterly period ended May 31, 2007, which are reflected in this Form 10-Q/A (the "Form 10-Q/A") to restate for income tax expense and the related obligations. The changes impacting the financial statements are explained in further detail in Note 2 of the Notes to Interim Consolidated Condensed Financial Statements included herein. In addition to the changes to our financial statements, including the notes therein (Item 1), Items 2 and 4 of Part I of the Original Form 10-Q have been revised to reflect the following changes:

•	We expanded our disclosure in Item 2 to explain the material variances from the same period of the prior year in reported income taxes; and

•
We have updated Item 4 - Controls and Procedures to address management’s re-evaluation of disclosure controls and procedures as of May 31, 2007 resulting from its reassessment and identification of a material weakness in internal control over financial reporting related to the facts and circumstances surrounding the errors that led to the restatement of our Original Form 10-Q. See Item 4 (Controls and Procedures) for further discussion. New certifications of the principal executive officer and principal financial officer are included in Part II as exhibits to this Form 10-Q/A.

Except for the foregoing amended and restated information, the Company has not modified or updated the disclosures in the Original Form 10-Q. As such, this Form 10-Q/A continues to describe conditions as of the filing date of the Original Form 10-Q, and does not reflect events, results or developments that have occurred after the date of the Original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein and as discussed in the Subsequent Events Note 10 of the Notes to Financial Statements contained in Part I, Item 1.

This Form 10-Q/A reflects changes resulting from the restatement of amounts in the Form 10-K/A, as well as the restatement of amounts for income tax expense and the related obligations for the first quarter of fiscal 2008 as reported in the Original Form 10-Q.

The events resulting in the filing of this Form 10-Q/A and the financial results reported in this Form 10-Q/A had no impact on the calculations of our bank debt covenants for any quarterly or annual period. However, this restatement has, in fact, contributed to the delay in filing the fiscal 2008 quarterly report on Form 10-Q for the three months ended August 31, 2007, which required us to obtain waivers from our banks, which waivers were obtained on October 25, 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

		Page(s)

	Explanatory Note	2.

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income (as restated) (unaudited) - Three Months Ended May 31, 2007 and 2006	4.

	Consolidated Condensed Balance Sheets (as restated) - May 31, 2007 (unaudited) and February 28, 2007	5.

	Consolidated Condensed Statements of Cash Flows (as restated) (unaudited) - Three Months Ended May 31, 2007 and 2006	6.

	Notes to Interim Consolidated Condensed Financial Statements (as restated) (unaudited)	7.-13.

	Review Report of Independent Registered Public Accounting Firm (Restated)	14.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	15.-18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19.

Item 4.	Controls and Procedures (revised)	20.-21.

Part II.	Other Information	22.

SIGNATURES		23.

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months Ended
	May 31, 2007	May 31, 2006
	(As Restated, see Note 2)	(As Restated, see Note 2)

NET SALES	$192,327,000	$187,760,000

COSTS AND EXPENSES:
Cost of sales	162,789,000	159,470,000
Operating expenses	25,597,000	22,123,000
	188,386,000	181,593,000

OPERATING INCOME	3,941,000	6,167,000

OTHER (INCOME) EXPENSE:
Interest (income)	(15,000)	(61,000)
Interest expense	928,000	962,000
	913,000	901,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	3,028,000	5,266,000

Provision for income taxes	1,250,000	2,603,000

INCOME BEFORE MINORITY INTERESTS	1,778,000	2,663,000

Minority interest in earnings of subsidiaries	90,000	149,000

NET INCOME	$1,688,000	$2,514,000

NET INCOME PER COMMON SHARE

Basic	$.09	$.14

Diluted	$.09	$.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,217,603	17,596,232
Diluted	19,046,335	18,293,721

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2007	February 28, 2007
	(unaudited)
	(As Restated, see Note 2)	(As Restated, see Note 2)
- ASSETS -
CURRENT ASSETS:
Cash	$3,787,000	$4,747,000
Accounts receivable - net of allowance for doubtful accounts of $4,921,000 and $4,985,000, respectively	128,999,000	119,946,000
Inventories	134,072,000	119,311,000
Prepaid expenses and other current assets	4,043,000	4,625,000
TOTAL CURRENT ASSETS	270,901,000	248,629,000

PROPERTY, PLANT AND EQUIPMENT - NET	4,857,000	3,381,000

OTHER ASSETS:
Cost in excess of net assets acquired	8,332,000	8,332,000
Deferred tax asset	3,082,000	3,082,000
Other assets	4,851,000	4,055,000
	$292,023,000	$267,479,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$61,815,000	$62,410,000
Accrued expenses	7,797,000	8,765,000
Bank credit line	2,693,000	2,327,000
Income taxes payable	9,639,000	8,179,000
TOTAL CURRENT LIABILITIES	81,944,000	81,681,000

LONG TERM LIABILITIES:
Revolving credit line	52,200,000	30,000,000
Due to seller	3,378,000	3,378,000
Deferred tax liability	2,778,000	2,725,000
TOTAL LONG TERM LIABILITIES	58,356,000	36,103,000

MINORITY INTEREST IN SUBSIDIARIES	2,038,000	1,948,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,357,087 and 18,158,034 shares issued and outstanding for May 31, 2007 and February 28, 2007, respectively	121,000	120,000
Additional paid-in capital	53,803,000	53,512,000
Retained earnings	95,790,000	94,102,000
Other accumulated comprehensive (loss) income	(29,000)	13,000
TOTAL SHAREHOLDERS’ EQUITY	149,685,000	147,747,000

	$292,023,000	$267,479,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31, 2007	May 31, 2006
	(As Restated, see Note 2)	(As Restated, see Note 2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$183,274,000	$178,186,000
Cash paid to suppliers and employees	(202,796,000)	(192,117,000)
Interest received	15,000	61,000
Interest paid	(704,000)	(962,000)
Income taxes paid	(1,446,000)	(603,000)
Net cash (used) by operating activities	(21,657,000)	(15,435,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,847,000)	(297,000)
Net cash (used in) investing activities	(1,847,000)	(297,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	79,736,000	83,650,000
(Repayments) under revolving credit line	(57,170,000)	(64,850,000)
Proceeds from exercise of stock options	20,000	106,000
Excess tax benefits from stock based compensation	-	25,000
Net cash provided by financing activities	22,586,000	18,931,000

EFFECT OF EXCHANGE RATE CHANGE	(42,000)	(12,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(960,000)	3,187,000

Cash and cash equivalents, beginning of year	4,747,000	10,873,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,787,000	$14,060,000

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:

NET INCOME	$1,688,000	$2,514,000
Adjustments:
Depreciation and amortization	371,000	311,000
Bad debt reserve	-	58,000
Deferred income tax	53,000	350,000
Minority interest	90,000	149,000
Stock based compensation	272,000	138,000
Changes in assets and liabilities net of effect of acquisition:
Accounts receivable	(9,053,000)	(9,574,000)
Inventories	(14,761,000)	(10,487,000)
Due to seller
Prepaid expenses and other current assets	582,000	(735,000)
Other assets	(796,000)	(121,000)
Accounts payable and accrued expenses	(1,563,000)	111,000
Income taxes	1,460,000	1,851,000

NET CASH (USED) BY OPERATING ACTIVITIES	$(21,657,000)	$(15,435,000)

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, DT Electronics Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited, Nu Horizons Electronics (Shanghai) Co. Ltd., Nu Horizons Electronics Asia Pte Ltd. Korea, Razor Electronics, Inc. and Nu Exchange B2B, Inc. and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2007 and February 28, 2007 and the results of its operations for the three month periods ended May 31, 2007 and 2006, and its cash flows for the three month periods ended May 31, 2007 and 2006.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended February 28, 2007, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America

The results of operations for the three-month period ended May 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	RESTATEMENT OF FINANCIAL STATEMENTS:

On July 9, 2007, the Company filed its Quarterly Report on Form 10-Q for the three months ended May 31, 2007 (the "Original Form 10-Q"). In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of the provision of Financial Accounting Standards Board ("FASB") Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Tax - an Interpretation of FASB Statement No. 109", we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income taxes expense and the related U.S. income tax obligations, a majority of which related to our foreign operations, for the quarter ended May 31, 2007 and for the years ended February 28, 2002 through 2007.

As a result of the tax adjustments described above and noted below, our management and the Audit Committee of the Company's Board of Directors concluded, as reported in a current report on Form 8-K filed on October 3, 2007, that (1) our previously issued financial statements and any related reports of our independent registered public accounting firm for the fiscal years ended February 28, 2002 through 2007 and the first quarter of fiscal 2008 should no longer be relied upon because of the aforementioned errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements, Form 10-K for the fiscal year ended February 28, 2007 and Original Form 10-Q should be restated to reflect the correct accounting for income taxes discussed above. On November 21, 2007, we filed our amended Annual Report on Form 10-K/A for the fiscal year ended February 28, 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

2.	RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The following table summarizes the impact of the restatement discussed above on the previously issued Interim Consolidated Condensed Financial Statements as of May 31, 2007 and for the three months ended May 31, 2007 and 2006:

	As of May 31, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Prepaid and other current assets	$3,872,000	$171,000	$4,043,000
Deferred tax asset	-	3,082,000	3,082,000
Accrued expenses	7,611,000	186,000	7,797,000
Income taxes payable	5,261,000	4,378,000	9,639,000
Deferred tax liability	2,422,000	356,000	2,778,000
Minority interest	2,002,000	36,000	2,038,000
Additional paid in capital	50,961,000	2,842,000	53,803,000
Retained earnings	100,335,000	(4,545,000)	95,790,000

	As of February 28, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Prepaid and other current assets	$4,454,000	$171,000	$4,625,000
Deferred tax asset	-	3,082,000	3,082,000
Accrued expenses	8,579,000	186,000	8,765,000
Income taxes payable	3,927,000	4,252,000	8,179,000
Deferred tax liability	2,369,000	356,000	2,725,000
Minority interest	1,912,000	36,000	1,948,000
Additional paid in capital	50,670,000	2,842,000	53,512,000
Retained earnings	98,521,000	(4,419,000)	94,102,000

	For the Three Months Ended May 31, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$1,124,000	$126,000	$1,250,000
Net income	1,814,000	(126,000)	1,688,000
Net income per common share:
Basic	$.10	$(.01)	$.09
Diluted	$.10	$(.01)	$.09

	For the Three Months Ended May 31, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$1,956,000	$647,000	$2,603,000
Minority interest	135,000	14,000	149,000
Net income	3,175,000	(661,000)	2,514,000
Net income per common share:
Basic	$.18	$(.04)	$.14
Diluted	$.17	$(.03)	$.14

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

2.	RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

	For the Three Months Ended May 31, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net income	$1,814,000	$(126,000)	$1,688,000
Income taxes	1,334,000	126,000	1,460,000

	For the Three Months Ended May 31, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net income	$3,175,000	$(661,000)	$2,514,000
Minority interest	135,000	14,000	149,000
Income taxes	1,204,000	647,000	1,851,000

3.	ACQUISITION:

On August 29, 2006, the Company acquired the outstanding shares of DT Electronics Limited ("DT"), an entity engaged in the electronic components distribution business in the United Kingdom. The operating results of DT are reflected in the accompanying financial statements since the date of acquisition. Reference is made to Note 3 of the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended February 28, 2007 in which the Company has previously disclosed certain purchase price information, as well as the preliminary allocations of the net consideration paid. The preliminary purchase price allocation is subject to refinement when the valuation of intangibles is complete.

The following unaudited pro forma information of the Company is provided to give effect to the DT acquisition assuming it occurred as of March 1, 2006, the beginning of the earliest period presented:

For the Three Months Ended
May 31, 2006
Net sales	$193,328,000
Net income	$2,731,000
Net income per share:
Basic	$.16
Diluted	$.15

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	May 31, 2007	February 28, 2007

Furniture, fixtures and office equipment	$10,187,000	$8,895,000
Computer equipment	8,759,000	8,204,000
Leasehold improvements	1,255,000	1,255,000
	20,201,000	18,354,000
Less: accumulated depreciation and amortization	15,344,000	14,973,000
	$4,857,000	$3,381,000

Depreciation expense for the quarters ended May 31, 2007 and 2006 aggregated $371,000 and $311,000, respectively.

5.	DEBT:

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

	For the Three Months Ended
	May 31, 2007	May 31, 2006
NUMERATOR:
Net income	$1,688,000	$2,514,000

DENOMINATOR:
Basic earnings per common share - weighted-average number of common shares outstanding	18,217,603	17,596,232
Effect of dilutive stock options	828,732	697,489
Diluted earnings per common share - adjusted weighted-average number of common shares outstanding	19,046,335	18,293,721

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

7.	STOCK BASED COMPENSATION:

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

Stock Options

Stock options granted to date under each of the Company’s 1998 and 2000 Stock Option Plans, 2000 Key Employee Stock Option Plan and 2002 Key Employee Stock Incentive Plan, as amended, generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant. Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of grant.

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

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the three months ended May 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2007	263,000	$9.98
Granted	200,500	11.56
Vested	(20,786)	8.45
Forfeited	(2,572)	8.42
Non-vested shares at May 31, 2007	440,142	10.78

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

7.	STOCK BASED COMPENSATION (continued):

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

Revenues, by geographic area, for the first quarter of each of our last two fiscal years are as follows:

	May 31, 2007	May 31, 2006

Americas	$136,256,000	$148,749,000
Europe	14,427,000	4,218,000
Asia/Pacific	41,644,000	34,793,000
	$192,327,000	$187,760,000

Total assets, by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2007	May 31, 2006
	(As Restated)
Americas	$181,308,000	$181,661,000
Europe	35,486,000	7,595,000
Asia/Pacific	75,229,000	78,223,000
	$292,023,000	$267,479,000

Long lived assets (net), by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2007	May 31, 2006

Americas	$4,178,000	$2,940,000
Europe	60,000	23,000
Asia/Pacific	619,000	637,000
	$4,857,000	$3,600,000

9.	INCOME TAXES:

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

9.	INCOME TAXES (continued):

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of FIN 48, we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations, a majority of which is related to our foreign operations, requiring the restatement of our financial statements for the fiscal years ended February 28, 2005 through 2007, as well as similar prior period adjustments (see Note 2).  Upon adoption of FIN 48, there was approximately $2,000,000 of unrecognized tax benefit included in the Condensed Consolidated Balance Sheet as of March 1. 2007, which may be reduced over the next twelve months upon filing our amended tax returns.  The Company plans to amend its 2005 and 2006 tax returns in fiscal year 2008.  As a result, the Company estimates that the $2,000,000 of unrecognized tax benefit will be reduced.  If any uncertain tax positions were sustained by the taxing authorities, the Company's effective tax rate would be reduced.  As of March 1, 2007, we had accrued approximately $144,000 and $615,000 for the payment of potential tax-related interest and penalties, respectively on the $2 million of uncertain tax positions

The liability for uncertain tax positions is included in the Condensed Consolidated Balance Sheet as of May 31, 2007.  There were no significant changes to our uncertain tax positions during the three months ended May 31, 2007.  For the three months ended May 31, 2007, interest and penalties increased by $76,000 and $162,000, respectively.  The Company recognizes accrued interest and penalties related to uncertain tax positions in federal, foreign, state and local income tax expense.  As of May 31, 2007, we had accrued approximately $220,000 and $777,000 for the payment of potential tax-related interest and penalties, respectively.  The increase in tax penalties and interest during the quarter is primarily related to the underpayment of tax in 2007.

10.	SUBSEQUENT EVENTS:

a.	Litigation:

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

The final allocation of the purchase price for the DT Electronics acquisition (see Note 3) resulted in an indentifiable intangible asset-customer list of $3,764,000 based on an independent valuation of fair value completed in the second quarter of fiscal 2008. The customer list will be amortized over its estimated useful life of 17 years.

As a result of the segregation of the cost in excess of net assets acquired, a deferred tax liability of approximately $1,000,000 will be reflected in the next quarter.

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

As discussed in Note 2 to the Financial Statements, the Company has filed an amended Form 10-K/A for the year ended February 28, 2007 and has restated its financial statements for the three months ended May 31, 2007 and 2006 in this Form 10-Q/A, to reflect adjustments to the provision for income taxes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Nu Horizons Electronics Corp. as of February 28, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 7, 2007 (November 21, 2007 as to the effects of the restatement discussed in Note 2 and the subsequent events discussed in Note 16), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2007, as restated is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ LAZAR LEVINE & FELIX LLP

New York, New York
July 3, 2007
(November 21, 2007, as to the
restatement discussed in Note 2
and the subsequent events discussed
in Note 10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in the Company’s Form 10-K/A annual report for the year ended February 28, 2007, and in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the quarters ended May 31, 2007 and 2006, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K/A for the year ended February 28, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

	Three Months Ended May 31,
	2007	2006
	(restated)	(restated)
Net sales	100.0%	100.0%
Cost of sales	84.6	84.9
Gross profit	15.4	15.1
Operating expenses	13.3	11.8
Interest expense	.5	.5
Interest (income)	.0	.0
Income before taxes	1.6	2.8
Income tax provision	.7	1.4
Income after taxes, before minority interests	.9	1.4
Minority interests	.0	.1
Net income	.9	1.3

Results of Operations:

For the quarter ended May 31, 2007, consolidated net sales increased to $192,327,000 from $187,760,000 for the prior year quarter. Net income for the first quarter of fiscal 2008 was $1,688,000 or $.09 per basic and diluted share as compared to net income of $2,514,000 or $.14 per basic and $.14 per diluted share in last year’s first fiscal quarter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

Tax expense as a percentage of income before provision for income taxes and minority interest (the "effective tax rate") is 41.3% for the current quarter ended May 31, 2007 and 49.4% for the quarter ended May 31, 2006. The effective rate for the first quarter of fiscal 2008 is higher than the statutory rate principally due to penalties and interest of $237,000 associated with the correction of errors in our United States Federal and state tax returns discussed in Note 2 of the financial statements contained herein. The effective tax rate in the first quarter of fiscal 2007 is also higher due to higher tax expense of $647,000 associated with the aforementioned restatement.

Net income for the three month period ended May 31, 2007 was $1,688,000 or $.09 per basic and diluted share as compared to net income of $2,514,000 or $.14 per basic and diluted share for the three month period ended May 31, 2006. Management attributes the decrease in earnings for the period primarily due to decreased Systems sales and the other matters discussed above.

Liquidity and Capital Resources:

On May 31, 2007, the Company's current ratio was 3.3:1 as compared to 3.0:1 at February 28, 2007. Working capital increased from approximately $166,948,000 at February 28, 2007 to approximately $188,957,000 at May 31, 2007, while cash decreased from February 28, 2007 to May 31, 2007 by approximately $960,000 to $3,787,000, as follows:

Net cash used by operating activities	$(21,657,000)
Net cash used by investing activities	(1,847,000)
Net cash provided by financing activities	22,586,000
Exchange rate changes	(42,000)
Decrease in cash	$(960,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

Liquidity and Capital Resources (continued):

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

ITEM 4. CONTROLS AND PROCEDURES (REVISED)

Management's Quarterly Evaluation of Disclosure Controls and Procedures (Revised)

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement of its financial statements related to income tax expense and the related obligations, the Company reevaluated its disclosure controls and procedures as of the end of the period covered by this report. Based upon the reevaluation that was conducted, management, including our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of May 31, 2007 because of a material weakness in its internal controls over financial reporting regarding the accounting for income taxes due to the existence of errors in the Company’s income tax returns and the application of FASB No. 109 - Accounting for Income Taxes, causing an understatement of the Company’s provision for income tax expense for prior periods and the related U.S. income tax obligations, which resulted in the Company having to restate its consolidated financial statements as described in Note 2 to the interim consolidated condensed financial statements included elsewhere herein. Notwithstanding the existence of such material weakness, management has concluded that the interim consolidated condensed financial statements included in this Form 10-Q/A fairly present in all material respects the Company's financial condition as of May 31, 2007 and February 28, 2007, the results of operations and cash flows for each of the three months ended May 31, 2007 and 2006.

Changes in Internal Controls  (Revised)

There were no changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting other than the remediation described below.

As a result of the DT acquisition, the Company is currently evaluating the internal controls for DT's operations. The Company is in the process of integrating DT's operations, including its inventory management systems, sales order system and other controls.

After the Company filed its Original Form 10-Q for the quarter ended May 31, 2007, the Company identified an error in the Company’s previously issued consolidated financial statements and concluded that the financial statements included in the Form 10-K for its fiscal year ended February 28, 2007 and in the Form 10-Q for the quarter ended May 31, 2007 should be restated, as discussed in Note 2 to the interim consolidated financial statements included elsewhere in this Form 10-Q/A. The Company determined that this error resulted from a material weakness in the operating effectiveness of the Company’s internal controls over financial reporting relative to its accounting for income taxes.

After the period covered by this Quarterly Report on Form 10-Q/A, in order to remediate the material weakness in internal controls over the Company's accounting for income taxes, the Company engaged an independent registered public accounting firm (other than its auditors, Lazar Levine & Felix LLP) to prepare its tax returns and review and advise Company personnel on the preparation of the quarterly tax provision in accordance with FASB Statement No. 109 - Accounting for Income Taxes.

ITEM 4. CONTROLS AND PROCEDURES (REVISED) (continued)

Inherent Limitations on Effectiveness of Controls (Revised)

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

PART II. OTHER INFORMATION

ITEM 1A Risk Factors

There have not been any material changes to the Company’s risk factors as discussed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K/A for the year ended February 28, 2007.

ITEM 6.  Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp. Registrant

Date: November 21, 2007
/s/ Arthur Nadata
Arthur Nadata
Chairman and Chief Executive Officer

Date: November 21, 2007
/s/ Kurt Freudenberg
Kurt Freudenberg
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibits

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