Form 10-Q
period 2007-08-31
NU HORIZONS ELECTRONICS CORP
filed 2007-11-21
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number
For the quarterly period ended August 31, 2007	1-8798

Nu Horizons Electronics Corp.
(Exact name of registrant as specified in its charter)

Delaware	11-2621097
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 396 -5000
(Registrant’s telephone number, including area code)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of October 5, 2007:

Common Stock - Par Value $.0066	18,376,814
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

		Page(s)
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income (unaudited) -
	Three and Six Months Ended August 31, 2007 and 2006 (as restated for 2006)	3.

	Consolidated Condensed Balance Sheets -
	August 31, 2007 (unaudited) and February 28, 2007 (as restated for February 28, 2007)	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	Six Months Ended August 31, 2007 and 2006 (as restated for 2006)	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-13.

	Review Report of Independent Registered Public Accounting Firm	14.

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15.-19.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20.

Item 4.	Controls and Procedures	21.-22.

Item 5.	Other Information	23.

Part II.	Other Information	24.

SIGNATURES		25.

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
		(As Restated)		(As Restated)

NET SALES	$203,576,000	$193,522,000	$395,903,000	$381,281,000

COSTS AND EXPENSES:
Cost of sales	172,486,000	164,418,000	335,275,000	323,888,000
Operating expenses	27,877,000	22,870,000	53,474,000	44,997,000
	200,363,000	187,288,000	388,749,000	368,885,000

OPERATING INCOME	3,213,000	6,234,000	7,154,000	12,396,000

OTHER (INCOME) EXPENSE
Interest income	(5,000)	(450,000)	(20,000)	(516,000)
Interest expense	1,047,000	931,000	1,975,000	1,893,000
	1,042,000	481,000	1,955,000	1,377,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	2,171,000	5,753,000	5,199,000	11,019,000

Provision for income taxes	1,286,000	2,844,000	2,536,000	5,447,000

INCOME BEFORE MINORITY INTERESTS	885,000	2,909,000	2,663,000	5,572,000

Minority interest in earnings of subsidiaries	102,000	162,000	192,000	311,000

NET INCOME	$783,000	$2,747,000	$2,471,000	$5,261,000

NET INCOME PER COMMON SHARE:

Basic	$.04	$.16	$.14	$.30

Diluted	$.04	$.15	$.13	$.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,371,908	17,697,958	18,295,096	17,638,535
Diluted	19,237,927	18,655,852	19,130,479	18,462,094

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2007	February 28, 2007
	(UNAUDITED)	(As Restated)
- ASSETS -
CURRENT ASSETS:
Cash	$1,005,000	$4,747,000
Accounts receivable - net of allowance for doubtful accounts of $4,927,000 and $4,985,000, respectively	136,759,000	119,946,000
Inventories	131,323,000	119,311,000
Prepaid expenses and other current assets	4,222,000	4,625,000
TOTAL CURRENT ASSETS	273,309,000	248,629,000

PROPERTY, PLANT AND EQUIPMENT - NET	4,874,000	3,381,000

OTHER ASSETS:
Cost in excess of net assets acquired	8,079,000	8,332,000
Intangibles - net	3,709,000	-
Deferred tax asset	3,082,000	3,082,000
Other assets	5,092,000	4,055,000
	$298,145,000	$267,479,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$66,009,000	$62,410,000
Accrued expenses	9,453,000	8,765,000
Bank credit line	1,904,000	2,327,000
Income taxes payable	9,061,000	8,179,000
TOTAL CURRENT LIABILITIES	86,427,000	81,681,000

LONG TERM LIABILITIES:
Revolving credit line	54,800,000	30,000,000
Due to seller	-	3,378,000
Deferred tax liability	3,851,000	2,725,000
TOTAL LONG TERM LIABILITIES	58,651,000	36,103,000

MINORITY INTEREST IN SUBSIDIARIES	2,140,000	1,948,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized;
18,376,979 and 18,158,034 shares issued and outstanding for August 31, 2007 and February 28, 2007, respectively	121,000	120,000
Additional paid-in capital	54,228,000	53,512,000
Retained earnings	96,573,000	94,102,000
Other accumulated comprehensive income	5,000	13,000
TOTAL SHAREHOLDERS’ EQUITY	150,927,000	147,747,000

	$298,145,000	$267,479,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	August 31, 2007	August 31, 2006
		(As Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$379,397,000	$368,172,000
Cash paid to suppliers and employees	(398,053,000)	(380,106,000)
Interest received	20,000	516,000
Interest paid	(1,990,000)	(1,893,000)
Income taxes paid	(2,701,000)	(1,220,000)
Net cash used in operating activities	(23,327,000)	(14,531,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,316,000)	(574,000)
Payments for the acquisitions - net of cash acquired	(2,593,000)	(6,023,000)
Net cash used in investing activities	(4,909,000)	(6,597,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit line	148,810,000	144,850,000
Repayments under revolving credit line	(124,433,000)	(128,550,000)
Proceeds from exercise of stock options	125,000	1,965,000
Proceeds from settlement of subordinated note	-	2,000,000
Net cash provided by financing activities	24,502,000	20,265,000

EFFECT OF EXCHANGE RATE CHANGE	(8,000)	(15,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,742,000)	(878,000)

Cash and cash equivalents, beginning of year	4,747,000	10,873,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,005,000	$9,995,000

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

NET INCOME	$2,471,000	$5,261,000
Adjustments:
Depreciation and amortization	878,000	639,000
Provision for bad debts	-	90,000
Deferred income tax	72,000	775,000
Increase in minority interest	192,000	311,000
Stock based compensation	592,000	269,000
Changes in assets and liabilities:
Accounts receivable	(16,506,000)	(13,109,000)
Inventories	(11,362,000)	(1,443,000)
Prepaid expenses and other current assets	491,000	(787,000)
Other assets	(1,035,000)	(41,000)
Accounts payable and accrued expenses	3,455,000	(10,261,000)
Due to seller	(3,378,000)	-
Income taxes payable	803,000	3,765,000

NET CASH (USED) BY OPERATING ACTIVITIES	$(23,327,000)	$(14,531,000)

Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
Reallocation of cost in excess of net assets acquired-tax effect	$1,054,000	$-

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Nu Horizons Electronics Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited, Nu Horizons Electronics (Shanghai) Co. Ltd., Nu Horizons Electronics Asia Pte Ltd. Korea, Dacom Süd Electronics GmbH, Razor Electronics, Inc. and Nu Exchange B2B, Inc. and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited contain all adjustments necessary to present fairly the Company’s financial position as of August 31, 2007 and February 28, 2007 and the results of its operations for the three and six month periods ended August 31, 2007 and 2006, and its cash flows for the six month periods ended August 31, 2007 and 2006.

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

The results of operations for the three and six month periods ended August 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	RESTATEMENT OF FINANCIAL STATEMENTS:

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of the provision of Financial Accounting Standards Board ("FASB") Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Tax - an Interpretation of FASB Statement No. 109", we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense and the related U.S. income tax obligations, a majority of which related to our foreign operations, for the fiscal years 2002 through 2007.

As a result of the tax adjustments described above and noted below, our management and the Audit Committee of the Company's Board of Directors concluded, as reported in a current report on Form 8-K filed on October 3, 2007, that (1) our previously issued financial statements and any related reports of our independent registered public accounting firm for the fiscal years ended February 28, 2002 through 2007 and the first quarter of fiscal 2008 should no longer be relied upon because of the aforementioned errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements, Original Form 10-K for the fiscal year ended February 28, 2007 and Original Form 10-Q for the three months ended May 31, 2007 should be restated to reflect the correct accounting for income taxes discussed above. On November 21, 2007, we filed our amended Annual Report on Form 10-K/A for the fiscal year ended February 28, 2007 and form 10-Q/A for the three months ended May 31, 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

2.	RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The following table summarizes the impact of the restatement discussed above on the previously issued Interim Consolidated Condensed Financial Statements as of February 28, 2007 and for the three and six months ended August 31, 2006:

	As of February 28, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Prepaid and other current assets	$4,454,000	$171,000	$4,625,000
Deferred tax asset	-	3,082,000	3,082,000
Accrued expenses	8,579,000	186,000	8,765,000
Income taxes payable	3,927,000	4,252,000	8,179,000
Deferred tax liability	2,369,000	356,000	2,725,000
Minority interest	1,912,000	36,000	1,948,000
Additional paid-in capital	50,670,000	2,842,000	53,512,000
Retained earnings	98,521,000	(4,419,000)	94,102,000

	For the Three Months Ended August 31, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$2,228,000	$616,000	$2,844,000
Minority interest	40,000	122,000	162,000
Net income	3,485,000	(738,000)	2,747,000
Net income per common share:
Basic	$.20	$(.04)	$.16
Diluted	$.19	$(.04)	$.15

	For the Six Months Ended August 31, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$4,184,000	$1,263,000	$5,447,000
Minority interest	175,000	136,000	311,000
Net income	6,660,000	(1,399,000)	5,261,000
Net income per common share:
Basic	$.38	$(.08)	$.30
Diluted	$.36	$(.08)	$.28

	For the Six Months Ended August 31, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net income	$6,660,000	$(1,399,000)	$5,261,000
Minority interest	174,000	137,000	311,000
Income taxes payable	2,503,000	1,262,000	3,765,000

3.	ACQUISITIONS:

On August 29, 2006, the Company acquired the outstanding shares of DT Electronics Limited ("DT"), an entity engaged in the electronic components distribution business in the United Kingdom. The operating results of DT are reflected in the accompanying financial statements since the date of acquisition. Reference is made to Note 3 of the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended February 28, 2007 in which the Company has previously disclosed certain purchase price information, as well as the preliminary allocations of the net consideration paid. The final allocation of purchase price for the DT acquisition resulted in goodwill of $5,622,000 and customer list amounting to $3,764,000. The customer list will be amortized over 17 year useful life and is included in Intangibles - net on the Balance Sheet at August 31, 2007.

On June 6, 2007, the Company acquired Dacom Süd Electronics Vertriebs GmbH ("Dacom"), an entity engaged in the electronic components distribution business in Germany. The operating results of Dacom are reflected in the accompanying financial statements since the date of acquisition.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	ACQUISITIONS (continued):

The Dacom acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The following table presents the preliminary allocations of the aggregate purchase price for the Dacom acquisition based on their estimated fair values. Such amounts are subject to change upon finalizing valuations.

The purchase price for Dacom as of the acquisition date was $2,857,000 including transaction costs of $464,000.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Dacom acquisition:

Purchase price	$2,393,000
Direct acquisition costs	464,000
Total purchase price	$2,857,000

Allocation of purchase price:
Cash	$264,000
Accounts receivable	307,000
Inventory	650,000
Other current assets	90,000
Fixed assets	6,000
Accounts payable/accrued expenses	(800,000)
Bank credit line	(38,000)
Taxes payable	(79,000)
Cost in excess of net assets acquired	2,457,000
Total purchase price	$2,857,000

The following unaudited proforma information of the Company is provided to give effect to the DT acquisition and the Dacom acquisition assuming they occurred as of March 1, 2006, the beginning of the earliest period presented:

	For the Three Months Ended		For the Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
		(As Restated)		(As Restated)
Net sales	$203,576,000	$204,089,000	$397,616,000	$402,416,000
Net income	783,000	3,258,000	2,546,000	6,283,000
Net income per share:
Basic	$.04	$.18	$.14	$.36
Diluted	$.04	$.17	$.13	$.34

The proforma amounts above reflect interest on the purchase price assuming the acquisitions occurred as of March 1, 2006, with interest calculated at the Company's borrowing rate under its credit facility for the respective period. The proforma net earnings above assumes an income tax provision at the Company's consolidated tax rate for the respective year. The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of the Company's 2006 fiscal year or of future operating performance.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	August 31, 2007	February 28, 2007

Furniture, fixtures and office equipment	$10,473,000	$8,895,000
Computer equipment	9,017,000	8,204,000
Leasehold improvements	1,255,000	1,255,000
	20,745,000	18,354,000
Less: accumulated depreciation and amortization	15,871,000	14,973,000
	$4,874,000	$3,381,000

Depreciation expense for the six month periods ended August 31, 2007 and 2006 aggregated $823,000 and $639,000 respectively. Depreciation expense for the three months ended August 31, 2007 and 2006 was $452,000 and $328,000 respectively.

5.	DEBT:

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks (the "Lenders"), which currently provides for maximum borrowings of $150,000,000 (the "Revolving Credit Line"). On June 6, 2007, the Company and the Lenders entered into an amendment to the Revolving Credit Line permitting the Dacom acquisition and increasing indebtedness allowed to be incurred by foreign subsidiaries to institutional lenders to $60,000,000. The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $54,800,000 at August 31, 2007 and $30,000,000 at February 28, 2007. LIBOR rates ranged from 7.00% to 7.31% at August 31, 2007. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants under the Revolving Credit Line.

The Company also has a receivables financing agreement with a bank in England (the "Bank Credit Line"), which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) with interest at the bank's base rate plus 1.65% (7.15% at August 31, 2007). Borrowings under the Bank Credit Line were £938,000 ($1,904,000) at August 31, 2007.

On November 20, 2006, the Company entered a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5%. As part of this agreement, the Company must maintain a compensating balance of $2,250,000, which amount is included in other assets. At August 31, 2007, there were no borrowings under this credit line.

The events relating to the restatement discussed in Note 2 had no impact on the calculation of our bank covenants as of August 31, 2007. However, the restatement did contribute to the delay in filing the fiscal 2008 quarterly report on Form 10-Q for the three and six months ended August 31, 2007, which required us to obtain waivers from our banks. These waivers were obtained on October 25, 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	August 31, 2007	February 28, 2007
		(As Restated)
Commissions	$1,964,000	$1,662,000
Due to seller	3,245,000	1,611,000
Executive bonuses	384,000	1,246,000
Retirement plan	1,575,000	1,200,000
Payroll and related benefits	-	864,000
Other miscellaneous expenses	2,285,000	2,182,000
Total	$9,453,000	$8,765,000

7.	NET INCOME PER SHARE:

Basic earnings per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of common stock equivalents into common stock.

	For the Three Months Ended		For the Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
		(As Restated)		(As Restated)
NUMERATOR:
Net income	$783,000	$2,747,000	$2,471,000	$5,261,000

DENOMINATOR
Basic earnings per common share - weighted-average number of common shares outstanding	18,371,908	17,697,958	18,295,096	17,638,535
Effect of dilutive stock options	866,019	957,894	835,383	823,559
Diluted earnings per common share - adjusted weighted-average number of common shares outstanding	19,237,927	18,655,852	19,130,479	18,462,094

8.	STOCK BASED COMPENSATION:

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

Stock Options

Stock options granted to date under each of the Company’s 1998 and 2000 Stock Option Plans, 2000 Key Employee Stock Option Plan and 2002 Key Employee Stock Incentive Plan generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant. Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of grant.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK BASED COMPENSATION (continued):

Stock Options (continued)

The following information relates to the stock option activity for the six months ended August 31, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2007	2,126,818	$6.85
Granted	60,000	$8.91
Exercised	(27,000)	$7.81
Forfeited	0	$0

Outstanding at August 31, 2007	2,159,818	$6.90	4.2 years	$5,898,721
Exercisable at August 31, 2007	2,049,693	$6.71	3.9 years	$5,873,605

The fair value of each option was estimated using the Black-Scholes method with the following weight average assumptions for the 60,000 options granted during the quarter ended August 31, 2007: expected term of 5 years; risk free rate of 4.0%; and volatility rate of 58.42%.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first and second quarters of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three and six months ended August 31, 2007 and 2006 was $132,000 and $1,457,000, respectively.

Cash received from option exercises during the six months ended August 31, 2007 was $125,000 and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock

Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee may grant shares of restricted stock. Shares of restricted stock awarded may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement. Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a seven-year period. For the three month and six month periods ended August 31, 2007, the Company recorded compensation expense aggregating $193,000 and $332,000 relating to the issuance of restricted stock.

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested restricted stock for the six months ended August 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2007	263,000	$9.98
Granted	200,500	11.56
Vested	(23,286)	8.45
Forfeited	(3,430)	8.42
Non-vested shares at August 31, 2007	436,784	10.80

As of August 31, 2007, there was $4,908,000 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a period of 7 years.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

9.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

A majority (approximately 68% for the current fiscal year to date) of the Company’s business is conducted in the United States, while the remaining operations are conducted overseas through foreign subsidiaries.

The following table presents revenues by geographic area:

	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006

Americas	$134,864,000	$149,181,000	$271,120,000	$297,929,000
Europe	18,434,000	5,306,000	32,860,000	9,525,000
Asia/Pacific	50,278,000	39,035,000	91,923,000	73,827,000
	$203,576,000	$193,522,000	$395,903,000	$381,281,000

Total assets, by geographic area, as of the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2007	August 31, 2006

Americas	$180,413,000	$185,255,000
Europe	39,100,000	23,767,000
Asia/Pacific	78,632,000	62,063,000
	$298,145,000	$271,085,000

Long lived assets (net), by geographic area, as of the second quarter ended in each of our last two fiscal years are as follows:

	August 31, 2007	August 31, 2006

Americas	$4,233,000	$2,907,000
Europe	171,000	110,000
Asia/Pacific	470,000	623,000
	$4,874,000	$3,640,000

10.	INCOME TAXES:

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES (Continued):

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of FIN 48, we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations, a majority of which related to our foreign operations, requiring the restatement of our financial statements in a Form 10-K/A (filed on November 21, 2007) for the fiscal years ended February 28, 2007.  The liability for uncertain tax positions is included in the Condensed Consolidated Balance Sheet as of August 31, 2007.  There were no significant changes to our uncertain tax positions during the three months ended August 31, 2007.  For the three months ended August 31, 2007, interest and penalties increased by $76,000 and $485,000, respectively.  The Company recognizes accrued interest and penalties related to uncertain tax positions in federal, foreign, state and local income tax expense.  As of August 31, 2007, we had accrued approximately $296,000 and $1,262,000 for the payment of potential tax-related interest and penalties, respectively.  The increase in tax penalties and interest during the quarter is primarily related to the underpayment of tax in 2007.

11.	SUBSEQUENT EVENTS:

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
Melville, New York

We have reviewed the consolidated condensed balance sheet of Nu Horizons Electronics Corp. and subsidiaries (the Company) as of August 31, 2007, and the related consolidated condensed statements of income for the three and six month periods ended August 31, 2007 and 2006, and cash flows for the six month periods ended August 31, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended August 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Nu Horizons Electronics Corp. as of February 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 7, 2007 (November 21, 2007 as to the effects of the restatement discussed in Note 2 and the subsequent events discussed in Note 16), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of February 28, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ LAZAR LEVINE & FELIX LLP
New York, New York
November 21, 2007

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

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three and six month periods ended August 31, 2007 and 2006, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K/A for the year ended February 28, 2007.

Overview:

Nu Horizons Electronics Corp. and its wholly-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC Components Corp., NIC Components Asia Pte Ltd. and NIC Components Europe Limited, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks. In addition, the Company distributes Sun Microsystems boards, servers, storage and software to OEMs (referred to as "Systems").

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

The Company recognized the industry shift to overseas production and the need to serve its suppliers on a global basis. As a result, the Company adopted a strategy of expanding its Asian and European operations by investing in human resources and expanding its sales force and engineering personnel. In prior years, we invested in Asia and currently we are staffed with 197 employees in 19 offices, with a warehouse in Singapore. In fiscal 2007, we continued our growth strategy of expanding our European presence by acquiring DT Electronics Limited on August 29, 2006, with 37 employees and a warehouse in Coventry, England. Most recently, we opened our first office in Munich, Germany and on June 6, 2007, the Company acquired Dacom Süd Electronics Vertriebs GmbH ("Dacom"), a franchised electronics component distributor, based in Munich, Germany. The Company paid approximately $2,857,000 in cash which included transaction fees. Dacom had approximately $6,000,000 in sales for calendar year 2006. We expect that the acquisition of Dacom will accelerate our expansion in the European market.

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

Overview (continued):

The Company is continuing to cooperate with the investigation by the Securities and Exchange Commission ("SEC") in the action captioned "In the Matter of Vitesse Semiconductor Corp." The cost of such cooperation has required the Company to incur significant amounts for professional fees and related expenses. As of August 31, 2007, approximately $520,000 and $382,000 has been incurred for the six months and the three months, respectively. Management is presently unable to determine the duration of the SEC investigation and, consequently, the total costs that will be incurred by the Company.

The tables below provide a quarter-over-quarter summary of sales for the Company:

Quarterly Analysis of Sales

					Percentage
	Quarters Ended August 31,				Change
	2007	% of Total	2006	% of Total	2007 to 2006
Sales by Type:
Electronic Components	$191,750,000	94%	$164,197,000	85%	17%
Systems	11,826,000	6%	29,325,000	15%	(60)%
	$203,576,000	100%	$193,522,000	100%	5%

					Percentage
	Six Months Ended August 31,				Change
	2007	% of Total	2006	% of Total	2007 to 2006
Sales by Type:
Electronic Components	$370,959,000	94%	$321,442,000	84%	15%
Systems	24,944,000	6%	59,839,000	16%	(58)%
	$395,903,000	100%	$381,281,000	100%	4%

The following table sets forth for the three and six month periods ended August 31, 2007 and 2006, certain items in the Company’s consolidated condensed statements of income expressed as a percentage of net sales.

	Three Months Ended Aug. 31,		Six Months Ended Aug. 31,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.7	84.9	84.7	84.9
Gross profit	15.3	15.1	15.3	15.1
Operating expenses	13.7	11.8	13.5	11.8
Interest expense	.5	.5	.5	.5
Interest (income)	0	(.2)	0	(.1)
Income before taxes	1.1	3.0	1.3	2.9
Income tax provision	.6	1.5	.6	1.4
Income after taxes, before minority interests	.5	1.5	.7	1.5
Minority interests	.1	.1	.1	.1
Net income	.4	1.4	.6	1.4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations:

Three Months Ended August 31, 2007 compared to three months ended August 31, 2006:

For the quarter ended August 31, 2007, consolidated net sales increased to $203,576,000 from $193,522,000 for the prior year quarter. Net income for the second quarter of fiscal 2008 was $783,000 or $.04 per basic and diluted share as compared to net income of $2,747,000 or $.16 per basic and $.15 per diluted share in last year’s second fiscal quarter.

Sales of electronic components, excluding Systems, for the three month period ended August 31, 2007 were $191,750,000 as compared to $164,197,000 for the comparable period of the prior year, an increase of approximately $27,553,000 or 17%. On a sequential basis, sales of electronic components for the current three month period increased approximately $12,541,000, or 7%, from $179,209,000 for the quarter ended May 31, 2007. Management believes that this sales increase is primarily due to increased market share resulting from industry consolidation, its increased sales personnel and the expansion of its line card and customer base. Core electronics distribution sales in the current quarter were negatively impacted by a general softness in the passive component market due to over-capacity, resulting in decreased demand which could continue in the near term. System sales have declined primarily due to the loss of business with certain key customers. System sales for the quarter ended August 31, 2007 were $11,826,000, compared to $29,325,000 in 2006. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that the industry growth rate in the near term will likely be in the single digits.

The electronics components gross profit was $29,941,000 for the second quarter of fiscal 2008 and $26,371,000 for the second quarter of fiscal 2007. The gross profit margin for the quarter ended August 31, 2007 was 15.3% as compared to 15.0% for the prior year quarter ended August 31, 2006. The increase in total gross profit margin is due to reduced sales of lower margin Systems business.

Operating expenses increased to $27,877,000 for the three months ended August 31, 2007, from $22,870,000 for the three month period ended August 31, 2006, an increase of approximately $5,007,000 or 22%. Approximately $3,317,000, or 66%, of the operating expense increase relates to the inclusion of the operating expenses of DT Electronics Limited, which was purchased on August 29, 2006, and which is not included in fiscal 2007. The remaining dollar increase in operating expenses was due to increases in the following expense categories: approximately $1,302,000 or 26% of the increase for the three month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits, in each case primarily related to new hires to support expanded supplier relationships. Approximately $382,000 or 8% of the increase was a result of the net increases in professional fees related to the SEC investigation in the action captioned "In the Matter of Vitesse Semiconductor Corp." and other legal matters.

Interest expense increased to $1,047,000 for the three months ended August 31, 2007, from $931,000 for the three month period ended August 31, 2006 due to higher average borrowings during the 2007 period.

Tax expense as a percentage of income before provision for income taxes and minority interest (the "effective tax rate") is 59.2% for the current quarter ended August 31, 2007 and 49.4% for the quarter ended August 31, 2006. The effective rate for the second quarter of fiscal 2008 is higher than the statutory rate principally due to penalties and interest of $560,000 associated with the correction of errors in our United States Federal and state tax returns discussed in Note 2 of the financial statements contained herein. The effective tax rated in the second quarter of fiscal 2007 is higher due to higher tax expense of $616,000 associated with the aforementioned restatement.

Net income for the three month period ended August 31, 2007 was $783,000 or $.04 per basic and diluted share as compared to net income of $2,747,000 or $.16 per basic and $.15 per diluted share for the three month period ended August 31, 2006. Management attributes the decrease in earnings for the period primarily due to decreased Systems sales and the other matters discussed above.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations:

Six Months Ended August 31, 2007 compared to six months ended August 31, 2006:

For the six months ended August 31, 2007, consolidated net sales increased to $395,903,000 from $381,281,000 for the prior year comparable period. Net income for the six month period ended August 31, 2007 was $2,471,000 or $.14 per basic and $.13 per diluted share as compared to net income of $5,261,000 or $.30 per basic and $.28 per diluted share for the comparable period of the prior year.

Sales of electronic components, excluding Systems, for the six month period ended August 31, 2007 were $370,959,000 as compared to $321,442,000 for the comparable period of the prior year, an increase of approximately $49,517,000 or 15.4%. Management believes that this sales increase is primarily due to increased market share resulting from industry consolidation, its increased sales personnel and the expansion of its line card and customer base. Core electronics distribution sales for the six months ended August 31, 2007 were negatively impacted by a general softness in the passive component market due to over-capacity, resulting in decreased demand which could continue in the near term. System sales have declined primarily due to the loss of business with certain key customers. System sales for the six months ended August 31, 2007 were $24,944,000, compared to $59,839,000 in the comparable period of fiscal 2007. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that the industry growth rate in the near term will likely be in the single digits.

The electronics components gross profit was $58,453,000 for the six months ended August 31, 2007 and $52,060,000 for the comparable period of fiscal 2007. The gross profit margin for the six months ended August 31, 2007 was 15.3% as compared to 15.1% for the comparable period of fiscal 2007. The increase in total gross profit margin is due to reduced sales of lower margin Systems business.

Operating expenses increased to $53,474,000 for the six months ended August 31, 2007, from $44,997,000 for the six month period ended August 31, 2006, an increase of approximately $8,477,000 or 18.8%. Approximately $4,474,000, or 53%, of the operating expense increase relates to the inclusion of the operating expenses of DT Electronics Limited, which was purchased on August 29, 2006, and which is not included in the six months ended August 31, 2006. The remaining dollar increase in operating expenses was due to increases in the following expense categories: approximately $3,255,000 or 38% of the increase for the six month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits. Approximately $520,000 or 6% of the increase was a result of the net increases in professional fees related to the SEC investigation in the action captioned "In the Matter of Vitesse Semiconductor Corp." and other legal matters and other professional fees of $228,000.

Interest expense increased to $1,975,000 for the six months ended August 31, 2007, from $1,893,000 for the six month period ended August 31, 2006 due to increased borrowing during the 2007 period.

The effective rates of 48.8% and 49.4% for the fiscal 2008 and 2007 periods respectively are higher than statutory rates due principally to interest and penalties of $797,000 in fiscal 2008 and incremental tax expense of $1,263,000 related to the restatement discussed in Note 2 of the financial statements contained herein.

Net income for the six month period ended August 31, 2007 was $2,471,000 or $.14 per basic and $.13 per diluted share as compared to net income of $5,261,000 or $.30 per basic and $.28 per diluted share for the six month period ended August 31, 2006. Management attributes the decrease in earnings for the period primarily due to decreased Systems sales and the other matters discussed above.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources:

On August 31, 2007, the Company's current ratio was 3.2:1 as compared to 3.0:1 at February 28, 2007. Working capital increased from approximately $166,948,000 at February 28, 2007 to approximately $186,882,000 at August 31, 2007, while cash decreased from February 28, 2007 to August 31, 2007 by approximately $3,742,000 to $1,005,000, as follows:

Net cash used by operating activities	$(23,327,000)
Net cash used by investing activities	(4,909,000)
Net cash provided by financing activities	24,502,000
Exchange rate changes	(8,000)
Decrease in cash	$(3,742,000)

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $150,000,000 (the "Revolving Credit Line"). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Based on the asset based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $54,800,000 at August 31, 2007 and $30,000,000 at February 28, 2007. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants. After the end of the fiscal period covered by this report, the Company and the Lenders entered into a waiver agreement pursuant to which the Lenders waived compliance with certain of the covenants under the Revolving Credit Line primarily related to financial reporting and the previously announced Vitesse-related class action commenced in October 2007.

The Company also has a receivable financing agreement (the "Bank Credit Line") with a bank in England which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) which bear interest at the bank's base rate plus 1.65%. The interest rate at August 31, 2007 was 7.15%. The Company owes $1,904,000 and $2,327,000 at August 31, 2007 and February 28, 2007 respectively.

On November 20, 2006, the Company entered a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5 percent. At August 31, 2007, there were no borrowings under this credit line.

At August 31, 2007, the Company had approximately $71,000,000 in the aggregate available under all of its bank credit facilities.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned agreements, will be sufficient to meet its financing requirements for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of August 31, 2007, the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facility bears interest based on interest rates tied to the prime or LIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $178,000 for the three month period ended August 31, 2007 and $212,000 for the six month period ending August 31, 2007. The Company's U.K. and Singapore loan facilities also bear interest based on fluctuating interest rates. Due to the limited amount of the Company's U.K. borrowings and the fact that the Company is not borrowing any amounts under its Singapore loan facility, a hypothetical 100 basis point increase in interest rates under these facilities would not have had a material effect in the quarter ended August 31, 2007. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

The Company has several foreign subsidiaries in Asia, the United Kingdom and Canada. The Company does business in more than one dozen countries and currently generates approximately 32% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries was $117,732,000 and $85,830,000 at August 31, 2007 and 2006, respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended August 31, 2007. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

ITEM 4. CONTROLS AND PROCEDURES

Management's Quarterly Evaluation of Disclosure Controls and Procedures

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

As previously reported in a current report on Form 8-K filed on October 3, 2007, the Audit Committee of the Company's Board of Directors, together with management, concluded that, due to errors in the Company’s prior years’ tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes (1) our previously issued financial statements and any related reports of our independent registered public accounting firm for the fiscal years ended February 28, 2002 through 2007 and the financial statements contained in the Form 10-Q for the quarter ended May 31, 2007 should no longer be relied upon because of such errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements and Form 10-K for the fiscal year ended February 28, 2007 and first quarter fiscal 2008 Form 10-Q should be restated to reflect the correct accounting for income taxes.

In connection with such restatements of its financial statements, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation that was conducted, management, including our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of August 31, 2007 because of a material weakness in its internal controls over financial reporting regarding the accounting for income taxes due to the existence of errors in the Company’s income tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes, which caused an understatement of the Company’s provision for income tax expense for prior periods and the related U.S. income tax obligations, which resulted in the Company having to restate its consolidated financial statements as described in Note 2 to the interim consolidated condensed financial statements included elsewhere herein. Notwithstanding the existence of such material weakness, management has concluded that the interim consolidated condensed financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition as of August 31, 2007 and February 28, 2007, the results of operations for each of the six and three months ended August 31, 2007 and 2006 and cash flows for each of the six months ended August 31, 2007 and 2006.

Changes in Internal Controls

There were no changes made in the Company’s internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

As a result of the Dacom acquisition, the Company is currently evaluating its operations and, commencing in the third quarter of fiscal 2008, integrating Dacom's operations, including its inventory management systems and other internal controls.

After the period covered by this Quarterly Report on Form 10-Q, in order to remediate the material weakness in internal controls over the Company's accounting for income taxes, the Company engaged an independent registered public accounting firm (other than its auditors, Lazar Levine & Felix LLP) to prepare its tax returns and review and advise Company personnel on the preparation of the quarterly tax provision in accordance with FASB Statement No. 109 - Accounting for Income Taxes.

ITEM 4. CONTROLS AND PROCEDURES (Continued)

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

ITEM 5. OTHER INFORMATION

Item 1.01 - Entry into a Material Definitive Agreement.

At a meeting held on November 19, 2007, the Board of Directors of the Company approved changes to the terms of its compensation of its non-employee directors effective as of September 1, 2007. The changes in compensation were recommended as part of a review of director compensation performed by an outside compensation consultant on behalf of the Compensation Committee. Pursuant to the Compensation Committee Charter, the Compensation Committee is required to periodically review the compensation paid by the Company to its directors. The non-employee directors' compensation was last increased in 2003.

Compensation payable to the outside directors is as follows:

•	the annual cash retainer payable for Company Board-level (as opposed to Committee-level) service was increased to $30,000;

•	an annual cash retainer of $12,000 was established for the chairman of the Audit Committee;

•	an annual cash retainer of $9,000 was established for the chairman of the Compensation Committee;

•	the amount of the per meeting fee for in-person Board of Directors meetings was increased to $1,600;

•	the amount of the per meeting fee for in-person Committee meetings was increased to $1,200;

•
the amount of the per meeting fee payable for telephonic meetings of the Board of Directors or a Committee lasting one hour or less is fixed at 50% of the per meeting for a Board of Directors or Committee meeting, as applicable; and

•
in the event that the Company determines that it is advisable to establish a Special Committee, if and when such a Committee is needed, additional compensation would be paid at the rate of $5,000 per month for the Special Committee Chairman, $2,500 per month for the Special Committee Vice-Chairman, and $2,000 per meeting for all members of the Special Committee. The additional compensation will be discontinued when any Special Committee project is suspended or concluded.

A description of the above-described compensation arrangement is attached as Exhibit 10.1 hereto.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

(a) On November 19, 2007, the Board of Directors of the Company amended and restated: (i) Article I, Section 2 of the Company's Bylaws (the “Bylaws”) to require that the annual meeting of stockholders be held on the date and at the time fixed from time to time within thirteen (13) months after the date of the preceding annual meeting by the Board of Directors, the electronic delivery of written notices of stockholders' meetings and the electronic submission of stockholder voting instructions; and (ii) Article V, Sections 1, 2 and 4 of the Bylaws to authorize the Company's Board of Directors to authorize the issuance of uncertificated shares and set forth the rights of holders of uncertificated shares of stock of the Company and the procedures for the transfer of such uncertificated shares. The Company approved this amendment in connection with its compliance with the Nasdaq Stock Market requiring that securities listed on the exchange be eligible for a direct registration system by January 2008.

The foregoing description of the amendment of the By-Laws is qualified in its entirety by reference to the full text of the By-Laws (as amended as of November 19, 2007) attached hereto as Exhibit 3.2 and incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There have not been any material changes to the Company’s risk factors as discussed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K/A for the year ended February 28, 2007.

ITEM 6.  Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

10.1	Cash compensation of the Non-Employee Directors of the Board of Directors of the Company

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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