Form 10-Q
period 2007-11-30
NU HORIZONS ELECTRONICS CORP
filed 2008-01-08
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8798

Nu Horizons Electronics Corp.
(Exact name of Registrant as specified in its charter)

Delaware	11-2621097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Maxess Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 396 -5000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No ☒

The number of shares outstanding of registrant’s common stock, as of January 7, 2008:

Common Stock - Par Value $.0066	18,393,314
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

Part I.	Financial Information	Page(s)

Item 1.	Financial Statements

	Consolidated Condensed Statements of Operations (unaudited) - Three and Nine Months Ended November 30, 2007 and 2006 (as restated for 2006)	3.

	Consolidated Condensed Balance Sheets - November 30, 2007 (unaudited) and February 28, 2007 (as restated for February 28, 2007)	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Nine Months Ended November 30, 2007 and 2006 (as restated for 2006)	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6-13.

	Report of Independent Registered Public Accounting Firm	14.

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15.-19.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20.

Item 4.	Controls and Procedures	21.

Part II.	Other Information	22.

SIGNATURES	23.

EXHIBIT INDEX

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
		(As Restated)		(As Restated)

NET SALES	$210,824,000	$186,080,000	$606,727,000	$567,361,000

COSTS AND EXPENSES:
Cost of sales	178,999,000	157,025,000	514,274,000	480,913,000
Operating expenses	30,259,000	23,994,000	83,733,000	68,991,000
	209,258,000	181,019,000	598,007,000	549,904,000

OPERATING INCOME	1,566,000	5,061,000	8,720,000	17,457,000

OTHER (INCOME) EXPENSE
Interest expense	1,175,000	1,036,000	3,150,000	2,928,000
Interest income	(14,000)	(24,000)	(34,000)	(536,000)
	1,161,000	1,012,000	3,116,000	2,392,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	405,000	4,049,000	5,604,000	15,065,000

Provision for income taxes	653,000	2,002,000	3,189,000	7,449,000

INCOME (LOSS) BEFORE MINORITY INTERESTS	(248,000)	2,047,000	2,415,000	7,616,000

Minority interest in earnings of subsidiaries	125,000	114,000	317,000	425,000

NET INCOME (LOSS)	$(373,000)	$1,933,000	$2,098,000	$7,191,000

NET INCOME (LOSS) PER COMMON SHARE:

Basic	$(.02)	$.11	$.11	$.40

Diluted	$(.02)	$.10	$.11	$.39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,377,582	18,059,849	18,322,489	17,777,952
Diluted	18,377,582	19,018,687	19,047,418	18,558,163

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2007	February 28, 2007
	(unaudited)	(As Restated)
- ASSETS -
CURRENT ASSETS:
Cash	$1,542,000	$4,747,000
Accounts receivable - net of allowance for doubtful accounts of $4,782,000 and $4,985,000 as of November 30, 2007 and February 28, 2007, respectively	145,988,000	119,946,000
Inventories	143,247,000	119,311,000
Prepaid expenses and other current assets	4,437,000	4,625,000
TOTAL CURRENT ASSETS	295,214,000	248,629,000

PROPERTY, PLANT AND EQUIPMENT - NET	4,788,000	3,381,000

OTHER ASSETS:
Cost in excess of net assets acquired	8,079,000	8,332,000
Intangibles - net	3,654,000	-
Deferred tax asset	3,082,000	3,082,000
Other assets	6,035,000	4,055,000

TOTAL ASSETS	$320,852,000	$267,479,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$81,682,000	$62,410,000
Accrued expenses	12,751,000	8,765,000
Bank credit line	770,000	2,327,000
Income taxes payable	4,709,000	8,179,000
TOTAL CURRENT LIABILITIES	99,912,000	81,681,000

LONG TERM LIABILITIES
Revolving credit line	64,000,000	30,000,000
Due to seller	-	3,378,000
Deferred tax liability	3,878,000	2,725,000
TOTAL LONG TERM LIABILITIES	67,878,000	36,103,000

MINORITY INTEREST IN SUBSIDIARIES	2,266,000	1,948,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,393,314 and 18,158,034 shares issued and outstanding as of November 30, 2007 and February 28, 2007, respectively	121,000	120,000
Additional paid-in capital	54,561,000	53,512,000
Retained earnings	96,200,000	94,102,000
Other accumulated comprehensive (loss) income	(86,000)	13,000
TOTAL SHAREHOLDERS’ EQUITY	150,796,000	147,747,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$320,852,000	$267,479,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	November 30, 2007	November 30, 2006
		(As Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$580,992,000	$554,579,000
Cash paid to suppliers and employees	(600,681,000)	(550,788,000)
Interest received	34,000	536,000
Interest paid	(3,131,000)	(3,133,000)
Income taxes paid	(7,559,000)	(1,564,000)
Net cash used in operating activities	(30,345,000)	(370,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,698,000)	(936,000)
Payments for the acquisitions - net of cash acquired	(2,593,000)	(6,023,000)
Net cash used in investing activities	(5,291,000)	(6,959,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines	227,947,000	193,632,000
Repayments under revolving credit lines	(195,542,000)	(195,361,000)
Proceeds from exercise of stock options	125,000	2,839,000
Proceeds from settlement of subordinated note	-	2,000,000
Net cash provided by financing activities	32,530,000	3,110,000

EFFECT OF EXCHANGE RATE CHANGE	(99,000)	(19,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,205,000)	(4,238,000)

Cash and cash equivalents, beginning of year	4,747,000	10,873,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,542,000	$6,635,000

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

NET INCOME	$2,098,000	$7,191,000
Adjustments:
Depreciation and amortization	1,408,000	994,000
Provision for bad debts	-	65,000
Deferred income tax	131,000	1,077,000
Increase in minority interest	317,000	425,000
Stock based compensation	925,000	502,000
Changes in assets and liabilities:
Accounts receivable	(25,735,000)	(12,782,000)
Inventories	(23,286,000)	7,129,000
Prepaid expenses and other current assets	276,000	(1,463,000)
Other assets	(1,978,000)	(53,000)
Accounts payable and accrued expenses	22,426,000	(5,389,000)
Income taxes payable	(3,549,000)	1,934,000
Due to seller	(3,378,000)	-

NET CASH (USED) IN OPERATING ACTIVITIES	$(30,345,000)	$(370,000)

Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
Reallocation of cost in excess of net assets acquired-tax effect	$1,054,000	$-

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp., NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Nu Horizons Electronics Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited ("Titan"), Nu Horizons Electronics (Shanghai) Co. Ltd., Nu Horizons Electronics Asia Pte Ltd. Korea, Dacom Süd Electronic GmbH, Razor Electronics Inc. and Nu Exchange B2B, Inc. and its majority owned subsidiaries, NIC Components Asia PTE LTD and NIC Components Europe Limited, contain all adjustments necessary to present fairly the Company’s financial position as of November 30, 2007 and February 28, 2007 and the results of its operations for the three and nine month periods ended November 30, 2007 and 2006, and its cash flows for the nine month periods ended November 30, 2007 and 2006.

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

The results of operations for the three and nine month periods ended November 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

As a result of the tax adjustments described above and noted below, our management and the Audit Committee of the Company's Board of Directors concluded, as reported in a current report on Form 8-K filed on October 3, 2007, that (1) our previously issued financial statements and any related reports of our independent registered public accounting firm for the fiscal years ended February 28, 2002 through 2007 and the first quarter of fiscal 2008 should no longer be relied upon because of the aforementioned errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements, original Form 10-K for the fiscal year ended February 28, 2007 and original Form 10-Q for the three months ended May 31, 2007 should be restated to reflect the correct accounting for income taxes discussed above. On November 21, 2007, we completed the restatement of our financial statements by filing our amended Annual Report on Form 10-K/A for the fiscal year ended February 28, 2007 and amended Form 10-Q/A for the three months ended May 31, 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.	RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The following table summarizes the impact of the restatement discussed above on the previously issued Consolidated Condensed Financial Statements as of February 28, 2007 and for the three and nine months ended November 30, 2006:

	As of February 28, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Prepaid and other current assets	$4,454,000	$171,000	$4,625,000
Deferred tax asset	-	3,082,000	3,082,000
Accrued expenses	8,579,000	186,000	8,765,000
Income taxes payable	3,927,000	4,252,000	8,179,000
Deferred tax liability	2,369,000	356,000	2,725,000
Minority interest	1,912,000	36,000	1,948,000
Additional paid-in capital	50,670,000	2,842,000	53,512,000
Retained earnings	98,521,000	(4,419,000)	94,102,000

	For the Three Months Ended November 30, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$1,565,000	$437,000	$2,002,000
Minority interest	93,000	21,000	114,000
Net income	2,391,000	(458,000)	1,933,000
Net income per common share:
Basic	$.13	$(.02)	$.11
Diluted	$.13	$(.03)	$.10

	For the Nine Months Ended November 30, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$5,748,000	$1,701,000	$7,449,000
Minority interest	268,000	157,000	425,000
Net income	9,049,000	(1,858,000)	7,191,000
Net income per common share:
Basic	$.51	$(.11)	$.40
Diluted	$.49	$(.10)	$.39

	For the Nine Months Ended November 30, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net income	$9,049,000	$(1,858,000)	$7,191,000
Minority interest	268,000	157,000	425,000
Income taxes payable	233,000	1,701,000	1,934,000

3.	ACQUISITIONS:

On August 29, 2006, the Company acquired the outstanding shares of DT Electronics Limited ("DT"), an entity engaged in the electronic components distribution business in the United Kingdom. The operating results of DT are reflected in the accompanying financial statements since the date of acquisition. Reference is made to Note 3 of the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended February 28, 2007 in which the Company has previously disclosed certain purchase price information, as well as the preliminary allocations of the net consideration paid. The final allocation of purchase price for the DT acquisition resulted in goodwill of $5,622,000 and customer list amounting to $3,764,000. The customer list is being amortized over a 17 year useful life and is included in Intangibles - net on the Balance Sheet at November 30, 2007.

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

The Dacom acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The following table presents the preliminary allocations of the aggregate purchase price for the Dacom acquisition based on the estimated fair values of assets acquired and liabilities assumed. Such amounts are subject to change upon finalizing valuations.

The purchase price for Dacom as of the acquisition date was $2,857,000, including transaction costs of $464,000.

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

The following unaudited proforma information of the Company is provided to give effect to the DT acquisition and the Dacom acquisition assuming they occurred as of March 1, 2006, the beginning of the earliest period presented:

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
		(As Restated)		(As Restated)
Net sales	$210,824,000	$187,649,000	$608,440,000	$590,065,000
Net income (loss)	(373,000)	1,981,000	2,173,000	8,260,000
Net income (loss) per share:
Basic	$(.02)	$.11	$.12	$.46
Diluted	$(.02)	$.10	$.11	$.45

The proforma amounts above reflect interest on the purchase price assuming the acquisitions occurred as of March 1, 2006, with interest calculated at the Company's borrowing rate under its credit facility for the respective period. The proforma net earnings above assumes an income tax provision at the Company's consolidated tax rate for the respective year. The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of the Company's 2007 fiscal year or of future operating performance.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	November 30, 2007	February 28, 2007

Furniture, fixtures and office equipment	$10,597,000	$8,895,000
Computer equipment	9,232,000	8,204,000
Leasehold improvements	1,255,000	1,255,000
	21,084,000	18,354,000
Less: accumulated depreciation and amortization	16,296,000	14,973,000

	$4,788,000	$3,381,000

Depreciation expense for the nine-month periods ended November 30, 2007 and 2006 aggregated $1,297,000 and $994,000, respectively. Depreciation expense for the three months ended November 30, 2007 and 2006 was $474,000 and $354,000, respectively.

5.	DEBT:

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks (the "Lenders"), which currently provides for maximum borrowings of $150,000,000 (as amended to date, the "Revolving Credit Line"). On June 6, 2007, the Company and the Lenders entered into an amendment to the Revolving Credit Line permitting the Dacom acquisition and increasing indebtedness allowed to be incurred by foreign subsidiaries to institutional lenders to $60,000,000. The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $64,000,000 at November 30, 2007 and $30,000,000 at February 28, 2007. LIBOR rates ranged from 6.17% to 6.32% at November 30, 2007. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants under the Revolving Credit Line.

The Company also has a receivables financing agreement with a bank in England (the "Bank Credit Line"), which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) with interest at the bank's base rate plus 1.65% (7.15% at November 30, 2007). Borrowings under the Bank Credit Line were £374,000 ($770,000) at November 30, 2007.

On November 20, 2006, the Company entered a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5%. As part of this agreement, the Company must maintain a compensating balance of $2,250,000, which amount is included in other assets. At November 30, 2007, there were no borrowings under this credit line.

The events relating to the restatement discussed in Note 2 had no impact on the Company's calculation of and compliance with financial covenants contained in its credit agreements as of August 31, 2007. However, the restatement did contribute to the delay in filing the fiscal 2008 quarterly report on Form 10-Q for the three and six months ended August 31, 2007, which required that the Company obtain waivers from its Lenders under the Revolving Credit Line. These waivers were obtained on October 25, 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	November 30, 2007	February 28, 2007
		(As Restated)
Commissions	$1,930,000	$1,662,000
Due to seller of business acquired	3,245,000	1,611,000
Executive bonuses	-	1,246,000
Retirement plan	1,775,000	1,200,000
Payroll and related benefits	1,338,000	864,000
Other tax payable	933,000	455,000
Professional fees	805,000	-
Other miscellaneous expenses	2,725,000	1,727,000
Total	$12,751,000	$8,765,000

7.	NET INCOME (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of common stock equivalents into common stock.

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
		(As Restated)		(As Restated)
NUMERATOR:
Net income (loss)	$(373,000)	$1,933,000	$2,098,000	$7,191,000

DENOMINATOR
Basic earnings per common share - weighted-average number of common shares outstanding	18,377,582	18,059,849	18,322,489	17,777,952
Effect of dilutive stock options	-	958,838	724,929	780,211
Diluted earnings per common share - adjusted weighted- average number of common shares outstanding	18,377,582	19,018,687	19,047,418	18,558,163

Potentially dilutive shares that were excluded in the calculation of diluted earnings per share, as their impact would be anti-dilutive, aggregated 519,028 for the three months ended November 30, 2007.

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

The following information relates to the stock option activity for the nine months ended November 30, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2007	2,126,818	$6.85
Granted	60,000	$8.91
Exercised	(27,000)	$7.81
Forfeited	0	$0

Outstanding at November 30, 2007	2,159,818	$6.90	3.9 years	$2,394,124
Exercisable at November 30, 2007	2,099,818	$6.81	3.8 years	$2,394,124

The fair value of each option was estimated using the Black-Scholes method with the following weighted average assumptions for the 60,000 options granted during the quarter ended August 31, 2007: expected term of 5 years; risk free rate of 4.0%; and volatility rate of 58.42%.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three and nine months ended November 30, 2007 was $0 and $132,000, respectively.

Cash received from option exercises during the nine months ended November 30, 2007 was $125,000 and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee may grant shares of restricted stock. Shares of restricted stock awarded may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement. Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a seven-year period. For the three-month and nine-month periods ended November 30, 2007, the Company recorded compensation expense aggregating $193,000 and $525,000 relating to the issuance of restricted stock.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK BASED COMPENSATION (continued):

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the nine months ended November 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2007	263,000	$9.98
Granted	218,000	11.16
Vested	(23,286)	8.45
Forfeited	(4,430)	9.13
Non-vested shares at November 30, 2007	453,284	10.63

As of November 30, 2007, there was total unrecognized compensation cost of $4,677,000 related to non-vested shares and stock options which is expected to be recognized over a period of 7 years.

9.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

For the nine months ended November 30, 2007, approximately 67% of the Company’s business was conducted in North America, while the remaining operations are conducted overseas through foreign subsidiaries.

The following table presents revenue by geographic area:

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
North Americas	$132,544,000	$136,403,000	$403,664,000	$434,332,000
Europe	20,160,000	12,723,000	53,020,000	22,248,000
Asia/Pacific	58,120,000	36,954,000	150,043,000	110,781,000
	$210,824,000	$186,080,000	$606,727,000	$567,361,000

Total assets, by geographic area, as of the third quarter ended in each of our last two fiscal years are as follows:

	November 30, 2007	November 30, 2006

North Americas	$192,413,000	$182,504,000
Europe	34,537,000	22,342,000
Asia/Pacific	93,902,000	54,993,000
	$320,852,000	$259,839,000

Long lived assets (net), by geographic area, as of the third quarter ended in each of our last two fiscal years are as follows:

	November 30, 2007	November 30, 2006
North Americas	$4,127,000	$2,930,000
Europe	174,000	154,000
Asia/Pacific	487,000	563,000
	$4,788,000	$3,647,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
(UNAUDITED)

10.	INCOME TAXES:

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

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of FIN 48, we determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations, a majority of which related to our foreign operations, requiring the restatement of our financial statements in a Form 10-K/A (filed on November 21, 2007) for the fiscal years ended February 28, 2007. The liability for uncertain tax positions is included in the Condensed Consolidated Balance Sheet as of November 30, 2007.  There were no significant changes to our uncertain tax positions during the three months ended November 30, 2007.  For the three months ended November 30, 2007, interest and penalties increased by $76,000 and $162,000, respectively.  The Company recognizes accrued interest and penalties related to uncertain tax positions in federal, foreign, state and local income tax expense.  As of November 30, 2007, we had accrued approximately $667,000 and $2,489,000 for the payment of potential tax-related interest and penalties, respectively.  The increase in tax penalties and interest during the quarter is primarily related to the underpayment of tax in 2007.

11.	CONTINGENCIES:

Litigation:

On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud ("Amended Complaint") was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants. Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action which had been commenced by a purchaser of Vitesse common stock. In the Amended Complaint, plaintiff alleges that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. As of January 4, 2008, a class has not been certified. Nu Horizons believes that the plaintiff’s claims are without merit and intends to defend vigorously against the plaintiff’s allegations. Nu Horizons and Titan have moved to dismiss the Amended Complaint for failing to state a claim under the federal securities laws.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Nu Horizons Electronics Corp.
Melville, New York

We have reviewed the consolidated condensed balance sheet of Nu Horizons Electronics Corp. and subsidiaries (the Company) as of November 30, 2007, and the related consolidated condensed statements of operations for the three and nine month periods ended November 30, 2007 and 2006, and cash flows for the nine month periods ended November 30, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended November 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Nu Horizons Electronics Corp. as of February 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 2, 2007 (November 21, 2007, as to the effects of the restatement discussed in Note 2 and the subsequent events discussed in Note 16), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of February 28, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ LAZAR LEVINE & FELIX LLP
New York, New York
January 4, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Report, "we," "us," "our," "Nu Horizons" or "the Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

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

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three and nine month periods ended November 30, 2007 and 2006, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K/A for the year ended February 28, 2007.

Overview:
Nu Horizons and its wholly-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC Components Corp., NIC Components Asia Pte Ltd. and NIC Components Europe Limited, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors and related networks. In addition, the Company distributes Sun Microsystems boards, servers, storage and software to OEMs (referred to herein as "Systems").

The electronics manufacturing and the electronics distribution industries in which the Company operates have experienced double digit increases in sales dollar volume for the last several few years. Additionally, there have been recent consolidations in the electronics distribution industry, resulting in greater market share for certain of the remaining companies. The increase in sales volume has been accompanied by continued downward margin pressures, primarily due to the industry shift to production in Asia.

The Company recognized the industry shift to overseas production and the need to serve its suppliers on a global basis. As a result, the Company adopted a strategy of expanding its Asian and European operations by investing in human resources and expanding its sales force and engineering personnel. In prior years, we invested in Asia and currently we are staffed with 204 employees in 19 offices, with a warehouse in Singapore. In fiscal 2007, we continued our growth strategy of expanding our European presence by acquiring DT Electronics Limited on August 29, 2006, with 37 employees and a warehouse in Coventry, England. Most recently, we opened our first office in Munich, Germany and on June 6, 2007, the Company acquired Dacom Süd Electronics Vertriebs GmbH ("Dacom"), a franchised electronics component distributor, based in Munich, Germany. The Company paid approximately $2,857,000 in cash for Dacom which included transaction fees. Dacom had approximately $6,000,000 in sales for calendar year 2006. We expect that the acquisition of Dacom will accelerate our expansion in the European market.

It is difficult for the Company, as a distributor, to forecast the material trends of the electronic component and computer products industry because the Company does not typically have material forward-looking information available from its customers and suppliers. As such, management relies on the publicly available information published by certain industry groups and other related analyses to evaluate its longer term prospects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued):

The Company is continuing to cooperate with the inquiry by the Securities and Exchange Commission ("SEC") in the action captioned "In the Matter of Vitesse Semiconductor Corp." (referred to herein as the "Vitesse Matter"). The cost of such cooperation has required the Company to incur significant expenses for professional fees and related expenses. In addition, the Company has incurred expenses for professional fees in connection with the Vitesse-related action entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants (the “Vitesse Class Action”), as more fully described in Note 11 to the financial statements contained in Item 1 of this Report. As of November 30, 2007, approximately $1,581,000 and $1,162,000 has been incurred for the nine months and the three months, respectively. Management is presently unable to determine the duration of the SEC investigation and of the pendancy of the Vitesse Class Action and, consequently, the total costs that will be incurred by the Company. Nevertheless, management expects that the Company will continue to incur costs at approximately current levels through the first quarter of fiscal 2009.

The tables below provide a quarter-over-quarter summary of sales for the Company:

Quarterly Analysis of Sales

	Quarters Ended November 30,				Percentage Change

	2007	% of Total	2006	% of Total	2007 to 2006
Sales by Type:
Electronic Components	$197,680,000	94%	$171,861,000	92%	15%
Systems	13,144,000	6%	14,219,000	8%	(8)%
	$210,824,000	100%	$186,080,000	100%	13%

	Nine Months Ended November 30,				Percentage Change
	2007	% of Total	2006	% of Total	2007 to 2006
Sales by Type:
Electronic Components	$568,639,000	94%	$493,302,000	87%	15%
Systems	38,088,000	6%	74,059,000	13%	(49)%
	$606,727,000	100%	$567,361,000	100%	7%

The following table sets forth for the three-and nine-month periods ended November 30, 2007 and 2006, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.9	84.4	84.8	84.8
Gross profit	15.1	15.6	15.2	15.2
Operating expenses	14.4	12.9	13.8	12.1
Interest expense	.6	.6	.5	.5
Interest (income)	-	-	-	(.1)
Income before taxes and minority interest	.2	2.2	.9	2.7
Income tax provision	.3	1.1	.5	1.3
Minority interests	.1	.1	.1	.1
Net income (loss)	(.2)	1.0	.3	1.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Three Months Ended November 30, 2007 compared to Three Months Ended November 30, 2006

Sales for the three month period ended November 30, 2007 were $210,824,000 as compared to $186,080,000 for the comparable period of the prior year, an increase of $24,744,000 or 13%.

Sales of electronic components, excluding Systems, for the three month period ended November 30, 2007 were $197,680,000 as compared to $171,861,000 for the comparable period of the prior year, an increase of approximately $25,819,000 or 15%. On a sequential basis, sales of electronic components for the current three month period increased approximately $5,930,000, or 3%, from $191,750,000 for the quarter ended August 31, 2007. Management believes that this sales increase is primarily due to increased market share resulting from industry consolidation, its increased sales personnel and the expansion of its line card and customer base. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that the industry growth rate in the near term will likely be in the single digits. System sales have declined primarily due to the loss of business with certain key customers. System sales for the quarter ended November 30, 2007 were $13,144,000, compared to $14,219,000 in 2006.

The gross profit margin for the quarter ended November 30, 2007 was 15.1% as compared to 15.6% for the quarter ended November 30, 2006. Management believes that the gross margin pressure experienced in the quarter resulted from a change in the Company’s product mix and lower margins associated with increased order size, in conjunction with increased sales in the Asia Pacific markets which requires lower selling prices to secure high volume business from large Asian contract manufacturers.

As a percentage of sales, operating expenses increased to 14.4% from 12.9% in the comparable period of the prior year. Operating expenses increased $6,265,000 or 26% over the prior period. Of this dollar increase in operating expenses, $2,903,000 was due primarily to increases in personnel related expenses such as bonuses, commissions, salaries, travel and fringe benefits related to new hires to support expanded supplier relationships and our start-up operations in Germany. $2,225,000 of the increase was due to professional fees related to the SEC inquiry of the Vitesse Matter, the restatement of our financial statements as more fully described in Note 2 to the financial statements contained in Item 1 of this Report and the Vitesse Class Action. $672,000 of the increase was related to the combination of rent and utilities, depreciation and other general and administrative expenses. Finally, $465,000 of the increase was related to  marketing sales promotion expenses.

Interest expense increased to $1,175,000 for the three months ended November 30, 2007 from $1,036,000 for the prior period. This increase in interest expense resulted from higher interest rates and larger bank borrowing balances incurred to support increases in both accounts receivable and inventories resulting from higher sales.

The effective tax rate for the third quarter of fiscal 2008 is higher than the statutory rate principally due to penalties and interest of $236,000 associated with the correction of errors in our United States Federal and state tax returns discussed in Note 2 of the financial statements contained in Item 1 herein. The effective tax rate in the third quarter of fiscal 2007 is higher due to higher tax expense of $437,000 associated with the aforementioned restatement.

Net loss for the three month period ended November 30, 2007 was $(373,000) or $(.02) per basic and diluted share as compared to a net income of $1,933,000 or $.11 per basic and $.10 per diluted share for the three month period ended November 30, 2006. Management attributes the decrease in earnings for the 2007 period to primarily to higher operating expenses noted above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued):

Nine Months Ended November 30, 2007 compared to Nine Months Ended November 30, 2006

Sales for the nine month period ended November 30, 2007 were $606,727,000 as compared to $567,361,000 for the comparable period of the prior year, an increase of $39,366,000 or 7%.

Sales of electronic components, excluding Systems, for the nine month period ended November 30, 2007 were $568,639,000 as compared to $493,302,000 for the comparable period of the prior year, an increase of approximately $75,337,000 or 15%. Management believes that this sales increase is primarily due to increased market share resulting from industry consolidation, the acquisition of DT Electronics, its increased sales personnel and the expansion of its line card and customer base. Core electronics distribution sales for the nine months ended November 30, 2007 were negatively impacted by a general softness in the passive component market due to over-capacity, resulting in decreased demand which could continue in the near term. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that the industry growth rate in the near term will likely be in the single digits. System sales have declined primarily due to the loss of business with certain key customers. System sales for the nine months ended November 30, 2007 were $38,088,000, compared to $74,059,000 in the comparable period of fiscal 2007.

The gross profit margin for the nine months ended November 30, 2007 and 2006 was 15.2%.

As a percentage of sales, operating expenses increased to 13.8% from 12.2% in the comparable period of the prior year. Operating expenses increased $14,742,000 or 21% for the nine months ended November 30, 2007 compared to the prior year. The increase in operating expenses was due primarily to increases in the following expense categories; approximately $8,736,000 or 60% of the increase for the nine month period was for personnel related costs such as bonuses, commissions, salaries, travel and fringe benefits primarily related our acquisition of DT Electronics on August 29, 2006 and new hires to support expanded supplier relationships. $2,858,000 of the increase was due to professional fees related to the SEC inquiry for the Vitesse Matter, the restatement of our financial statements as more fully discussed in Note 2 of the financial statements contained in Item 1 of this Report and the Vitesse Class Action. $1,208,000 of the increase was related to marketing sales promotion expenses. Finally, $1,940,000 of the increase was related to the combination of rent and utilities, depreciation and other general and administrative expenses.

Interest expense increased by $222,000 for the nine months ended November 30, 2007 compared to the prior year. This increase in interest expense for the current period resulted from increased bank borrowings incurred to support an increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings in the current periods.

The effective rates of 56.9% and 49.4% for the fiscal 2008 and 2007 periods respectively are higher than statutory rates due principally to interest and penalties of $1,033,000 in fiscal 2008 and incremental tax expense of $1,701,000 in fiscal 2007 related to the restatement discussed in Note 2 of the financial statements contained in Item 1 herein.

Net income for the nine-month period ended November 30, 2007 was $2,098,000 or $.11 per basic share and $.11 per diluted share as compared to a net income of $7,191,000 or $.40 per basic and $.39 per diluted share for the nine-month period ended November 30, 2006. Management attributes the decrease in earnings for the 2007 period to increased operating costs described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company's current ratio was 3.0:1 at November 30 and February 28, 2007. Working capital increased to $195,302,000 at November 30, 2007 from $166,948,000 at February 28, 2007.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $150,000,000 (the "Revolving Credit Line"). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Based on the asset based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $64,000,000 at November 30, 2007 and $30,000,000 at February 28, 2007. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants.

The Company also has a receivable financing agreement (the "Bank Credit Line") with a bank in England which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) which bear interest at the bank's base rate plus 1.65%. The interest rate at November 30, 2007 was 7.15%. The Company owed $770,000 and $2,327,000 at November 30, 2007 and February 28, 2007 respectively.

On November 20, 2006, the Company entered a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5 percent. At November 30, 2007, there were no borrowings under this credit line.

At November 30, 2007, the Company had approximately $61,000,000 in the aggregate available under all of its bank credit facilities.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned agreements will be sufficient to meet its financing requirements for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of November 30, 2007, the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facilities bear interest based on interest rates tied to the prime lending rate, LIBOR or SIBOR rate, either of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $134,000 for the three month period ended November 30, 2007 and $403,000 for the nine month period ended November 30, 2007. As a borrower, the Company is subject to the risk associated with fluctuating interest rates and therefore, could incur increased interest expense.

The Company has several foreign subsidiaries in Asia, the United Kingdom and Canada. The Company does business in more than one dozen countries and currently for the nine months ended November 30, 2007 generated approximately 33% of its revenue from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries was $128,400,000 and $77,300,000 at November 30, 2007 and 2006, respectively, translated into U.S. dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter ended November 30, 2007. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 4. CONTROLS AND PROCEDURES

Management's Quarterly Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the preparation of this Report, our Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based upon the evaluation that was conducted, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Controls

As described in Note 2 to the interim consolidated condensed financial statements included elsewhere herein, errors in the Company's prior years' tax returns and the application of FASB Statement No. 109 - Accounting for Income Taxes caused an understatement of the Company’s provision for income tax expense for prior periods and the related U.S. income tax obligations, which in turn resulted in the Company having to restate its consolidated financial statements. As a result of such errors and restatement, management concluded that there was a material weakness in the Company’s internal controls over financial reporting regarding the accounting for income taxes. In order to remediate the material weakness in internal controls over the Company's accounting for income taxes, during the most recently completed fiscal quarter, the Company engaged an independent registered public accounting firm (other than its auditors, Lazar Levine & Felix LLP) to prepare its tax returns and review and advise Company personnel on the preparation of the quarterly tax provision in accordance with FASB Statement No. 109 - Accounting for Income Taxes. Other than the foregoing changes in internal control related to income taxes, there were no changes made in the Company’s internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings:

On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud ("Amended Complaint") was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants. Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action which had been commenced by a purchaser of Vitesse common stock. In the Amended Complaint, plaintiff alleges that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. As of January 4, 2008, a class has not been certified. Nu Horizons believes that the plaintiff’s claims are without merit and intends to defend vigorously against the plaintiff’s allegations. Nu Horizons and Titan have moved to dismiss the Amended Complaint for failing to state a claim under the federal securities laws.

ITEM 1A. Risk Factors

There have not been any material changes to the Company’s risk factors as discussed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K/A for the year ended February 28, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

ITEM 3.	Defaults upon Senior Securities: None.

ITEM 4.	Submission of Matters to a Vote of Security Holders: None.

ITEM 5.	Other Information: None.

ITEM 6.	Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988).

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp. Registrant

Date: January 8, 2008	/s/ Arthur Nadata Arthur Nadata Chairman and Chief Executive Officer

Date: January 8, 2008	/s/Kurt Freudenberg Kurt Freudenberg Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002