Form 10-K
period 2008-02-29
NU HORIZONS ELECTRONICS CORP
filed 2008-05-13
CIK 718074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION FORM
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large-accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate Market Value of Non-Affiliate Stock at August 31, 2007 — approximately $95,286,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2008.

Class	Outstanding Shares
Common Stock — Par Value $.0066	18,387,181

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

i

FORWARD LOOKING STATEMENTS

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report for the year ended February 29, 2008, and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

PART I

Item 1. Business

General

Nu Horizons Electronics Corp., a Delaware corporation incorporated in 1987, (the “Company”) and its wholly owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Pte Ltd (“NUZ”), Nu Horizons Electronics Asia Pte Ltd., Korea Branch (“NUK”), Nu Horizons Electronics GmbH (“NUD”), Dacom-Süd Electronic Vertriebs GmbH (“Dacom”), Nu Horizons Electronics Hong Kong Ltd. (“NUHK”), Nu Horizons Electronics (Shanghai) Co. Ltd. (“NUS”), Nu Horizons Europe Limited (“NUE”), DT Electronics Limited (“DT”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”), Razor Electronics (“RAZ”), Nu Exchange (“NUX”), Nu Horizons Electronics Hong Kong Ltd. (“NUO”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”), and NIC Components Asia PTE LTD. (“NIA”) are engaged in the distribution of, and supply chain services for, high technology active and passive electronic components.

All references in this report to “the Company,” “we,” “our” and “us” are to Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates otherwise.

Active components distributed by the Company, principally to original equipment manufacturers (“OEMs”) in the United States, include mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors and diodes. Passive components distributed by NIC, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks.

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

Management’s policy is to manage, maintain and control the bulk of its inventories from its principal headquarters and stocking facilities in Melville (Long Island), New York; Southaven, Mississippi; Singapore; Coventry, England; and Buckingham, England. As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable in order to better serve the specific needs of local markets.

Semiconductor Products (Active Components) and Related Products

The Company is a distributor of a broad range of semiconductor products, as well as display, illumination, power and system products, to commercial and military OEMs in the United States, Europe and Asia. The Company is a franchised distributor of active components for approximately 37 product lines. Significant franchised product lines include Atmel, Exar, IDT, Linear Technology, Marvell, Micrel, Micron, ON Semiconductor, Renesas, ST Microelectronics, Vitesse Semiconductor, SMSC and Xilinx, among others. Additionally, the company represents preeminent products from Sharp, Kyocera and Toshiba for displays; Emerson and Murata for power solutions; and SUN and IBM for systems.

The Company’s franchise agreements authorize it to sell all or part of the product line of a manufacturer on a non-exclusive basis. Under these agreements, each manufacturer will generally grant credits for any subsequent price reduction by such manufacturer and inventory return privileges whereby the Company can return to each such manufacturer for credit or exchange a percentage, generally ranging from 5% to 10%, of the inventory purchased from said manufacturer during quarterly or semi-annual periods. The franchise agreements generally may be cancelled by either party upon written notice. The Company anticipates, in the future, entering into additional franchise agreements and increasing its inventory levels in accordance with business demands.

Financial information regarding the Company’s reportable segments and foreign and domestic operations can be found in the Notes to the Company’s financial statements.

Passive Components and Relationship with Nippon

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

Systems Products

The Company distributes IBM and Sun Microsystem boards, servers, storage and software to original equipment manufacturers and certain value added services (referred to herein as “Systems”).

Sales and Marketing

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

All sales are made through customers’ purchase orders. Semiconductors are sold primarily via telephone by the Company’s in-house staff of approximately 137 salespersons, and by a combined field sales force of approximately 321 salespersons and field application engineers. The Company maintains branch sales facilities located as follows:

UNITED STATES

Eastern Region

Alabama – Huntsville
Florida – Ft. Lauderdale and Orlando
Georgia – Atlanta
Maryland – Columbia
Massachusetts – Boston
New Jersey – Mt. Laurel (Philadelphia) and  Pine Brook
New York – Melville (Long Island) and
Rochester
North Carolina – Raleigh
Ohio – Cleveland

Western Region
Arizona – Phoenix
California – Irvine, Los Angeles, San Diego  and San Jose
Colorado – Denver
Illinois – Chicago
Minnesota – Minneapolis
Oregon – Portland
Texas – Austin, Dallas
Utah – Salt Lake City
Washington State – Bellevue	FOREIGN

Canada
Toronto

Asia
Singapore
China – Beijing, Chendu, Hangzhou, Nanjing,  Shanghai, Shenzhen and Wuhan
Hong Kong
India – Bangalore, Chennai (April 2008), Pune,  New Delhi and Hyderabad
Penang, Malaysia
Taipei, Taiwan
Bangkok, Thailand
Ho Chi Minh, Vietnam

Australia
Melbourne
Sydney

Europe
Buckingham, England
Coventry, England
Munich, Germany
Warsaw, Poland (March 2008)

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

NIC has developed a national network of 3 global distributors and approximately 25 regional distributor locations which market passive components on a non-exclusive basis. These distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory. These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges, which to date have not been material. Due to the efforts of NIC and its distributors, NIC’s passive components have been tested and “designed in” as a prime source of qualified product by over 9,000 OEMs in the United States.

Customer Concentration

No single customer accounted for more than 10% of the Company’s consolidated sales for the year ended February 29, 2008. The Company’s sales practice is to require payment within thirty days of delivery.

Source of Supply

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

As of February 29, 2008, there was one manufacturer that represented more than 10% of the Company’s inventory on a consolidated basis. This supplier accounted for an aggregate of approximately $32,786,000 of total inventory. Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced a shortage or surplus of certain electronic products.

For the year ended February 29, 2008, the Company purchased inventory from one supplier that was in excess of 10% of the Company’s total purchases. Purchases from this supplier were approximately $193,584,000 for the fiscal year.

Competition and Regulation

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

Backlog

The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components, from the date of the order. As of May 7, 2008, the Company’s backlog was approximately $131,219,000 as compared to a backlog of approximately $116,000,000 at May 1, 2007. All of the orders on backlog as of May 7, 2008 are reasonably expected to be filled in the fiscal year ending February 28, 2009.

Employees

As of February 29, 2008, the Company employed approximately 833 persons: 59 in management, 479 in sales and sales support, 79 in product and purchasing, 50 in finance, accounting and human resources, 24 in management information systems, 23 in operations and 119 in quality control, shipping, receiving and warehousing. The Company believes that its employee relations are satisfactory.

Available Information

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

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge, upon a stockholder’s request to 70 Maxess Rd., Melville, NY 11747, Attention: Secretary, a copy of the Company’s Codes of Ethics, Code of Business Conduct or the Charter of any standing committee of the Board.

Item 1A. Risk Factors

Risk Factors

A large portion of the Company’s revenue comes from sales of semiconductors, which is a highly cyclical industry, and an industry down-cycle could adversely affect its operating results.

The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. The Company’s revenue closely follows the strength or weakness of the semiconductor market. The Company’s total sales of electronic components in the last five fiscal years have increased from approximately $321,332,000 in fiscal year 2004 to $747,170,000 in fiscal year 2008. Although the Company’s and the industry’s sales have been on an upward trend, a technology industry downcycle, particularly in the semiconductor sector, could adversely affect the Company’s operating results in the future.

If the Company is unable to maintain its relationships with key suppliers, the Company’s sales could be adversely affected.

In fiscal 2008, purchases of products and services from one supplier exceeded 10% of the Company’s purchases on a consolidated basis. As a result, in the event that this supplier or a number of the Company’s other suppliers experiences financial difficulties or is not willing to do business with the Company in the future on terms acceptable to management, there could be a material adverse effect on the Company’s business, results of operations, financial condition or liquidity. Additionally, the Company’s relationships with its customers could be materially adversely effected because the Company’s customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers.

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

Thus, the Company’s consolidated gross profit margins have declined over time, from 19.3% in fiscal 2004, to 16.1% in fiscal 2008. If the Company is unable to effectively compete in its industry or is unable to maintain acceptable gross profit margins, its business could be materially adversely affected.

The Company may not have adequate or cost-effective liquidity or capital resources.

The Company needs cash to make interest payments on and to refinance indebtedness, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. At February 29, 2008, the Company had cash, cash equivalents, and short-term investments of approximately $3,886,000. In addition, the Company currently has access to credit lines of $185,000,000, of which $69,903,000 is currently being borrowed. The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

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

The Company’s operations outside the United States generated approximately 31% of sales in fiscal year 2008 and 25% in fiscal years 2007 and 2006. As a result of the Company’s foreign sales and locations, the Company’s operations are subject to a variety of risks that are specific to international operations, including the following:

•	potential restrictions on transfers of funds;
•	foreign currency fluctuations;
•	import and export duties and value added taxes;
•	import and export regulation changes that could erode profit margins or restrict exports;
•	changing foreign tax laws and regulations;
•	potential military conflicts, political instability and terrorism;
•	inflexible employee contracts in the event of business downturns;
•	uncertainties arising from local business conditions and cultural considerations; and
•	the burden and cost of compliance with foreign laws.

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

If the Company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or to detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the Company to produce reliable financial reports and is important in its efforts to prevent financial fraud. The Company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. These evaluations may result in the conclusion that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the Company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If the Company fails to maintain an effective system of internal controls or if management or the Company’s independent registered public accounting firm were to discover material weaknesses in the Company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud and it could have a material adverse effect on the Company’s business. In addition, the Company may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause the market price of its common stock to decline or limit the Company’s access to other forms of capital.

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

The Company’s response to the subpoenas received from the Securities Exchange Commission has required and is expected to require a significant amount of management time and attention and significant expenditure of funds, which may disrupt or have a negative impact on our business and adversely affect our results of operations.

Both the Company and its wholly-owned subsidiary Titan Supply Chain Services received subpoenas from the SEC on April 13, 2007 in an action captioned “In the Matter of Vitesse Semiconductor Corp.” requiring them to produce documents related to their business relationship with Vitesse Semiconductor Corp. The Company and Titan are cooperating fully with the SEC and the Company is conducting its own related internal investigation, which has required and is expected to continue to require a significant amount of management time and attention, which could disrupt or have a negative impact on our business. In addition, the response to the subpoenas and related internal investigation has required and is expected to continue to require the Company to expend significant amounts for professional fees and related expenses, which expenditures may have an adverse effect on our results of operations, financial condition or liquidity. Further, the review of information by the SEC may result in additional inquiries.

The regulatory authorities in the jurisdictions for which the Company ships product could levy substantial fines on the company or limit its ability to export and re-export products if the Company ships product in violation of applicable export regulations.

A significant percentage of the Company’s sales are made outside of the United States through the exporting and re-exporting of product. Many of the products the company sells are either manufactured in the United States or based on U.S. technology (“U.S. Products”). As a result, in addition to the local jurisdictions’ export regulations applicable to individual shipments, U.S. Products are subject to the Export Administration Regulations (“EAR”) when exported and re-exported to and from all international jurisdictions. Licenses or proper license exceptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the Company operates. Non-compliance with the EAR or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that any export regulatory body determines that any shipments made by the Company violate the applicable export regulations, the Company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the Company’s business.

The Company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the Company’s ability to use certain technologies in the future.

The Company sells products and utilizes processes that are highly innovative and may be subject to allegations of infringement or other violations of intellectual property rights. Without limiting the generality of the foregoing, the Company notes that in recent years certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers have made an increasing number of claims against the Company and/or its customers. In some cases, depending on the nature of the claim, the Company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification.

Intellectual property right infringement claims, with or without merit, can be time-consuming and costly to litigate or settle and can divert management resources and attention. If successful they may require the Company to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the Company’s operating expenses and harm its operating results and financial condition. Also, royalty or license arrangements may not be available at all. The Company may have to stop selling certain products or using technologies, which could affect the Company’s ability to compete effectively.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. The lease term is from December 17, 1996 to December 31, 2008 at an annual base rent of $601,290 and provides for a 4% annual escalation in each of the last ten years of the term. The lease is renewable for an additional six years with the same 4% annual escalation clause, at the option of the Company. This lease is currently being negotiated for renewal.

The Company leases approximately 10,000 square feet of office space in Melville, Long Island, New York to serve as the executive offices of its NIC Components subsidiary. The lease term is from April 1, 2001 to December 31, 2008 at an annual base rent of $286,000 and provides for a 4% annual escalation in each subsequent year of the lease. This lease is currently being negotiated for renewal.

On November 1, 2006, the Company entered into a new warehouse lease in Southaven, Mississippi for approximately 48,000 square feet. The lease term is from November 1, 2006 to January 31, 2012 at an annual base rent of $205,000.

The Company also leases warehouse space in Singapore and Hong Kong. The Singapore warehouse is approximately 17,600 square feet and the lease term is from October 1, 2007 until November 30, 2009. The annual base rent is 302,000 Singapore dollars. The Hong Kong warehouse is approximately 6,600 square feet and the lease term is from August 1, 2007 until July 31, 2009. The annual base rent is 545,000 Hong Kong dollars.

The Company also leases space for twenty-seven (27) branch sales offices in the United States, one (1) in Canada, seventeen (17) in Asia Pacific, one (1) in Australia, two (2) in England and one (1) in Germany, which range in size from 300 square feet to 10,900 square feet, with lease terms that expire between March 31, 2008 and September 30, 2012. Annual base rentals range from $3,000 to $190,000 with aggregate base rentals approximating $2,845,000. The Company believes it can obtain extensions of the leases scheduled to expire in fiscal 2009 on substantially similar terms to those currently in effect.

Item 3. Legal Proceedings

On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud (“Amended Complaint”) was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants. Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action which had been commenced by certain purchasers of Vitesse common stock. In the Amended Complaint, plaintiff alleges that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. As of February 29, 2008, a class has not been certified. The complaint against Nu Horizons was dismissed with prejudice. The plaintiffs have not determined whether they will appeal that ruling. Nu Horizons will vigorously defend any such appeal.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended February 29, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) The Company’s common stock is traded on The Nasdaq Global Market under the symbol “NUHC”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported by The Nasdaq Global Market.

	High	Low
Fiscal Year 2007:
First Quarter	$9.75	$7.95
Second Quarter	14.84	7.18
Third Quarter	14.26	10.33
Fourth Quarter	12.09	8.61
Fiscal Year 2008:
First Quarter	$12.83	$9.03
Second Quarter	13.74	8.30
Third Quarter	9.66	6.00
Fourth Quarter	7.44	5.40
Fiscal Year 2009:
First Quarter (through April 30, 2008)	$6.99	$5.29

a) As of April 30, 2008, the Company’s common stock was owned by approximately 611 holders of record and 2,753 beneficial holders.

b) The Company does not anticipate that it will pay any dividends in the foreseeable future. The Company currently intends to retain future earnings for use in the operation and development of its business and for potential acquisitions. In addition, the terms of the Company’s loan agreement limit the payment of dividends to no more than 25% of the Company’s consolidated net income. No dividends were paid in fiscal years 2008 and 2007.

Performance Graph

The following graph compares the performance of the Company’s common stock for the periods indicated with the performance of the NASDAQ Composite Index and the average performance of a group consisting of the Company’s peer companies. The Peer Group includes Arrow Electronics, Inc., Avnet, Inc., Agilysys, Inc., All American Semiconductor, Inc., Bell Microproducts, Inc., and Jaco Electronics, Inc. The graph assumes $100 invested on February 28, 2003 in the Company, the NASDAQ Composite Index, and the Peer Group. Total return indices reflect reinvestment dividends and are weighted on the basis of market capitalization at the time of each reported data point.

*	$100 invested on 2/28/03 in stock or index — including reinvestment of dividends. Fiscal year ending February 29.

	2/03	2/04	2/05	2/06	2/07	2/08
Nu Horizons Electronics Corp.	100.00	178.29	129.31	161.97	183.30	110.20
NASDAQ Composite	100.00	153.46	156.50	175.47	188.48	177.40
Peer Group	100.00	192.93	190.45	232.60	296.09	255.40

Item 6. Selected Financial Data

	For the Years Ended
	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Income Statement Data(1)(2):
Continuing Operations:
Net sales	$747,170,000	$668,591,000	$499,515,000	$412,013,000	$321,332,000
Gross profit on sales	120,399,000	114,325,000	90,006,000	78,839,000	62,128,000
Gross profit percentage	16.1%	17.1%	18.0%	19.1%	19.3%
Operating Income (loss)	7,926,000	19,434,000	10,658,000	7,443,000	(1,475,000)
Net income (loss)	$2,519,000	$7,717,000	$3,413,000	$2,584,000	$(413,000)
Earnings (loss) per common share:
Basic	$.14	$.43	$.20	$.15	$(.02)
Diluted	$.14	$.41	$.19	$.15	$(.02)

	As of February 29, 2008	As of February 28, 2007	As of February 28, 2006	As of February 28, 2005	As of February 29, 2004
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance Sheet Data(1):
Working capital	$204,456,000	$171,230,000	$179,417,000	$144,243,000	$122,216,000
Total assets	306,413,000	267,989,000	247,055,000	181,125,000	163,760,000
Long-term liabilities	73,056,000	37,303,000	53,455,000	26,266,000	9,785,000
Shareholders’ equity	151,194,000	147,747,000	135,138,000	127,688,000	124,607,000

(1)	See Note 2 of the Financial Statements contained in Item 8.
(2)	As discussed in Note 1 of the Financial Statements contained in Item 8, revenue and cost of sales for years ended February 28, 2007 and prior have been reclassified to conform to current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the Company and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes, and other information appearing in Item 8 of this Report. The Company operates on a fiscal year ending on the last day of February.

Overview

Nu Horizons Electronics Corp. and its wholly-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors, inductors and circuit protection components. NIC, NIA and NIE are a prime source of qualified products by over 9,000 OEM’s in the United States. In addition, the Company distributes IBM and Sun Microsystems boards, servers, storage and software to OEM’s (referred to herein as “Systems”).

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

The Company recognized the industry shift to overseas production and the need to serve its suppliers on a global basis. As a result, the Company adopted a strategy of expanding its Asian and European operations by investing in human resources and expanding its sales force and engineering personnel. In prior years, we invested in Asia and currently we are staffed with 222 employees in 20 offices, with warehouses in Singapore and Hong Kong. In fiscal 2007, we continued our growth strategy of expanding our European presence by acquiring DT Electronics Limited on August 29, 2006 (see footnote 3 to the consolidated financial statements) with 49 employees and a warehouse in Coventry, England. In fiscal 2008, we opened our first office in Munich, Germany with 22 employees and subsequently acquired Dacom-Süd Electronic Vertriebs GmbH (“Dacom”), a franchised electronics component distributor also based in Munich, Germany.

The Company also took advantage of the industry consolidation by hiring a significant number of additional sales and engineering personnel domestically in 2006 and adding franchise suppliers. This strategy has yielded positive results to date. See the summary of sales below.

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

The Company is continuing to cooperate with the inquiry by the Securities and Exchange Commission (“SEC”) and to conduct its own related internal investigation in the action captioned “In the Matter of Vitesse Semiconductor Corp.” (referred to herein as the “Vitesse Matter”). The cost of such cooperation and investigation has required the Company to incur significant expenses for professional fees and related expenses. As of February 29, 2008, approximately $2,602,000 and $75,000 has been incurred for fiscal years 2008 and 2007, respectively. Management is presently unable to determine the duration of the SEC inquiry and the Company’s related internal investigation and, consequently, the total costs that will be incurred by the Company. Nevertheless, management expects that the Company will continue to incur costs at levels comparable to fiscal 2008 through the second quarter of fiscal 2009.

The Company has reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” the Company has revised its revenue presentation to net as an agent and therefore reduced sales and cost of sales in fiscal years 2008, 2007 and 2006 by $69,209,000, $70,252,000 and $63,033,000, respectively. Titan revenue is now reported in sales as a fee for services for all periods presented. There was no change to net income resulting from this change in classification.

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

Sales Analysis

The table below provides a year-over-year summary of sales for the Company:

Three-Year Analysis of Sales: By Geography

	Year Ended						Percentage Change
	February 29, 2008	% of Total	February 28, 2007	% of Total	February 28, 2006	% of Total	2008 to 2007	2007 to 2006
	(Dollars in Thousands)
Sales by Geographic Area:
North America	$512,749	68.7%	$533,598	79.8%	$392,322	78.5%	(3.9)%	36.0%
Asia	172,932	23.1	111,483	16.7	100,768	20.2	55.1	10.6
Europe	61,489	8.2	23,510	3.5	6,425	1.3	161.5	265.9
	$747,170	100.0%	$668,591	100.0%	$499,515	100.0%	11.8%	33.8%

The table below provides a year-over-year summary of sales of electronic components and Systems for the Company:

Three-Year Analysis of Sales: By Type

	Year Ended						Percentage Change
	February 29, 2008	% of Total	February 28, 2007	% of Total	February 28, 2006	% of Total	2008 to 2007	2007 to 2006
	(Dollars in Thousands)
Sales by Type:
Electronic Components	$696,826	93.3%	$580,330	86.8%	$425,745	85.2%	20.1%	36.3%
Systems	50,344	6.7	88,261	13.2	73,770	14.8	(43.0)	19.6
	$747,170	100.0%	$668,591	100.0%	$499,515	100.0%	11.8%	33.8%

For the year ended February 29, 2008, net sales increased to $747,170,000 from $668,591,000 for the prior year with net income of $2,519,000 or $.14 per both basic and diluted share as compared to a net income of $7,717,000 or $.43 per basic and $.41 per diluted share in the prior fiscal year.

Sales of electronic components increased 20.1% in fiscal 2008 over 2007 and 36.3% in fiscal 2007 over 2006.

Sales of Systems declined in fiscal 2008 compared to fiscal 2007 due primarily to loss of business with certain key customers.

North American sales in fiscal 2008 have decreased compared to the prior year primarily due to the decline in Systems sales noted above, as well as the transfer of business to Asia.

Sales in Asia increased 55.1% in fiscal 2008 and 10.6% in fiscal 2007 when compared to the prior year due to our continued marketshare gains and the continued transfer of business to Asia from other markets.

Europe sales have increased 161.5% in fiscal 2008 and 265.9% in fiscal 2007 compared to the prior year primarily due to market expansion in England, driven by our acquisition of DT Electronics in England on August 29, 2006 and the commencement of operations in Germany, followed by our acquisition of Dacom-Süd Electronic Vertriebs GmbH in Munich, Germany.

Results of Operations

The following table sets forth for the years ended February 2008, 2007 and 2006, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended
	February 29, 2008	February 28, 2007	February 28, 2006
		(As Restated)	(As Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.9	82.9	82.0
Gross profit	16.1	17.1	18.0
Operating expenses	15.1	14.2	15.9
Interest expense	0.6	0.6	0.7
Interest (income)	0.0	(0.1)	(0.1)
Income before taxes	0.5	2.4	1.5
Income tax provision	0.1	1.2	0.8
Income after taxes, before minority interests	0.4	1.2	0.8
Minority interests	0.0	0.1	0.1
Net income	0.3	1.2	0.7

Fiscal Year 2008 Versus 2007 Results of Operations

Net sales for the year ended February 29, 2008 aggregated $747,170,000 as compared to $668,591,000 for the year ended February 28, 2007, an increase of $78,579,000 or 11.8%. Management believes that this sales increase is due to increased market share resulting from the industry consolidation, its increased sales personnel, the expansion of its line card (franchised suppliers), its global customer base, and acquisitions. This was partially offset by a decline in the sales of Systems.

Gross profit margin as a percentage of net sales was 16.1% for the year ended February 29, 2008 as compared to 17.1% for the year ended February 28, 2007. The decreased margin is due to product mix, and increased order size of lower margin business coupled with increased sales in the Asian market, which requires lower selling prices due to volume demand from large Asian contract manufacturers. Management believes that margin pressures should stabilize in fiscal 2009, however, no assurances can be given in this regard.

As a percentage of sales, operating expenses increased to 15.1% as compared to 14.2% in the prior year. Operating expenses increased to $112,473,000 for the year ended February 29, 2008 from $94,891,000 for the year ended February 28, 2007, an increase of $17,582,000 or 18.5%. The dollar increase in operating expenses was primarily due to increases in the following expense categories: Approximately $10,240,000 or 58% of the increase was for personnel related costs resulting from increased staffing levels and related commissions to support increased sales including staffing for our start-up operation in Germany which had no operations in fiscal 2007. Approximately $4,100,000 or 23% of the increase was for professional fees due to the prior year’s financial statement restatement (see Note 2 to the Financial Statements) and ongoing SEC inquiry and the Company’s related internal investigation of the Vitesse matter. Approximately $3,242,000 or 19% of the increase was a result of net increases in various other expenses and fees such as rent, utilities, telephone, insurance, and computer expenses, among others, which represent an aggregate 4% of the Company’s total overhead.

Interest expense increased to $4,570,000 for the year ended February 29, 2008 as compared to $3,850,000 for the year ended February 28, 2007. This increase in interest expense resulted from higher levels of bank borrowings during the fiscal year to support the increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings during the fiscal year.

Income tax expense as a percentage of income before provision for income tax and minority interest (“effective tax rate”) was 21.3% and 49.4% in fiscal 2008 and 2007 respectively. The effective tax rate for fiscal 2008 was impacted by lower international tax rates than the United States statutory rate caused by the tax benefit associated with the election in 2008 to permanently reinvest foreign income in the foreign countries and by Federal and state interest and penalties associated with the 2007 financial statement restatement discussed in Note 2 to our financial statements and stock option related tax benefits.

The “effective tax rate” was 49.4% in fiscal 2007 and was impacted by interest and penalties of $745,000 related to errors in our U.S. Federal return and state income taxes.

Net income for the year ended February 29, 2008 was $2,519,000 or $.14 per both basic and diluted share as compared to $7,717,000 or $.43 per basic and $.41 per diluted share for the year ended February 28, 2007.

Fiscal Year 2007 Versus 2006 Results of Operations

Net sales for the year ended February 28, 2007 aggregated $668,591,000 as compared to $499,515,000 for the year ended February 28, 2006, an increase of $169,076,000 or 33.8%. Management believes that this sales increase is due to increased market share resulting from the industry consolidation, its increased sales personnel, the expansion of its line card (franchised suppliers) and its global customer base, and its purchase of DT Electronics, a distributor in England.

Gross profit margin as a percentage of net sales was 17.1% for the year ended February 28, 2007 as compared to 18.0% for the year ended February 28, 2006. The decreased margin is due to product mix, and increased order size coupled with increased sales in the Asian market, which requires lower selling prices due to volume demand from large Asian contract manufacturers.

As a percentage of sales, operating expenses decreased to 14.2% as compared to 15.9% in the prior year. Operating expenses increased to $94,891,000 for the year ended February 28, 2007 from $79,348,000 for the year ended February 28, 2006, an increase of $15,543,000 or 19.6%. The dollar increase in operating expenses was primarily due to increases in the following expense categories: Approximately $12,800,000 or 82.4% of the increase was for personnel related costs resulting from increased staffing levels and related commissions to support increased sales. Approximately $2,500,000 or 16.1% of the increase was a result of net increases in various other expenses and fees such as rent, utilities, telephone, insurance, and computer expenses, among others, which represent an aggregate 2.9% of the Company’s total overhead.

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

Income tax expense as a percentage of income before provision for income tax and minority interest (“effective tax rate”) is 49.4% and 50.3% in fiscal 2007 and 2006 respectively. The effective tax rate was impacted by the correction of errors in our United States Federal and state tax returns, which resulted in interest and penalties of $745,000 and $14,800 for fiscal 2007 and 2006 respectively. Other items included a foreign tax rate differential on foreign losses and other non-deductible expenses.

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

Liquidity and Capital Resources: Fiscal Year 2008 Versus 2007

The Company ended its 2008 fiscal year with working capital and cash aggregating approximately $204,456,000 and $3,886,000, respectively, as compared to approximately $171,230,000 and $4,747,000, respectively, at February 28, 2007. The Company’s current ratio at February 29, 2008, was 3.6:1 as compared to 3.1:1 at February 28, 2007. The Company utilized excess cash at February 29, 2008 to pay down its Revolving Credit line which was $69,300,000 at February 29, 2008.

In fiscal 2008, approximately $39,000,000 of cash was borrowed from the Company Revolving Credit Line along with cash on hand to fund the cash used in operations ($31,000,000), the Dacom acquisition

($2,857,000) and fund capital expenditures ($2,808,000). Cash used in operations was primarily used to fund increased inventory and accounts receivable.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $150,000,000 (the “Revolving Credit Line”). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Based on the asset based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $64,300,000 at February 29, 2008 and $30,000,000 at February 28, 2007. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants.

On August 29, 2006, the Company acquired DT Electronics, a company engaged in the electronics components business in the United Kingdom. The initial purchase price for DT Electronics as of the acquisition date was $5,731,000. The transaction also provides for potential additional payments to the seller in three installments through 2009 from a guaranteed minimum of approximately $1,611,000 to a maximum of approximately $4,989,000, which amounts are calculated using current exchange rates. Payments of any amounts above the minimum are contingent upon the attainment of certain earnings milestones by DT Electronics during the three year period. The Company has accrued the maximum estimated payment currently since DT Electronics has achieved the earnings milestones established by the agreement. The DT Electronics acquisition was funded from existing cash on hand.

On June 6, 2007, the Company acquired Dacom-Süd Electronic Vertriebs GmbH in Germany for $2,857,000 from cash on hand.

The Company also has a receivable financing agreement (the “Bank Credit Line”) with a bank in England which provides for maximum borrowings of £2.5 million (approximately $5,000,000) which bear interest at the bank’s base rate plus 1.75%. The interest rate at February 29, 2008 was 5.25%. This Bank Credit Line renews annually in July.

On November 20, 2006, the Company entered a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5 percent. At February 29, 2008, there were $5,000,000 in borrowings at 5.405%. This credit line expires on November 20, 2009.

The Company anticipates that its resources provided by its cash flow from operations and its current borrowing agreements will be sufficient to meet its financing requirements for at least the next twelve-month period.

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

The Company has reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” the Company has revised its revenue presentation to net as an agent and therefore reduced sales and cost of sales in fiscal years 2008, 2007 and 2006 by $69,209,000, $70,252,000 and $63,033,000, respectively. Titan revenue is now reported in sales as a fee for services for all periods presented. There was no change to net income resulting from this change in classification.

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated bad debts. Our estimate of the allowances needed is based on the ability of the Company’s customers to make payments. If the ability of the customers were to deteriorate, additional allowances might be required thereby reducing our operating income. For example, at fiscal year end, each additional 1% accounts receivable allowance would reduce operating income by approximately $1,545,000 for the year ended February 29, 2008.

Inventory Valuation — Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand market conditions and the ability to return inventory pursuant to our distributor franchise agreements. In prior periods, reserves required for obsolescence were not material to our financial statements. If assumptions about future demand or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, at fiscal year end, each additional 1% of obsolete inventory or inventory that the Company was unable to return pursuant to its distributor or related agreements, would reduce operating income by approximately $1,262,000 for the year ended February 29, 2008.

Accounting for Income Taxes — Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the need for a valuation allowance against net deferred tax assets. Realization of the carrying value of the Company’s deferred tax assets is dependent upon, among other things, our ability to generate sufficient future taxable income in certain tax jurisdictions. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance is required, we consider a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Should the Company determine that it is not more likely than not that it will be able to realize all or part of its deferred tax assets in the future, a valuation allowance will be recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made.

In addition, the Company establishes reserves for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are “more likely than not” of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained. As a result, there may be differences between the anticipated and actual outcomes of these matters that may result in reversals of reserves or the need for additional tax liabilities in excess of the reserved amounts. To the extent such adjustments are warranted, the Company’s effective tax rate may potentially fluctuate as a result.

Goodwill and Other Indefinite-Lived Intangibles — In assessing the recoverability of our goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus we may be required to record impairment charges for those assets not previously recorded.

Off-Balance Sheet Arrangements

As of February 29, 2008, the Company had no off-balance sheet arrangements.

Contractual Obligations

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Lines	$69,903,000	$603,000	$—	$69,300,000	$—
Revolving Credit Lines Interest	16,642,000	3,354,000	6,644,000	6,644,000
Equipment Leases	541,000	309,000	232,000	—	—
Operating Leases	7,107,000	3,460,000	2,754,000	893,000	—
Employment Agreements(i)	3,930,000	786,000	1,572,000	1,572,000	—
Total	$98,123,000	$8,512,000	$11,202,000	$78,409,000	$—

(i)	Base salary excluding potential bonuses

At April 30, 2008, the Company had $263,852,000 of purchase orders outstanding with suppliers which generally can be cancelled with 30 days’ notice.

Inflationary Impact

Since the inception of operations, inflation has not significantly affected the Company’s operating results. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facilities bear interest based on fluctuating interest rates. The interest rate under its U.S. credit agreement is tied to the prime or LIBOR rate, the interest rate under its U.K. receivable financing is tied to the Bank of England’s base rate, and the interest rate under the Singapore credit agreement is tied to SIBOR; all of these interest rates may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $601,000 for the year ended February 29, 2008 and $601,000 for the year ended February 28, 2007. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode. The Company has not entered into any instruments in an effort to manage its interest rate risk.

Foreign Exchange Rate Risk

The Company has several foreign subsidiaries in Asia, the United Kingdom and Canada. The Company does business in more than one dozen countries and currently generates approximately 31% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $87,300,000 and $80,200,000 at February 29, 2008 and February 28, 2007 respectively, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter or year ended February 29, 2008. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

Industry Risk

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

Item 8. Financial Statements and Supplementary Data

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 29, 2008	February 28, 2007	February 28, 2006
		(As Restated, See Note 2)	(As Restated, See Note 2)
Net Sales	$747,170,000	$668,591,000	$499,515,000
Costs and Expenses:
Cost of sales	626,771,000	554,266,000	409,509,000
Operating expenses	112,473,000	94,891,000	79,348,000
	739,244,000	649,157,000	488,857,000
Income from Operations	7,926,000	19,434,000	10,658,000
Other (Income) Expense:
Interest expense	4,570,000	3,850,000	3,298,000
Interest income	(241,000)	(580,000)	(371,000)
	4,329,000	3,270,000	2,927,000
Income Before Provision for Income Taxes and Minority Interests	3,597,000	16,164,000	7,731,000
Provision for income taxes	766,000	7,991,000	3,888,000
Income Before Minority Interests	2,831,000	8,173,000	3,843,000
Minority interest in earnings of subsidiaries	312,000	456,000	430,000
Net Income	$2,519,000	$7,717,000	$3,413,000
Net Income per Common Share
Basic	$.14	$.43	$.20
Diluted	$.14	$.41	$.19
Weighted Average Common Shares Outstanding
Basic	17,931,356	17,871,671	17,111,102
Diluted	18,582,130	18,641,475	17,704,373

See accompanying notes.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2008	February 28, 2007
		(As Restated, See Note 2)
ASSETS
Current Assets:
Cash	$3,886,000	$4,747,000
Accounts receivable – less allowances of $4,269,000 and $4,985,000, respectively	150,270,000	119,946,000
Inventories	122,761,000	119,821,000
Deferred tax asset	3,135,000	3,082,000
Prepaid expenses and other current assets	4,306,000	4,625,000
Total Current Assets	284,358,000	252,221,000
Property, Plant and Equipment – Net	4,529,000	3,381,000
Other Assets:
Cost in excess of net assets acquired	9,925,000	8,332,000
Intangibles – net	2,500,000	—
Other assets	5,101,000	4,055,000
Total Assets	$306,413,000	$267,989,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,306,000	$62,410,000
Accrued expenses	8,615,000	6,464,000
Due to sellers	3,245,000	1,611,000
Bank credit line	603,000	2,327,000
Income taxes payable	133,000	8,179,000
Total Current Liabilities	79,902,000	80,991,000
Long Term Liabilities
Revolving credit lines	69,300,000	30,000,000
Due to sellers	—	3,378,000
Executive retirement plan	1,684,000	1,200,000
Deferred tax liability	2,072,000	2,725,000
Total Long Term Liabilities	73,056,000	37,303,000
Minority Interest in Subsidiaries	2,261,000	1,948,000
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,392,457 and 18,158,034 shares issued and outstanding as of February 29, 2008 and February 28, 2007, respectively	121,000	120,000
Additional paid-in capital	54,979,000	53,512,000
Retained earnings	96,621,000	94,102,000
Other accumulated comprehensive (loss) income	(527,000)	13,000
Total Shareholders’ Equity	151,194,000	147,747,000
Total Liabilities and Shareholders’ Equity	$306,413,000	$267,989,000

See accompanying notes.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Shareholders’ Equity
Balance at February 28, 2005 (as restated, see Note 2)	16,891,647	$111,000	$44,598,000	$82,972,000	$7,000	$—	$127,688,000
Exercise of stock options	539,835	4,000	2,632,000	—	—	—	2,636,000
Income tax benefit from stock options exercised	—	—	1,399,000	—	—	—	1,399,000
Foreign currency translation	—	—	—	—	2,000	2,000	2,000
Net income (as restated, see Note 2)	—	—	—	3,413,000	—	3,413,000	3,413,000
Comprehensive income						3,415,000
Balance at February 28, 2006 (as restated, see Note 2)	17,431,482	115,000	48,629,000	86,385,000	9,000	—	135,138,000
Exercise of stock options	463,552	3,000	2,723,000	—	—	—	2,726,000
Income tax benefit from stock options exercised	—	—	1,413,000	—	—	—	1,413,000
Stock option expense	—	—	443,000	—	—	—	443,000
Issuance of restricted stock	263,000	2,000	304,000	—	—	—	306,000
Foreign currency translation	—	—	—	—	4,000	4,000	4,000
Net income (as restated, see Note 2)	—	—	—	7,717,000	—	7,717,000	7,717,000
Comprehensive income						7,721,000
Balance at February 28, 2007 (as restated, see Note 2)	18,158,034	120,000	53,512,000	94,102,000	13,000		147,747,000
Exercise of stock options	27,000	—	210,000	—		—	210,000
Income tax benefit from stock options exercised	—	—	45,000	—	—	—	45,000
Stock option expense	—	—	490,000	—	—	—	490,000
Issuance of restricted stock	207,423	1,000	722,000	—	—	—	723,000
Foreign currency translation	—	—	—	—	(540,000)	(540,000)	(540,000)
Net income	—	—	—	2,519,000	—	2,519,000	2,519,000
Comprehensive income						$1,979,000
Balance at February 29, 2008	18,392,457	$121,000	$54,979,000	$96,621,000	$(527,000)		$151,194,000

See accompanying notes.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 29, 2008	February 28, 2007	February 28, 2006
		(As Restated, See Note 2)	(As Restated, See Note 2)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$716,847,000	$722,922,000	$542,550,000
Cash paid to suppliers and employees	(732,359,000)	(700,393,000)	(564,692,000)
Interest paid	(4,500,000)	(4,129,000)	(3,299,000)
Interest received	241,000	580,000	371,000
Income taxes paid	(11,191,000)	(2,701,000)	(1,863,000)
Net cash (used in) provided by operating activities	(30,962,000)	16,279,000	(26,933,000)
Cash flows from investing activities:
Capital expenditures	(2,808,000)	(1,069,000)	(1,055,000)
Acquisition of DT Electronics	(1,744,000)	(6,098,000)	—
Acquisition of Dacom-Süd Electronic Vertriebs GmbH	(2,593,000)	—	—
Net cash (used in) investing activities	(7,145,000)	(7,167,000)	(1,055,000)
Cash flows from financing activities:
Borrowings under revolving credit line	317,605,000	214,933,000	218,645,000
(Repayments) under revolving credit line	(280,029,000)	(236,305,000)	(190,845,000)
Proceeds from exercise of stock options	210,000	2,726,000	2,636,000
Realized tax benefit of compensation expense	—	1,413,000	1,399,000
Proceeds from settlement of subordinated note	—	2,000,000	—
Net cash provided by (used in) financing activities	37,786,000	(15,233,000)	31,835,000
Effect of exchange rate changes	(540,000)	(5,000)	2,000
Net (decrease) increase in cash and cash equivalents	(861,000)	(6,126,000)	3,849,000
Cash and cash equivalents, beginning of year	4,747,000	10,873,000	7,024,000
Cash and cash equivalents, end of year	$3,886,000	$4,747,000	$10,873,000
Reconciliation of Net Income to Net Cash from Operating Activities
Net Income	$2,519,000	$7,717,000	$3,413,000
Adjustments:
Depreciation and amortization	1,768,000	1,392,000	1,369,000
Bad debt reserve	—	447,000	—
Deferred income tax	(1,760,000)	198,000	(864,000)
Minority interest	312,000	456,000	430,000
Stock based compensation	1,258,000	749,000	—
Retirement plan	484,000	600,000	600,000
Changes in assets and liabilities – net of effect of acquisitions:
Accounts receivable	(29,301,000)	(14,541,000)	(18,738,000)
Inventories	(1,926,000)	9,009,000	(43,482,000)
Prepaid expenses and other current assets	319,000	(2,697,000)	37,000
Other assets	23,000	(2,410,000)	43,000
Accounts payable and accrued expenses	6,533,000	6,191,000	28,230,000
Income taxes	(11,191,000)	4,178,000	2,029,000
Due to seller	—	4,990,000	—
Net cash provided by (used in) operating activities	$(30,962,000)	$16,279,000	$(26,933,000)
Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
Issuance of restricted stock	$723,000	$306,000	$—

See accompanying notes.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

a. Organization

Nu Horizons Electronics Corp. and its subsidiaries (collectively, the “Company”), (both wholly and majority owned) are wholesale and export distributors of semiconductor and passive electronic components throughout the United States, Asia, Australia and Europe.

b. Principles of Consolidation

The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. and its wholly-owned subsidiaries, NIC Components Corp. (“NIC”), Nu Horizons International Corp. (“International”), NUHC Inc. (“NUC”), Nu Horizons Asia PTE LTD (“NUA”), Nu Horizons Electronics Pty Ltd (“NUZ”), Nu Horizons Electronics Asia Pte Ltd., Nu Horizons Electronics Hong Kong Ltd (“NUHK”), Nu Horizons Electronics NZ Ltd. (“NUN”), Nu Horizons Electronics (Shanghai) Co Ltd. (“NUS”), Nu Horizons Electronics Asia Pte Ltd. Korea (“NUK”), Nu Horizons Electronics Europe Limited (“NUE”), Nu Horizons Electronics GmbH (“NUD”), Dacom-Süd Electronic Vertriebs GmbH (“Dacom”), DT Electronics Limited (“DT”), Titan Supply Chain Services Corp. (“Titan”), Titan Supply Chain Services PTE LTD (“TSC”), Titan Supply Chain Services Limited (“TSE”), Razor Electronics (“RAZ”), Nu Exchange (“NUX”), Nu Horizons Electronics Hong Kong Ltd. (“NUO”) and its majority owned subsidiaries, NIC Components Europe Limited (“NIE”) and NIC Components Asia PTE LTD (“NIA”). All intercompany balances and transactions have been eliminated.

c. Use of Estimates

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

d. Concentration of Credit Risk/Fair Value

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items. The carrying amount of long-term debt also approximates fair value since the variable interest rates on these instruments approximate market interest rates.

e. Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

f. Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

g. Inventories

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. In excess of 90% of our total inventories are covered by product line distributor

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies  – (continued)

agreements whereby the Company has the right to return certain slow-moving and obsolete inventory to our suppliers. Obsolescence charges for inventory not covered by such agreements have not been material to date.

h. Depreciation

Depreciation is provided using the straight-line method as follows:

Office equipment	5 years
Furniture and fixtures	5 – 12 years
Computer equipment	5 years

Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition, the associated cost and accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations.

i. Income Taxes

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

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of FIN 48, we determined that there were errors in the prior years’ tax returns and the application of FASB Statement No. 109 — Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations, requiring the restatement of our financial statements for the fiscal years ended February 28, 2006 and 2007 (see Note 2). After giving effect to the restatement, the subsequent adoption of FIN 48 did not have a material effect on our financial statements. In addition, we do not anticipate material changes to this liability for the next twelve months.

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies  – (continued)

j. Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns in accordance with EITF 01-09, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

The Company has reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” the Company has revised its revenue presentation to net as an agent and therefore reduced sales and cost of sales in fiscal years 2008, 2007 and 2006 by $69,209,000, $70,252,000 and $63,033,000, respectively. Titan revenue is now reported in sales as a fee for services for all periods presented. There was no change to net income resulting from this change in classification.

k. Shipping and Handling Costs

Shipping and handling costs incurred by the Company are included in costs of sales and aggregated $1,790,000, $932,000 and $926,000 for fiscal 2008, 2007 and 2006, respectively.

l. Advertising and Promotion Costs

Advertising and promotion costs, which are included in Operating expenses, are expensed as incurred. For the fiscal 2008, 2007 and 2006, such costs aggregated $899,000, $385,000 and $203,000, respectively.

m. Earnings per Common Share

Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Such securities, shown below, presented on a common share equivalent basis have been included in the per share computations:

	Years Ended
	February 29, 2008	February 28, 2007	February 28, 2006
Weighted average shares outstanding – Basic	17,931,356	17,871,671	17,111,102
Assumed conversion of stockoptions and restricted shares	650,774	769,804	593,271
Weighted average shares – Diluted	18,582,130	18,641,475	17,704,373

The above calculations for fiscal year 2008 and 2007 exclude 344,750 and 165,750 options, respectively as their effect was antidilutive.

n. Stock-Based Compensation

Effective March 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which requires share-based payment (“SBP”) awards exchanged for employee services to be measured at fair value and expensed in the consolidated statements of operations over the requisite employee service period.

Prior to March 1, 2006, the Company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which utilized the intrinsic value method and

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies  – (continued)

did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The Company elected to adopt, for periods prior to March 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (collectively, “Statement No. 123”) which used a fair value based method of accounting for SBP awards.

Statement No. 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of the Company’s stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized under Statement No. 123.

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

If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123R, the Company’s net income and net income per share as reported for the year ended February 28, 2006 would have been reduced to the pro forma amounts indicated below.

Net income:
As reported	$3,413,000
Stock-based compensation cost – net of tax	188,000
Pro forma	$3,225,000
Basic earnings per share:
As reported	$.20
Pro forma	$.19
Diluted earnings per share:
As reported	$.19
Pro forma	$.18

Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the effect of SFAS No. 123R in future years.

In November 2005, the FASB issued FASB Staff Position FAS123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP”). We have elected to follow the alternative transition method as described in the FSP for computing our additional paid-in capital pool. In addition, we treat the tax deductions from stock options as being realized when they reduce taxes payable in

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies  – (continued)

accordance with the principles and timing under the relevant tax law. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

The fair value of each option was estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions.

	2008	2007	2006
Option Plans:
Dividends	—	—	—
Expected term	2 – 7 years	2 – 7 years	2 – 7 years
Risk free interest rate	4.0%	4.0%	4.0%
Volatility rate	58.4%	55.6%	52.3%

The following table shows the weighted average fair value of options using the fair value approach under SFAS 123:

	2008	2007	2006
Weighted average fair value of options granted during the year	$4.79	$7.11	$3.89

o. Cost in Excess of Net Assets Acquired (“Goodwill”)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill’s implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill annually. There was no indication of impairment at February 29, 2008.

p. Long-Lived Assets, Other Than Goodwill and Other Intangibles

The Company reviews its long-lived assets for impairment in accordance with FASB Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow, which is used to determine recoverability, is based upon, among other things, certain assumptions about future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to such factors including technological advances, changes to the Company’s business model, or changes in the Company’s capital strategy or planned use of long-lived assets. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. No indicators of impairment were noted at February 29, 2008

q. Foreign Currency Translation/Other Comprehensive Income

Assets and liabilities of the Company’s foreign subsidiaries are translated at the balance sheet exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies  – (continued)

are reported as a component of accumulated other comprehensive income on the statement of shareholders’ equity in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

r. Reclassifications

Certain prior years’ information has been reclassified to conform to current year’s reporting presentation.

s. Recent Accounting Pronouncements Affecting the Company

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company will adopt SFAS No. 157 in the first quarter of fiscal 2009 and is still evaluating the effect, if any, on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transactions costs be expensed as incurred. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company will adopt SFAS No. 141(R) in the first quarter of fiscal 2010 and is still evaluating the effect, if any, on its financial position or results or operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No.160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact the company’s consolidated financial position and results of operations.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Fiscal 2007 and 2006 Financial Statements

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing our accounting for income taxes in connection with the application of the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Tax — an Interpretation of FASB Statement No. 109”, we determined that there were errors in the prior years’ tax returns and the application of FASB Statement No. 109 — Accounting for Income Taxes. Consequently, there was an understatement of our provision for income tax expense for prior periods and the related U.S. income tax obligations, a majority of which related to our foreign operations, requiring the restatement of our financial statements for the fiscal years ended February 28, 2006 and February 28, 2007, as and previously reported in a Form 10-K/A for the year ended February 28, 2007, and reflected in this Form 10-K.

The following table summarizes the impact of the restatement discussed above on the previously issued Consolidated Financial Statements as of February 28, 2007 and 2006 and for the years ended February 28, 2007 and 2006. The adjustments below include interest and penalties associated with filing amended tax returns related to this restatement.

	As of February 28, 2007
	As Previously Reported		Adjustment	As Restated
Consolidated Balance Sheet
Prepaid expenses and other current assets	$4,454,000		$171,000	$4,625,000
Deferred tax asset	—		3,082,000	3,082,000
Accrued expenses	6,650,000	(1)	186,000	6,464,000	(1)
Income taxes payable	3,927,000		4,252,000	8,179,000
Deferred tax liability	2,369,000		356,000	2,725,000
Minority interest	1,912,000		36,000	1,948,000
Additional paid-in capital	50,670,000		2,842,000	53,512,000
Retained earnings	98,521,000		(4,419,000)	94,102,000

	For the Year Ended February 28, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$5,826,000	$2,165,000	$7,991,000
Minority interest in earnings of subsidiaries	425,000	31,000	456,000
Net income	9,913,000	(2,196,000)	7,717,000
Net income per common share:
Basic	$.55	$(.12)	$.43
Diluted	$.53	$(.12)	$.41

	For the Year Ended February 28, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$2,560,000	$1,328,000	$3,888,000
Minority interest in earnings of subsidiaries	287,000	143,000	430,000
Net income	4,884,000	(1,471,000)	3,413,000
Net income per common share:
Basic	$.29	$(.09)	$.20
Diluted	$.28	$(.09)	$.19

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Fiscal 2007 and 2006 Financial Statements  – (continued)

	For the Year Ended February 28, 2007
	As Previously Reported		Adjustment	As Restated
Consolidated Statement of Cash Flows
Income taxes paid	$(1,564,000)		$(1,137,000)	$(2,701,000)
Realized tax benefit of compensation expense	276,000		1,137,000	1,413,000
Net income	9,913,000		(2,196,000)	7,717,000
Deferred income tax	1,030,000		(832,000)	198,000
Minority interest	425,000		31,000	456,000
Accounts payable and accrued expenses	6,432,000	(1)	(241,000)	6,191,000	(1)
Income taxes	2,077,000		2,101,000	4,178,000

	For the Year Ended February 28, 2006
	As Previously Reported		Adjustment	As Restated
Consolidated Statement of Cash Flows
Income taxes paid	$(464,000)		$(1,399,000)	$(1,863,000)
Realized tax benefit of compensation expense	—		1,399,000	1,399,000
Net income	4,884,000		(1,471,000)	3,413,000
Deferred income tax	372,000		(1,236,000)	(864,000)
Minority interest	287,000		143,000	430,000
Accounts payable and accrued expenses	27,569,000	(2)	661,000	28,230,000 (2)
Income taxes	1,525,000		504,000	2,029,000

(1)	Accrued expenses were reclassified for February 28, 2007 to reflect the February 29, 2008 presentation. Due to seller of $1,611,000, Executive retirement plan of $1,200,000 and an Inventory reclassification were recorded for February 28, 2007. The reclassified balance is $6,464,000 at February 28, 2007.
(2)	Accrued expenses were reclassified for February 28, 2006 to reflect February 29, 2008 presentation. Executive retirement plan for $600,000 was reclassed.

3. Acquisitions

On August 29, 2006, the Company acquired the outstanding shares of DT Electronics, an entity engaged in the electronic components distribution business in the United Kingdom. This acquisition enabled us to expand our presence in Europe. The operating results of DT are reflected in the accompanying financial statements since the date of acquisition.

The initial purchase price for DT as of the acquisition date was $5,731,000 plus transaction costs of $367,000. The transaction also provides for potential additional payments to the sellers in three installments through 2009 from a guaranteed minimum of £850,000 (approximately $1,611,000) to a maximum of £2,549,000 (approximately $4,989,000), which amounts are calculated using current exchange rates. Payments of any amounts above the minimum were contingent upon the attainment of certain earnings milestones by DT during the three year period. The Company will pay the maximum estimated payment since DT has achieved the earnings milestones established by the agreement. The Company has accrued $3,245,000 at February 29, 2008, which is included in current liabilities.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Purchase price	$10,720,000
Direct acquisition costs	367,000
Total purchase price	$11,087,000
Allocation of purchase price:
Accounts receivable	$7,434,000
Inventory	3,142,000
Other current assets	11,000
Fixed assets	91,000
Accounts payable/accrued expenses	(4,490,000)
Bank credit line	(3,099,000)
Taxes payable	(325,000)
Other	(9,000)
Customer relationships	2,438,000
Cost in excess of net assets acquired	5,894,000
Total purchase price	$11,087,000

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price was first allocated to tangible and any identifiable intangible assets. The excess purchase price was allocated to goodwill, which amounted to $5,894,000. The goodwill is not tax deductible. We allocated $2,438,000 to customer relationships which will be amortized over 17 years.

On June 6, 2007, the Company acquired Dacom-Süd Electronic Vertriebs GmbH (“Dacom”), an entity engaged in the electronic components distribution business in Germany. The acquisition furthered our expansion in Europe. The operating results of Dacom are reflected in the accompanying financial statements since the date of acquisition.

The Dacom acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The following table presents the allocations of the aggregate purchase price for the Dacom acquisition based on the estimated fair values of assets acquired and liabilities assumed.

The purchase price for Dacom as of the acquisition date was $2,857,000, including transaction costs of $464,000. The purchase price allocated to goodwill was $2,287,000. The goodwill is not tax deductible. We allocated $170,000 to customer relationships which will be amortized over 17 years.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Dacom acquisition:

Purchase price	$2,393,000
Direct acquisition costs	464,000
Total purchase price	$2,857,000
Allocation of purchase price:
Cash	$264,000
Accounts receivable	307,000
Inventory	650,000
Other current assets	90,000
Fixed assets	6,000
Accounts payable/accrued expenses	(800,000)
Bank credit line	(38,000)
Taxes payable	(79,000)
Customer relationships	170,000
Cost in excess of net assets acquired	2,287,000
Total purchase price	$2,857,000

The changes in the carrying amount of goodwill for the year ended February 29, 2008 are as follows:

Balance February 28, 2007	$8,332,000
Acquisition of Dacom	2,287,000
Reallocation of DT Electronics customer relationships	(2,438,000)
Other adjustments to fair value of net assets acquired	1,744,000
Balance February 29, 2008	$9,925,000

The following table summarizes the customer relationships from the acquisitions outlined above:

Customer relationships	$2,608,000
Accumulated amortization	108,000
Net	$2,500,000

Amortization expense for fiscal 2008 was $108,000 and will be $153,000 for each of fiscal 2009 through 2014.

The following unaudited pro forma information of the Company is provided to give effect to the DT and Dacom acquisitions assuming they occurred as of March 1, 2005, the beginning of the earliest period presented:

	Years Ended
	February 29, 2008	February 28, 2007	February 28, 2006
		(As Restated, See Note 2)	(As Restated, See Note 2)
Net sales	$749,026,000	$693,207,000	$527,539,000
Net income	$2,600,000	$8,723,000	$4,326,000
Net income per share:
Basic	$.15	$.49	$.25
Diluted	$.14	$.47	$.24

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

The pro forma amounts above reflect the incremental interest expense based on borrowings to fund the purchase price assuming the acquisitions occurred as of March 1, 2005, with interest calculated at the Company’s borrowing rate under its credit facility for the respective period. The pro forma net earnings above assume an income tax provision at the Company’s consolidated tax rate for the respective year. The information presented above is for illustrative purposes only and is not indicative of results that may have been achieved if the acquisitions had occurred as of the beginning of the Company’s 2006 fiscal year or of future operating performance.

4. Property, Plant and Equipment

Property, plant and equipment, which is recorded at cost, consists of the following:

	February 29, 2008	February 28, 2007
Furniture, fixtures and equipment	$10,685,000	$8,895,000
Computer equipment	9,222,000	8,204,000
Leasehold improvements	1,255,000	1,255,000
	21,162,000	18,354,000
Less: accumulated depreciation and amortization	16,633,000	14,973,000
	$4,529,000	$3,381,000

Depreciation expense for the 2008, 2007 and 2006 years aggregated $1,660,000, $1,392,000 and $1,369,000, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	February 29, 2008	February 28, 2007
		(As Restated)
Commissions	$2,131,000	$1,662,000
Executive bonuses	323,000	1,246,000
Payroll and related benefits	351,000	864,000
Professional/Legal	670,000	—
Deferred rent	347,000	—
Sales returns	891,000	510,000
Other miscellaneous expenses	3,902,000	2,182,000
Total	$8,615,000	$6,464,000

6. Debt

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $150,000,000 (the “Revolving Credit Line”). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $64,300,000 at February 29, 2008 and $30,000,000 at February 28, 2007. LIBOR rates ranged from 4.62% to 4.69% at February 29, 2008.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt  – (continued)

There were no borrowings outstanding bearing interest at the prime rate at February 29, 2008. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants under the Revolving Credit Line.

The Company also has a receivables financing agreement with a bank in England (the “Bank Credit Line”), which provides for maximum borrowings of £2.5 million (approximately $5,000,000) with interest at the bank’s base rate plus 1.75% (5.25% at February 29, 2008). Borrowings under the Bank Credit Line were £310,000 ($603,000) at February 29, 2008. The Bank Credit Line renews annually in July.

On November 20, 2006, the Company entered a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivables and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5%. As part of this agreement, the Company must maintain a compensating balance of $2,250,000, which amount is included in other assets. At February 29, 2008, there were $5,000,000 in borrowings under this credit line. There were no borrowings outstanding at February 28, 2007. The line of credit expires on November 20, 2009.

7. Stock-Based Compensation Plans

a. Stock Options

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

A summary of options granted and related information for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 is as follows:

	Options	Weighted Average Exercise Price
Outstanding February 28, 2005	3,373,493	$6.69
Granted	135,500	8.55
Exercised	(539,835)	4.88
Cancelled	(405,750)	10.57
Outstanding February 28, 2006	2,563,408	6.56
Granted	60,000	12.46
Exercised	(463,552)	5.86
Cancelled	(33,038)	7.92
Outstanding February 28, 2007	2,126,818	6.85
Granted	60,000	8.91
Exercised	(27,000)	7.81
Cancelled	—	—
Outstanding February 29, 2008	2,159,818	$6.90
Aggregate intrinsic value of outstanding options at February 29, 2008	$1,480,000
Options exercisable at the end of each fiscal year:
February 28, 2006	2,414,908	$6.35
February 28, 2007	2,045,693	6.70
February 29, 2008	2,099,818	6.81

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock-Based Compensation Plans  – (continued)

The following table summarizes information about stock options outstanding as of February 29, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.93 to $6.44	1,304,568	2.73 years	$4.91	1,304,568	$4.91
$7.31 to $14.62	843,250	5.11 years	$9.81	783,250	$9.78
$18.33	12,000	2.53 years	$18.33	12,000	$18.33
	2,159,818			2,099,818

The aggregate intrinsic value above of $1,480,000 represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 29, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for fiscal 2008 was $132,000.

Cash received from option exercises during the 2008, 2007 and 2006 fiscal years was $210,000, $2,726,000 and $2,636,000, respectively and is included within the financing activities section in the accompanying consolidated statements of cash flows.

b. Restricted Common Stock

Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee may grant shares of restricted common stock. Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement. Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), which is a five or seven year period from the date of grant. For fiscal years 2008 and 2007, the Company recorded compensation expense aggregating $723,000 and $306,000, respectively relating to the vesting of restricted stock.

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested restricted stock for the year ended February 29, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2006	—	$—
Granted	263,000	9.98
Vested	—	—
Non-vested shares at March 1, 2007	263,000	9.63
Granted	218,000	11.16
Vested	(23,286)	8.45
Forfeited	(4,430)	9.13
Non-vested shares at February 29, 2008	453,284	$10.63

As of February 29, 2008, there was total unrecognized compensation cost of $4,391,000 related to non-vested shares and stock options which is expected to be recognized over a period of 7 years. We have reserved 210,000 shares for issuance for stock options and restricted stock at February 29, 2008.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock-Based Compensation Plans  – (continued)

The Company recorded, as a component of Operating expenses, a charge of $1,213,000 ($745,000 net of related taxes) and $749,000 for the years ended February 29, 2008 and February 28, 2007, relating to the expensing of stock options and restricted stock.

8. Minority Interests in Subsidiaries

Minority interests at February 29, 2008 and February 28, 2007 represent a 15% minority interest in NIC Components Asia PTE. LTD, (NIA) and a 20% minority interest in NIC Components Europe Limited (NIE).

9. Income Taxes (Restated)

Components of income before income taxes are as follows:

	2008	2007	2006
		(As Restated)	(As Restated)
Domestic	$1,129,000	$7,464,000	$584,000
Foreign	2,468,000	8,700,000	7,147,000
	$3,597,000	$16,164,000	$7,731,000

The provision for income taxes is comprised of the following:

	2008	2007	2006
		(As Restated)	(As Restated)
Current:
Federal	$1,245,000	$4,907,000	$2,942,000
State and local	306,000	1,269,000	106,000
Foreign	1,351,000	1,521,000	1,491,000
Deferred:
Federal	(1,520,000)	(197,000)	(864,000)
State	(250,000)	(7,000)	299,000
Foreign	(366,000)	498,000	(86,000)
	$766,000	$7,991,000	$3,888,000

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate:

	2008	2007	2006
		(As Restated)	(As Restated)
Provision at statutory rate	35.0%	35.0%	35.0%
Interest and penalties	6.6%	4.6%	0.2%
State taxes provided, net of Federal tax benefit	4.4%	5.5%	8.3%
International tax rate differential	(18.6)%	3.7%	3.8%
Stock options benefit	(6.4)%	—	—
Other	0.3%	0.6%	3.0%
Provision for income taxes	21.3%	49.4%	50.3%

During fiscal 2008, the Company has elected to permanently reinvest foreign earnings. The total earnings permanently reinvested as of February 29, 2008 was $2,468,000. The impact of the lower international rates versus the U.S. tax rate was 18.6%.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (Restated)  – (continued)

We provide for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires the asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year-end using currently enacted tax rates. We assess the recoverability of the deferred tax assets and determine if a valuation allowance is necessary under a “more likely than not” approach. We analyze our ability to utilize deferred tax assets by considering future taxable income, reversal of tangible temporary differences and available tax planning strategies. During fiscal 2008, we recorded a valuation allowance of $839,000 related to a foreign net operating loss carryforward (“NOL”) due to uncertainty regarding our ability to utilize such NOL in the future.

The significant components of deferred assets and liabilities are as follows:

	2008	2007
		(As Restated)
Deferred tax assets:
Accounts receivable	$1,293,000	$1,524,000
Inventory	1,422,000	779,000
Accrued expenses	554,000	480,000
Stock options	616,000	—
Foreign net operating loss carryforward	1,302,000	293,000
Other	(7,000)	6,000
Total deferred tax assets	5,180,000	3,082,000
Valuation allowance	(839,000)	—
Net deferred tax assets	$4,341,000	$3,082,000
Deferred tax liabilities:
Fixed assets	$(1,141,000)	$(1,307,000)
Intangibles	(1,393,000)	—
Income on Domestic International Sales Corp.	(637,000)	(730,000)
Unremitted foreign earnings	—	(481,000)
Other	(107,000)	(207,000)
Total deferred tax liabilities	$(3,278,000)	$(2,725,000)
Net deferred tax asset	$1,063,000	$357,000

As of February 28, 2008, the Company had approximately $4,300,000 of foreign operating loss carryforwards available. Foreign NOL’s of $546,000 will expire in 2024; the remaining foreign NOL’s have an indefinite life.

The tax years with respect to Federal income tax returns have been closed for all years through 2004.

The Company adopted the provisions of FIN 48 on March 1, 2007. The adoption did not result in the recognition of any unrecognized tax benefits. There were no unrecognized tax benefits at February 29, 2008.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. During fiscal 2008, the Company incurred $760,000 of expense related to interest and penalties, of which $150,000 was accrued at February 29, 2008.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Employee Benefit Plans

On January 13, 1987, the Company’s Board of Directors approved the adoption of an employee stock ownership plan (ESOP). The ESOP covers all eligible employees and contributions are determined by the Board of Directors. The ESOP purchases shares of the Company’s common stock using loan proceeds. As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees. The Company makes cash contributions to the ESOP to meet its obligations. No contributions have been made to the ESOP for the three years ended February 29, 2008. At February 29, 2008, the ESOP owned 404,467 shares of the Company’s common stock at an average price of approximately $3.45 per share. In April, 2008, the Board of Directors approved a resolution to proceed with filing an application to terminate this ESOP.

In January 1991, the Company established a 401(k) profit sharing plan to cover all eligible employees. The Company’s contributions to the plan are discretionary, but may not exceed 1% of compensation. Contributions to the plan for the three years ended February 29, 2008, February 28, 2007 and 2006 were $279,000, $307,000 and $262,000, respectively.

11. Commitments and Contingencies

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

Executive Retirement Plan

On December 1, 2004, the Board of Directors approved the adoption of the Nu Horizons Executive Retirement Plan (the “Retirement Plan”). Pursuant to the terms of the Retirement Plan, the Company will provide an unfunded retirement benefit to certain executive employees of the Company and its subsidiaries upon such executive’s retirement (as defined in the Retirement Plan). At the time the Board of Directors approved the Retirement Plan, they determined that the participation of Mr. Nadata, Chairman of the Board and Chief Executive Officer, and Mr. Schuster, President, each a Founder (as defined in the Retirement Plan), would be contingent upon the execution and delivery by each of them of an amendment to their respective employment agreements, which amendment would provide that a termination of employment other than for death, disability or cause would be a “Retirement” under the Retirement Plan. As a result the “Effective Date” of the Retirement Plan is March 28, 2005, the date of such execution and delivery. Upon his Retirement, each executive will be entitled to receive an annual benefit in an amount determined by the number of years of service the executive has provided to the Company, ranging from a minimum of $310,000 for 20 years of service to a maximum of $393,000 for 25 years of service. The Company has accrued $1,684,000 and $1,200,000 at February 29, 2008 and February 28, 2007, respectively.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies  – (continued)

Leases

In December 1996, the Company leased an approximately 80,000 square foot facility in Melville, Long Island, New York to serve as its executive offices and main distribution center. In mid-1997, the Company moved its executive offices and distribution operation to the facility. The lease term is from December 17, 1996 to December 31, 2008 at an annual base rental of $601,290 and provides for a 4% annual escalation in each of the last ten years of the term. This lease is currently being renegotiated. On November 1, 2006, the Company entered into a new warehouse lease in Southaven, Mississippi for approximately 48,000 square feet. The lease term is from November 1, 2006 to January 31, 2012 at an annual base rent of $205,000. The Company also leases certain other sales offices, warehouses and other properties which leases include various escalation clauses, renewal options, and other provisions. Aggregate minimum rental commitments under non-cancelable operating leases are as follows:

Fiscal 2009	$3,460,000
Fiscal 2010	1,817,000
Fiscal 2011	937,000
Fiscal 2012	713,000
Fiscal 2013	180,000
Thereafter	—

Rent and real estate tax expense was $4,473,000, $3,559,000 and $3,429,000, for the years ended February 29, 2008, February 28, 2007 and 2006, respectively.

Litigation

At times the Company is involved in various lawsuits incidental to its business. At February 29, 2008, management does not believe that any litigation matter is material to its financial statements.

On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud (“Amended Complaint”) was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants. Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action which had been commenced by certain purchasers of Vitesse common stock. In the Amended Complaint, plaintiff alleges that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. As of February 29, 2008, a class has not been certified. The complaint against Nu Horizons was dismissed with prejudice. The plaintiffs have not determined whether they will appeal that ruling. Nu Horizons will vigorously defend any such appeal.

12. Major Suppliers/Customers

Suppliers

For the year ended February 29, 2008, the Company purchased inventory from one supplier that was in excess of 10% of the Company’s total purchases. Purchases from this supplier were approximately $193,584,000, for the fiscal year. 16% of total accounts payable as of February 29, 2008 related to this supplier.

For the year ended February 28, 2007, the Company purchased inventory from three suppliers that was in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Major Suppliers/Customers  – (continued)

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

Customers

For the years ended February 29, 2008, February 28, 2007 and February 28, 2006, no one customer accounted for more than 10% of the Company’s total sales.

13. Business Segment and Geographic Information

The Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

Although the Company’s business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in different geographic areas.

The net book value of long-lived assets, by geographic area, as at the end of the fiscal years are as follows:

	2008	2007	2006
Americas	$3,903,000	$2,721,000	$3,038,000
Europe	187,000	161,000	25,000
Asia/Pacific	439,000	499,000	551,000
	$4,529,000	$3,381,000	$3,614,000

Revenues, by geographic area, for the fiscal years are as follows:

	2008	2007	2006
Americas	$512,749,000	$533,598,000	$392,322,000
Europe	61,489,000	23,510,000	6,425,000
Asia/Pacific	172,932,000	111,483,000	100,768,000
	$747,170,000	$668,591,000	$499,515,000

Total assets, by geographic area, at the end of the fiscal years are as follows:

	2008	2007	2006
		(As Restated)	(As Restated)
Americas	$219,120,000	$187,819,000	$170,911,000
Europe	16,149,000	18,973,000	7,932,000
Asia/Pacific	71,144,000	61,197,000	68,212,000
	$306,413,000	$267,989,000	$247,055,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Selected Quarterly Financial Data (Unaudited)

	Three Month Period Ended
	February 29, 2008	November 30, 2007	August 31, 2007	May 31, 2007
				(As Restated)
Net sales	$193,188,000	$193,066,000	$185,549,000	$175,367,000
Cost of sales	166,348,000	160,885,000	154,109,000	145,429,000
Operating expenses	27,632,000	30,615,000	28,229,000	25,997,000
Interest expense, net	1,214,000	1,160,000	1,042,000	913,000
Provision for income taxes	(2,424,000)	654,000	1,286,000	1,250,000
Minority interest	(6,000)	126,000	102,000	90,000
Net income	$424,000	$(374,000)	$781,000	$1,688,000
Net Income per Common Share
Basic	$.02	$(.02)	$.04	$.09
Diluted	$.02	$(.02)	$.04	$.09
Weighted Average per Common Shares Outstanding
Basic	17,939,325	18,377,582	18,371,908	18,217,603
Diluted	18,231,184	18,377,582	19,237,927	19,046,335

	Three Month Period Ended
	February 28, 2007	November 30, 2006	August 31, 2006	May 31, 2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$155,363,000	$169,982,000	$172,327,000	$170,919,000
Cost of sales	128,517,000	140,626,000	142,885,000	142,238,000
Operating expenses	24,874,000	24,295,000	23,208,000	22,514,000
Interest expense, net	876,000	1,012,000	481,000	901,000
Provision for income taxes	542,000	2,002,000	2,844,000	2,603,000
Minority interest	31,000	114,000	162,000	149,000
Net income	$523,000	$1,933,000	$2,747,000	$2,514,000
Net Income per Common Share
Basic	$.03	$.11	$.16	$.14
Diluted	$.03	$.10	$.15	$.14
Weighted Average per Common Shares Outstanding
Basic	18,158,034	18,059,849	17,697,958	17,596,232
Diluted	18,926,647	19,018,687	18,655,852	18,293,721

Note:	As discussed in Footnote 1, the revenue and cost of sales for quarters ended November 30, 2007 and prior have been reclassified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Nu Horizons Electronics Corp.

We have audited the accompanying consolidated balance sheet of Nu Horizons Electronics Corp. (the “company”) as of February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nu Horizons Electronics Corp. at February 29, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective March 1, 2007, and the company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective March 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nu Horizons Electronics Corp.’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
May 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nu Horizons Electronics Corp.
Melville, New York

We have audited the accompanying consolidated balance sheet of Nu Horizons Electronics Corp. and subsidiaries (the Company) as of February 28, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended February 28, 2007 and 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a) as it relates to the years ended February 28, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nu Horizons Electronics Corp. and subsidiaries as of February 28, 2007, and the results of their operations and their cash flows for the years ended February 28, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) — “Share-Based Payments”, as revised, effective March 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company previously restated its consolidated financial statements for the years ended February 28, 2007 and 2006.

/s/ Lazar Levine & Felix LLP
Certified Public Accountants

New York, New York
May 7, 2007
(November 21, 2007, as to the effects
of the restatement discussed in Note 2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 4, 2008, the Company dismissed Lazar Levine & Felix LLP as the Company’s independent registered public accounting firm and approved the engagement of Ernst & Young LLP as its independent registered public accounting firm for the Registrant’s fiscal year ending February 29, 2008. In connection with the change in accountants, there was no matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

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

Based upon the evaluation that was conducted as of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective as of February 29, 2008.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of February 29, 2008. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management believes that Nu Horizons maintained effective internal control over financial reporting as of February 29, 2008. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Nu Horizons Electronics Corp.

We have audited Nu Horizons Electronics Corp.’s (the “company”) internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nu Horizons Electronics Corp. maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the COSO criteria. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nu Horizons Electronics Corp. as of February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended February 29, 2008 and our report dated May 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
May 12, 2008

Changes in Internal Controls

During the last fiscal quarter, the Company completed the process of integrating DT’s operations, including its inventory management systems, sales order system and other controls.

In fiscal 2008, in order to remediate the material weakness in internal controls over the Company’s accounting for income taxes identified in our prior year Form 10-K/A, the Company engaged an independent registered public accounting firm to prepare its tax returns and review and advise Company personnel on the preparation of the quarterly tax provision in accordance with FASB Statement No. 109 — Accounting for Income Taxes.

Except as previously set forth, there were no changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

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

Item 11. Executive Compensation

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

Page
Reports of Independent Registered Public Accounting Firms	F-24 – F-25
Consolidated Statements of Operations for the three years in the period ended February 29, 2008, and February 28, 2007 and 2006 (as restated)	F-1
Consolidated Balance Sheets as of February 29, 2008 and February 28, 2007 (as restated)	F-2
Consolidated Statements of Changes in Shareholders’ Equity for the three years in the period ended February 29, 2008, February 28, 2007 and 2006 (as restated)	F-3
Consolidated Statements of Cash Flows for the two years in the period ended February 29, 2008, February 28, 2007 (as restated)	F-4
Notes to Consolidated Financial Statements	F-5 – F-23

(a) (2) Schedule II — Valuation and Qualifying Accounts and Reserves	32

(a) (3) See exhibits required — Item (b) below

(b) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).
3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)
4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).
10.1	Agreement between the Company and Trustees relating to the Company’s Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended February 28, 1987).
10.2	1994 Stock Option Plan (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).
10.3	Outside Director Stock Option Plan (Incorporated by Reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).
10.4	Employment and Change of Control Agreements dated September 13, 1996, between Company and Arthur Nadata (Incorporated by Reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).
10.5	Employment and Change of Control Agreements dated September 13, 1996, between Company and Richard Schuster (Incorporated by Reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).
10.6	Form of Indemnity Agreements between the Company and Messrs. Gardner, Nadata, Polimeni, Schuster, Siegel, Novick and Freudenberg (Incorporated by Reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997).
10.7	1998 Stock Option Plan, as amended (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No. 333-82805).
10.8	2000 Stock Option Plan (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No. 333-51188).

Exhibit Number	Description
10.9	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51192).
10.10	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51190).
10.11	Amended and Restated Credit Agreement dated as of January 31, 2007 between the Company and eight banks (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated January 31, 2007).
10.12	2002 Key Employee Stock Incentive Plan (Incorporated by Reference to Exhibit A to the Company’s Proxy Statement filed on September 27, 2005).
10.13	2002 Outside Directors Stock Option Plan (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).
10.14	Nu Horizons Executive Retirement Plan (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated March 28, 2005).
10.15	Amendment to Employment Agreement between the Company and Arthur Nadata dated as of March 28, 2005. (Incorporated by Reference to Exhibit 10.2 to Form 8-K dated March 28, 2005).
10.16	Amendment to Employment Agreement between the Company and Richard Schuster dated as of March 28, 2005. (Incorporated by Reference to Exhibit 10.3 to Form 8-K dated March 28, 2005).
10.17	Employment Agreement between the Company and Kurt Freudenberg dated as of May 25, 2006 (Incorporated by Reference to Exhibit 10.2 to Form 8-K dated May 24, 2006).
10.18	Agreement between the Company and Kurt Freudenberg dated January 3, 2008 (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated January 7, 2008).
10.19	Share Purchase Agreement dated as of August 29, 2006 by and among the Company, Nu Horizons Electronics Europe Limited, Anthony Frere, Geoffrey Rose, David Zelkha and Others (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated August 29, 2006).
10.20	Guaranty dated as of November 20, 2006 by the Company in favor of The Hong Kong and Shanghai Banking Corporation Limited (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated November 20, 2006).
10.21	Compensation of Non-Employee Directors (Incorporated by Reference to Exhibit 10.1 of Form 10-Q dated November 21, 2007).
21.	Nu Horizons Electronics Corp. & Subsidiaries Organizational (Legal Entity) Structure as of February 29, 2008
23.	Consents of Independent Registered Public Accounting Firms
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU HORIZONS ELECTRONICS CORP.
(Registrant)

By:	/s/ Arthur Nadata Arthur Nadata CEO (Principal Operating Officer)
By:	/s/ Kurt Freudenberg Kurt Freudenberg Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity	Date
By: /s/ Arthur Nadata Arthur Nadata	Chairman of the Board, Chief Executive Officer and Director	May 12, 2008
By: /s/ Richard Schuster Richard Schuster	President, Chief Operating Officer, Secretary and Director	May 12, 2008
By:/s/ Kurt Freudenberg Kurt Freudenberg	Executive Vice President, Treasurer, Chief Financial Officer and Director	May 12, 2008
By: /s/ Herbert M. Gardner Herbert M. Gardner	Director	May 12, 2008
By: /s/ Martin Novick Martin Novick	Director	May 12, 2008
By: /s/ Dominic A. Polimeni Dominic A. Polimeni	Director	May 12, 2008
By: /s/ David Siegel David Siegel	Director	May 12, 2008

SCHEDULE II

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

Three Years Ended February 29, 2008

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts – accounts receivable
2008	$4,985,000	—	$716,000	$4,269,000
2007	$4,702,000	$447,000	$164,000	$4,985,000
2006	$4,582,000	—	$(120,000)	$4,702,000

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account deducted in the balance sheet from the asset to which it applies:
Inventory Reserve
2008	$3,690,000	$510,000	$725,000	$3,475,000
2007	$3,880,000	$24,000	$214,000	$3,690,000
2006	$3,471,000	$421,000	$12,000	$3,880,000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-K

For the Fiscal Year Ended February 29, 2008

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTONICS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).
3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988)
4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).
10.1	Agreement between the Company and Trustees relating to the Company’s Employee Stock Ownership Plan (Incorporated by Reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended February 28, 1987).
10.2	1994 Stock Option Plan (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).
10.3	Outside Director Stock Option Plan (Incorporated by Reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).
10.4	Employment and Change of Control Agreements dated September 13, 1996, between Company and Arthur Nadata (Incorporated by Reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).
10.5	Employment and Change of Control Agreements dated September 13, 1996, between Company and Richard Schuster (Incorporated by Reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).
10.6	Form of Indemnity Agreements between the Company and Messrs. Gardner, Nadata, Polimeni, Schuster, Siegel, Novick and Freudenberg (Incorporated by Reference to Exhibit 10.19 to Form 10-Q for the quarter ended May 31, 1997).
10.7	1998 Stock Option Plan, as amended (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No. 333-82805).
10.8	2000 Stock Option Plan (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No. 333-51188).
10.9	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51192).

Exhibit Number	Description
10.10	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51190).
10.11	Amended and Restated Credit Agreement dated as of January 31, 2007 between the Company and eight banks (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated January 31, 2007).
10.12	2002 Key Employee Stock Incentive Plan (Incorporated by Reference to Exhibit A to the Company’s Proxy Statement filed on September 27, 2005).
10.13	2002 Outside Directors Stock Option Plan (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).
10.14	Nu Horizons Executive Retirement Plan (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated March 28, 2005).
10.15	Amendment to Employment Agreement between the Company and Arthur Nadata dated as of March 28, 2005. (Incorporated by Reference to Exhibit 10.2 to Form 8-K dated March 28, 2005).
10.16	Amendment to Employment Agreement between the Company and Richard Schuster dated as of March 28, 2005. (Incorporated by Reference to Exhibit 10.3 to Form 8-K dated March 28, 2005).
10.17	Employment Agreement between the Company and Kurt Freudenberg dated as of May 25, 2006 (Incorporated by Reference to Exhibit 10.2 to Form 8-K dated May 24, 2006).
10.18	Agreement between the Company and Kurt Freudenberg dated January 3, 2008 (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated January 7, 2008).
10.19	Share Purchase Agreement dated as of August 29, 2006 by and among the Company, Nu Horizons Electronics Europe Limited, Anthony Frere, Geoffrey Rose, David Zelkha and Others (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated August 29, 2006).
10.20	Guaranty dated as of November 20, 2006 by the Company in favor of The Hong Kong and Shanghai Banking Corporation Limited (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated November 20, 2006).
10.21	Compensation of Non-Employee Directors (Incorporated by Reference to Exhibit 10.1 of Form 10-Q dated November 21, 2007).
21.	Nu Horizons Electronics Corp. & Subsidiaries Organizational (Legal Entity) Structure as of February 29, 2008
23.	Consents of Independent Registered Public Accounting Firms
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002