Form 10-Q
period 2008-05-31
NU HORIZONS ELECTRONICS CORP
filed 2008-07-09
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

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

Large-accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of July 7, 2008:

Common Stock - Par Value $.0066	18,466,981
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	Page(s)

Item 1.	Financial Statements

	Consolidated Condensed Statements of Operations (unaudited) -
	Three Months Ended May 31, 2008 and 2007 (as restated for 2007)	3.

	Consolidated Condensed Balance Sheets -
	May 31, 2008 (unaudited) and February 29, 2008	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	Three Months Ended May 31, 2008 and 2007 (as restated for 2007)	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-11.

	Report of Independent Registered Public Accounting Firm	12.

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13.-16.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17.

Item 4.	Controls and Procedures	18.

PART II.	OTHER INFORMATION	19.-20.

SIGNATURES		21.

EXHIBIT INDEX		22.

CERTIFICATIONS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31, 2008	May 31, 2007
		(As Restated)

NET SALES	$200,152,000	$175,232,000

COSTS AND EXPENSES:
Cost of sales	169,226,000	145,630,000
Operating expenses	28,147,000	25,661,000
	197,373,000	171,291,000

OPERATING INCOME	2,779,000	3,941,000

OTHER (INCOME) EXPENSE
Interest expense	1,120,000	928,000
Interest income	(188,000)	(15,000)
	932,000	913,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	1,847,000	3,028,000

Provision for income taxes	573,000	1,250,000

INCOME BEFORE MINORITY INTERESTS	1,274,000	1,778,000

Minority interest in earnings of subsidiaries	119,000	90,000

NET INCOME	$1,155,000	$1,688,000

NET INCOME PER COMMON SHARE:

Basic	$.06	$.09

Diluted	$.06	$.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,971,317	18,217,603
Diluted	18,211,529	19,046,335

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2008	February 29, 2008
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$10,324,000	$3,886,000
Accounts receivable - net of allowance for doubtful accounts of $4,352,000 and $4,267,000 as of May 31, 2008 and February 29, 2008, respectively	153,068,000	150,270,000
Inventories	132,160,000	122,761,000
Deferred tax asset	3,135,000	3,135,000
Prepaid expenses and other current assets	4,607,000	4,306,000
TOTAL CURRENT ASSETS	303,294,000	284,358,000

PROPERTY, PLANT AND EQUIPMENT - NET	4,619,000	4,529,000

OTHER ASSETS:
Cost in excess of net assets acquired	9,925,000	9,925,000
Intangibles - net	2,449,000	2,500,000
Other assets	4,855,000	5,101,000

TOTAL ASSETS	$325,142,000	$306,413,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$77,762,000	$67,306,000
Accrued expenses	9,674,000	8,615,000
Due to seller	3,245,000	3,245,000
Bank credit line	4,595,000	603,000
Income taxes payable	-	133,000
TOTAL CURRENT LIABILITIES	95,276,000	79,902,000

LONG TERM LIABILITIES
Revolving credit line	70,500,000	69,300,000
Executive retirement plan	1,863,000	1,684,000
Deferred tax liability	2,107,000	2,072,000
TOTAL LONG TERM LIABILITIES	74,470,000	73,056,000

MINORITY INTEREST IN SUBSIDIARIES	2,381,000	2,261,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding		-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,468,244 and 18,392,457 shares issued and outstanding as of May 31, 2008 and February 29, 2008, respectively	122,000	121,000
Additional paid-in capital	55,618,000	54,979,000
Retained earnings	97,775,000	96,621,000
Other accumulated comprehensive (loss) income	(500,000)	(527,000)
TOTAL SHAREHOLDERS’ EQUITY	153,015,000	151,194,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$325,142,000	$306,413,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31, 2008	May 31, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$197,288,000	$183,274,000
Cash paid to suppliers and employees	(194,299,000)	(202,796,000)
Interest received	188,000	15,000
Interest paid	(1,050,000)	(704,000)
Income taxes paid	(789,000)	(1,446,000)
Net cash provided (used) by operating activities	1,338,000	(21,657,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(474,000)	-
Acquisition payments	-	(1,847,000)
Net cash used by investing activities	(474,000)	(1,847,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines	80,047,000	79,736,000
Repayments under revolving credit lines	(74,855,000)	(57,170,000)
Proceeds from exercise of stock options	355,000	20,000
Net cash provided by financing activities	5,547,000	22,586,000

EFFECT OF EXCHANGE RATE CHANGE	27,000	(42,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,438,000	(960,000)

Cash and cash equivalents, beginning of year	3,886,000	4,747,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,324,000	$3,787,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

NET INCOME	$1,155,000	$1,688,000
Adjustments:
Depreciation and amortization	435,000	371,000
Provision for bad debts	66,000	-
Deferred income tax	35,000	53,000
Increase in minority interest	119,000	90,000
Stock based compensation	284,000	272,000
Changes in assets and liabilities:
Accounts receivable	(2,864,000)	(9,053,000)
Inventories	(9,399,000)	(14,761,000)
Prepaid expenses and other current assets	(301,000)	582,000
Other assets	387,000	(796,000)
Accounts payable and accrued expenses	12,210,000	(1,563,000)
Income taxes payable	(789,000)	1,460,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$1,338,000	$(21,657,000)

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly owned subsidiaries NIC Components Corp. ("NIC"), NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Nu Horizons Electronics Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited ("Titan"), Nu Horizons Electronics (Shanghai) Co. Ltd., Nu Horizons Electronics Asia Pte Ltd. Korea, Dacom Süd Electronic GmbH, Razor Electronics Inc. and Nu Exchange B2B, Inc. and its majority-owned subsidiaries, NIC Components Asia PTE LTD ("NIA") and NIC Components Europe Limited ("NIE"), contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2008 and February 29, 2008 and the results of its operations and cash flows for the three month periods ended May 31, 2008 and 2007. All references to the "Company", "we", "us" and "our" refer to Nu Horizons Electronics Corp. and its subsidiaries, unless the context indicates otherwise.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 29, 2008, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three month period ended May 31, 2008 are not necessarily indicative of the results to be expected for the full year.

B.	Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns in accordance with EITF 01-09, "Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

The Company has reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services. In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent," the Company has revised its revenue presentation to net as an agent and therefore reduced sales and cost of sales in the first quarter of fiscal year 2008 by $17,361,000. Titan revenue is now reported in sales as a fee for services for all periods presented. There was no change to net income resulting from this change in classification.

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

2.	RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

November 21, 2007, we completed the restatement of our financial statements by filing our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2007 and Form 10-Q/A for the three months ended May 31, 2007.

The following table summarizes the impact of the restatement discussed above on the previously issued Interim Consolidated Condensed Financial Statements as of May 31, 2007 and for the three months ended May 31, 2007:

	For the Three Months Ended May 31, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Provision for income taxes	$1,124,000	$126,000	$1,250,000
Net income	1,814,000	(126,000)	1,688,000
Net income per common share:
Basic	$.10	$(.01)	$.09
Diluted	$.10	$(.01)	$.09

	For the Three Months Ended May 31, 2007
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net income	$1,814,000	$(126,000)	$1,688,000
Income taxes payable	1,334,000	126,000	1,460,000

3.	NEW ACCOUNTING STANDARDS:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in a parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the statement of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. Effective March 1, 2008, the Company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

4.	ACQUISITIONS:

On August 29, 2006, the Company acquired the outstanding shares of DT Electronics ("DT"), an entity engaged in the electronic components distribution business in the United Kingdom. This acquisition enabled us to expand our presence in Europe. The operating results of DT are reflected in the accompanying financial statements since the date of acquisition.

The transaction provides for potential additional payments to the sellers ("Earnout") in three installments through 2009 from a guaranteed minimum of £850,000 (approximately $1,611,000) to a maximum of £2,549,000 (approximately $4,989,000), which amounts are calculated using current exchange rates. Payments of any amounts above the minimum were contingent upon the attainment of certain earnings milestones by DT during the three year period. The Company will pay the maximum Earnout since DT has achieved the earnings milestones established by the agreement. The Company has accrued $3,245,000 at May 31, 2008 for the unpaid Earnout, which is included in current liabilities.

5.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	May 31, 2008	February 29, 2008

Furniture, fixtures and office equipment	$11,072,000	$10,685,000
Computer equipment	9,309,000	9,222,000
Leasehold improvements	1,255,000	1,255,000
	21,636,000	21,162,000
Less: Accumulated depreciation and amortization	17,017,000	16,633,000
	$4,619,000	$4,529,000

Depreciation expense for the three-month periods ended May 31, 2008 and 2007 aggregated $384,000 and $371,000, respectively.

6.	EXTERNAL FINANCING:

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks (the "Lenders"), which currently provides for maximum borrowings of $150,000,000 (as amended to date, the "Revolving Credit Line"). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $65,500,000 at May 31, 2008 and $64,300,000 at February 29, 2008. LIBOR rates ranged from 3.9% to 4.4% at May 31, 2008. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants under the Revolving Credit Line.

The Company also has a receivables financing agreement with a bank in England (the "Bank Credit Line"), which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) with interest at the bank's base rate plus 1.65% (7.15% at May 31, 2008). Borrowings under the Bank Credit Line were £2,339,000 ($4,595,000) at May 31, 2008.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5%. As part of this agreement, the Company must maintain a compensating balance of $2,250,000, which amount is included in other assets. At May 31, 2008, there is $5,000,000 outstanding under the Singapore credit line.

7.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	May 31, 2008	February 29, 2008

Commissions	$1,590,000	$2,131,000
GST	1,061,000	860,000
Payroll and related benefits	927,000	351,000
Sales returns	838,000	891,000
Professional fees	772,000	670,000
Deferred rent	276,000	347,000
Executive bonuses	207,000	323,000
Other miscellaneous expenses	4,003,000	3,042,000
Total	$9,674,000	$8,615,000

8.	NET INCOME PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Such securities shown below, presented on a common share equivalent basis, have been included in the per share computations:

	For the Three Months Ended
	May 31, 2008	May 31, 2007
		(As Restated)
NUMERATOR:
Net income	$1,155,000	$1,688,000

DENOMINATOR
Basic earnings per common share - weighted-average number of common shares outstanding	17,971,317	18,217,603
Effect of dilutive stock options and restricted stock	240,212	828,732
Diluted earnings per common share - adjusted weighted-average number of common shares outstanding	18,211,529	19,046,335

The above calculation for the three months ended May 31, 2008 and May 31, 2007 excludes 1,414,250 and 165,750 options, respectively, as their effect was antidilutive.

9.	STOCK BASED COMPENSATION:

The Company follows the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which established the accounting for share-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9.	STOCK BASED COMPENSATION (Continued):

The following information relates to the stock option activity for the three months ended May 31, 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2008	2,159,818	$6.90
Granted	0	$-
Exercised	(90,794)	$3.89
Forfeited	0	$-

Outstanding at May 31, 2008	2,069,024	$7.03	3.6 years	$1,169,594
Exercisable at May 31, 2008	2,009,024	$6.94	3.4 years	$1,169,594

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended May 31, 2008 and 2007 was $502,000 and $25,000, respectively.

Cash received from option exercises during the three months ended May 31, 2008 and 2007 was $355,000 and $20,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee may grant shares of restricted stock. Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement. Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period. For the three-month periods ended May 31, 2008 and 2007, the Company recorded compensation expense aggregating $197,000 and $138,000, respectively, relating to the issuance of restricted stock.

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the three months ended May 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2008	453,284	$10.63
Granted	-	-
Vested	48,515	10.26
Forfeited	2,286	11.56
Non-vested shares at May 31, 2008	402,483	10.67

As of May 31, 2008, there was total unrecognized compensation cost of $4,391,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of three years.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

10.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

For the three months ended May 31, 2008 and 2007, approximately 65% and 75%, respectively, of the Company’s business was conducted in North America, while the remaining operations are conducted overseas through foreign subsidiaries.

The following table presents revenue by geographic area:

	May 31, 2008	May 31, 2007

North America	$130,357,000	$131,710,000
Europe	16,848,000	11,094,000
Asia/Pacific	52,947,000	32,428,000
	$200,152,000	$175,232,000

Total assets, by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2008	May 31, 2007
		(As Restated)
North America	$232,938,000	$181,308,000
Europe	21,394,000	35,486,000
Asia/Pacific	70,810,000	75,229,000
	$325,142,000	$292,023,000

Long lived assets (net), by geographic area, as of the first quarter ended in each of our last two fiscal years are as follows:

	May 31, 2008	May 31, 2007
		(As Restated)
North America	$3,991,000	$4,178,000
Europe	206,000	60,000
Asia/Pacific	422,000	619,000
	$4,619,000	$4,857,000

11.	COMPREHENSIVE INCOME:

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. Our comprehensive income primarily includes net income and foreign currency translation adjustments. Comprehensive income for the three months ended May 31, 2008 and 2007, is as follows:

	For the Three Months Ended
	May 31, 2008	May 31, 2007
		(As Restated)
Net income	$1,155,000	$1,688,000
Other comprehensive income (loss)	27,000	(42,000)
Total comprehensive income	$1,182,000	$1,646,000

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Nu Horizons Electronics Corp.

We have reviewed the consolidated condensed balance sheet of Nu Horizons Electronics Corp. and subsidiaries (the Company) as of May 31, 2008, and the related consolidated condensed statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management. The condensed consolidated statements of operations and cash flows of Nu Horizons Electronics Corp. for the three-month period ended May 31, 2007 were reviewed by other accountants whose report dated July 3, 2007 (November 21, 2007, as to the restatement discussed in Note 2 and the subsequent events discussed in Note 10) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Nu Horizons Electronics Corp. as of February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 12, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company's adoption of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," effective March 1, 2007, and the Company's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as Revised, effective March 1, 2006. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of February 29, 2008 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP
Melville, New York
July 9, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Report, "we," "us," "our," "Nu Horizons" or "the Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, and in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three month periods ended May 31, 2008 and 2007, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 29, 2008.

Overview:
Nu Horizons Electronics Corp. and its wholly-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, and majority-owned subsidiaries NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors, inductors and circuit protection components. NIC, NIA and NIE are a prime source of qualified products by over 9,000 OEMs in the United States. In addition, the Company distributes IBM and Sun Microsystems boards, servers, storage and software to OEMs (referred to herein as "Systems").

In recent years, there has been a shift in production to Asia due to lower cost. The Company recognized the industry shift to overseas production and the need to serve its suppliers on a global basis. As a result, the Company adopted a strategy of expanding its Asian and European operations by investing in human resources and expanding its sales force and engineering personnel. In prior years, we invested in Asia and currently we are staffed with 204 employees in 19 offices, with a warehouse in Singapore and Hong Kong. Sales in Asia for the quarter ended May 31, 2008 are 63% higher than the same period of the prior fiscal year. In fiscal 2007, we continued our growth strategy of expanding our European presence by acquiring DT Electronics Limited on August 29, 2006, with 37 employees and a warehouse in Coventry, England. Sales in the United Kingdom have increased 31% over the prior year quarter. In fiscal 2008, we opened our first office in Munich, Germany and on June 6, 2007, the Company acquired Dacom Süd Electronics Vertriebs GmbH ("Dacom"), a franchised electronics component distributor, based in Munich, Germany. Our Germany operations are currently considered a "start-up" investment and are not expected to attain profitable operations until fiscal 2010.

During fiscal 2008, we restructured our Systems business by focusing the business on higher margin value-added engagements with mid-tier customers and creating a new selling organization. System sales for the quarter ended May 31, 2008 have increased 8.5% over the same period of the prior year. System gross profit increased to 11.1% from 7.8% for the respective periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued):

The Company is continuing to cooperate with the inquiry by the Securities and Exchange Commission ("SEC") and to conduct its own related internal investigation under the direction of the Audit Committee in the action captioned "In the Matter of Vitesse Semiconductor Corp." (referred to herein as the "Vitesse Matter"). The cost of such cooperation and investigation has required the Company to incur significant expenses for professional fees and related expenses. Approximately $970,000 and $302,000 was incurred for professional fees for the first quarter of fiscal years 2009 and 2008, respectively. Cumulatively, $3,400,000 of expense for professional fees has been incurred to date since fiscal 2008 related to the Vitesse Matter. Management is presently unable to determine the duration of the SEC inquiry and the Company's related internal investigation and, consequently, the total costs that will be incurred by the Company. Nevertheless, management expects that the Company will continue to incur costs at levels comparable to fiscal 2008 through the second quarter of fiscal 2009.

The tables below provide a quarter-over-quarter summary of sales for the Company:

Quarterly Analysis of Sales

	Quarters Ended May 31,				Percentage Change
	2008	% of Total	2007	% of Total	2008 to 2007

Sales by Type:
Electronic Components	$185,922,000	93%	$162,114,000	93%	15%
Systems	14,230,000	7%	13,118,000	7%	8%
	$200,152,000	100%	$175,232,000	100%	14%

The following table sets forth for the quarter ended May 31, 2008 and 2007, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended May 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	84.5	83.1
Gross profit	15.5	16.9
Operating expenses	14.1	14.6
Interest expense	.6	.5
Interest (income)	(.1)	-
Income before taxes and minority interest	.9	1.7
Income tax provision	.3	.7
Minority interests	.1	.1
Net income	.6	1.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Three Months Ended May 31, 2008 compared to Three Months Ended May 31, 2007

Sales for the three month period ended May 31, 2008 were $200,152,000 as compared to $175,232,000 for the comparable period of the prior year, an increase of $24,920,000 or 14%.

Sales of electronic components, excluding Systems, for the three month period ended May 31, 2008 were $185,922,000 as compared to $162,114,000 for the comparable period of the prior year, an increase of approximately $23,808,000 or 15%. Management believes that this sales increase is primarily due to increased market share in Asia/Pacific and Europe and the expansion of its line card and customer base. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that the industry growth rate in the near term will likely be in the low single digits. System sales for the quarter ended May 31, 2008 were $14,230,000, compared to $13,118,000 in 2007, an increase of 8.5%.

The gross profit margin for the first quarter of fiscal 2009 was 15.5% as compared to 16.9% in the prior year. The decline in gross margin experienced in the quarter resulted primarily from lower supplier discounts, as well as increased freight cost, product mix and lower margins associated with increased order size, in conjunction with increased sales in the Asia/Pacific market which requires lower selling prices to secure high volume business from large Asian contract manufacturers.

As a percentage of sales, operating expenses decreased to 14.1% from 14.6% in the comparable period of the prior year. Operating expenses increased $2,486,000 or 10% over the prior period due to: (i) $1,216,000 increase in professional fees related primarily to the Vitesse Matter and increased audit fees, (ii) $431,000 of increased personnel costs including salary, commission, travel and fringe benefits related to new hires, principally for our start-up in Germany, and (iii) $839,000 increase in other selling and general and administrative expenses.

Interest expense increased to $1,120,000 for the three months ended May 31, 2008 from $928,000 for the prior period. This increase in interest expense resulted from larger bank borrowing balances incurred to support increases in both accounts receivable and inventories resulting from higher sales.

The consolidated effective tax rate for the three months ended May 31, 2008 is 31.0% as compared to 41.3% for the three months ended May 31, 2007. The consolidated effective rate was higher in the prior year quarter and fiscal 2008 due to the penalties and interest associated with the correction of errors in our United States Federal and State tax returns discussed in Note 2 of the financial statements contained in Item 1 herein. The fiscal 2009 consolidated effective tax rate is lower than United States statutory rates due primarily to lower foreign income tax rates resulting from the election to permanently reinvest foreign income in the operations in foreign countries.

Net income for the three month period ended May 31, 2008 was $1,155,000 or $.06 per basic and diluted share as compared to a net income of $1,688,000 or $.09 per basic and diluted share for the three month period ended May 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company's current ratio was 3.2:1 at May 31, 2008 and 3.6:1 at February 29, 2008. Working capital increased to $208,018,000 at May 31, 2008 from $204,456,000 at February 29, 2008.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement, as amended, with eight banks, which currently provides for maximum borrowings of $150,000,000 (the "Revolving Credit Line"). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month end. Based on the asset based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 150 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $65,500,000 at May 31, 2008 and $64,300,000 at February 29, 2008. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants.

The Company also has a receivable financing agreement (the "Bank Credit Line") with a bank in England which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) which bear interest at the bank's base rate plus 1.65%. The interest rate at May 31, 2008 was 7.15%. The Company owed $4,595,000 and $603,000 at May 31, 2008 and February 29, 2008, respectively.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations. Borrowings under the agreement utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore credit line bear interest at SIBOR plus 1.5 percent. Direct borrowings under the Singapore Credit Line were $5,000,000 at May 31, 2008 and February 29, 2008.

At May 31, 2008, the Company had approximately $58,000,000 in the aggregate available under all of its bank credit facilities.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned agreements will be sufficient to meet its financing requirements for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of May 31, 2008, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates:

There have been no changes in our critical accounting policies from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended February 29, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facilities bear interest based on interest rates tied to the prime lending rate, LIBOR or SIBOR rate, any of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $196,000 for the three-month period ended May 31, 2008. As a borrower, the Company is subject to the risk associated with fluctuating interest rates and therefore, could incur increased interest expense.

The Company has several foreign subsidiaries in Asia, the United Kingdom, Germany and Canada. The Company does business in more than one dozen countries and for the three months ended May 31, 2008 generated approximately 35% of its revenue from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $92,204,000 and $110,715,000 at May 31, 2008 and 2007, respectively, translated into U.S. dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have an impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter ended May 31, 2008. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and CFO concluded that as of May 31, 2008 our disclosure controls and procedures were effective in ensuring that the information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
None.

ITEM 1A.	Risk Factors.
There have not been any material changes to the Company’s risk factors as discussed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
None.

ITEM 5.	Other Information.
Item 1.01 Entry Into Material Definitive Agreement

On July 8, 2008, the Company entered into new Indemnification Agreements with each of its directors (namely Messrs. Freudenberg, Gardner, Nadata, Novick, Polimeni, Schuster and Siegel, each an “Indemnitee”). The Indemnification Agreements supersede the existing, previously-disclosed indemnification agreements between the Company and each of its directors and are intended to supplement certain of the provisions of the existing agreements.

Pursuant to the Indemnification Agreements, the Company has agreed to provide indemnification to each Indemnitee if, by reason of his status with the Company, he is, or is threatened to be made, a party to or otherwise involved in any threatened, pending or completed civil, criminal, administrative or investigative proceeding, including a proceeding by or in the right of the Company. The Indemnification Agreements provide for the advancement of expenses to the Indemnitee, subject to his delivery of an undertaking to repay any expenses advanced if and to the extent it is ultimately determined that he is not entitled to be indemnified against such expenses.

Each of the Indemnitees serves as a director of the Company. In addition, each of Messrs. Freudenberg, Nadata and Schuster serve as officers of the Company and its subsidiaries. The Company is a party to agreements with each of Messrs. Nadata, Schuster and Freudenberg which govern certain terms of their respective employment relationships.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988).

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

10.1	Form of Indemnification Agreement between the Company and each of Messrs. Freudenberg, Gardner, Nadata, Novick, Polimeni, Schuster and Siegel dated July 8, 2008.

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: July 9, 2008	/s/ Arthur Nadata
Arthur Nadata
Chairman and Chief Executive Officer

Date: July 9, 2008	/s/ Kurt Freudenberg
Kurt Freudenberg
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988).

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

10.1	Form of Indemnification Agreement between the Company and each of Messrs. Freudenberg, Gardner, Nadata, Novick, Polimeni, Schuster and Siegel dated July 8, 2008.

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Included herewith.