Form 10-Q
period 2008-08-31
NU HORIZONS ELECTRONICS CORP
filed 2008-10-09
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of registrant’s common stock, as of October 3, 2008:

Common Stock – Par Value $.0066	18,592,450
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Operations (unaudited) - Three and Six Months Ended August 31, 2008 and 2007	3.

	Consolidated Condensed Balance Sheets - August 31, 2008 (unaudited) and February 29, 2008	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Six Months Ended August 31, 2008 and 2007	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-12.

	Report of Independent Registered Public Accounting Firm	13.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14.-18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19.

Item 4.	Controls and Procedures	20.

PART II.	OTHER INFORMATION	21.-22.

SIGNATURES		23.

EXHIBIT INDEX		24.

CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

NET SALES	$211,813,000	$185,369,000	$411,965,000	$360,601,000

COSTS AND EXPENSES:
Cost of sales	180,969,000	154,272,000	350,195,000	299,902,000
Operating expenses	29,277,000	27,884,000	57,424,000	53,545,000
	210,246,000	182,156,000	407,619,000	353,447,000

OPERATING INCOME	1,567,000	3,213,000	4,346,000	7,154,000

OTHER (INCOME) EXPENSE
Interest expense	882,000	1,047,000	1,816,000	1,975,000
Interest income	(2,000)	(5,000)	(4,000)	(20,000)
	880,000	1,042,000	1,812,000	1,955,000

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS	687,000	2,171,000	2,534,000	5,199,000

Provision for income taxes	403,000	1,286,000	976,000	2,536,000

INCOME BEFORE MINORITY INTERESTS	284,000	885,000	1,558,000	2,663,000

Minority interest in earnings of subsidiaries	92,000	102,000	211,000	192,000

NET INCOME	$192,000	$783,000	$1,347,000	$2,471,000

NET INCOME PER COMMON SHARE:

Basic	$.01	$.04	$.07	$.14

Diluted	$.01	$.04	$.07	$.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,066,923	18,371,908	18,019,381	18,295,096
Diluted	18,206,320	19,237,927	18,246,377	19,130,479

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2008	February 29, 2008
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$9,038,000	$3,886,000
Accounts receivable - net of allowance for doubtful accounts of $4,049,000 and $4,269,000 as of August 31, 2008 and February 29, 2008, respectively	143,582,000	150,270,000
Inventories	136,314,000	122,761,000
Deferred tax asset	3,135,000	3,135,000
Prepaid expenses and other current assets	5,272,000	4,306,000
TOTAL CURRENT ASSETS	297,341,000	284,358,000

PROPERTY, PLANT AND EQUIPMENT – NET	5,016,000	4,529,000

OTHER ASSETS:
Cost in excess of net assets acquired	10,090,000	9,925,000
Intangibles – net	2,398,000	2,500,000
Other assets	5,111,000	5,101,000

TOTAL ASSETS	$319,956,000	$306,413,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$79,992,000	$67,306,000
Accrued expenses	9,389,000	8,615,000
Due to seller	-	3,245,000
Bank credit line	3,920,000	603,000
Income taxes payable	-	133,000
TOTAL CURRENT LIABILITIES	93,301,000	79,902,000

LONG TERM LIABILITIES
Revolving credit lines	66,200,000	69,300,000
Executive retirement plan	2,042,000	1,684,000
Deferred tax liability	2,094,000	2,072,000
TOTAL LONG TERM LIABILITIES	70,336,000	73,056,000

MINORITY INTEREST IN SUBSIDIARIES	2,473,000	2,261,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,589,450 and 18,392,457 shares issued and outstanding as of August 31, 2008 and February 29, 2008, respectively	122,000	121,000
Additional paid-in capital	55,906,000	54,979,000
Retained earnings	97,968,000	96,621,000
Other accumulated comprehensive (loss)	(150,000)	(527,000)
TOTAL SHAREHOLDERS’ EQUITY	153,846,000	151,194,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$319,956,000	$306,413,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	August 31, 2008	August 31, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$419,128,000	$379,397,000
Cash paid to suppliers and employees	(406,649,000)	(398,053,000)
Interest received	4,000	20,000
Interest paid	(1,785,000)	(1,990,000)
Income taxes paid	(1,822,000)	(2,701,000)
Net cash provided (used) by operating activities	8,876,000	(23,327,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,264,000)	(2,316,000)
Acquisition payment	(3,410,000)	(2,593,000)
Net cash used by investing activities	(4,674,000)	(4,909,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines	184,539,000	148,810,000
Repayments under revolving credit lines	(184,322,000)	(124,433,000)
Proceeds from exercise of stock options	356,000	125,000
Net cash provided by financing activities	573,000	24,502,000

EFFECT OF EXCHANGE RATE CHANGE	377,000	(8,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,152,000	(3,742,000)

Cash and cash equivalents, beginning of year	3,886,000	4,747,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,038,000	$1,005,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

NET INCOME	$1,347,000	$2,471,000
Adjustments:
Depreciation and amortization	879,000	878,000
Recovery of bad debts	(475,000)	-
Deferred income tax	22,000	72,000
Increase in minority interest	211,000	192,000
Stock based compensation	572,000	592,000
Changes in assets and liabilities:
Accounts receivable	7,163,000	(16,506,000)
Inventories	(13,553,000)	(11,362,000)
Prepaid expenses and other current assets	(966,000)	491,000
Other assets	(146,000)	(1,035,000)
Accounts payable and accrued expenses	15,645,000	3,455,000
Due to seller	-	(3,378.000)
Income taxes	(1,823,000)	803,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$8,876,000	$(23,327,000)

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly-owned subsidiaries NIC Components Corp. ("NIC"), NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Nu Horizons Electronics Limited, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited ("Titan"), Nu Horizons Electronics (Shanghai) Co. Ltd., Nu Horizons Electronics Asia Pte Ltd. Korea, Nu Horizons Electronics GmbH, Razor Electronics Inc. and Nu Exchange B2B, Inc. and its majority-owned subsidiaries, NIC Components Asia PTE LTD ("NIA") and NIC Components Europe Limited ("NIE"), contain all adjustments necessary to present fairly the Company’s financial position as of August 31, 2008 and February 29, 2008 and the results of its operations for the three- and six-month periods ended August 31, 2008 and 2007, and its cash flows for the six-month periods ended August 31, 2008 and 2007. All references to the "Company", "we", "us" and "our" refer to Nu Horizons Electronics Corp. and its subsidiaries, unless the context indicates otherwise.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 29, 2008. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three- and six-month periods ended August 31, 2008 are not necessarily indicative of the results to be expected for the full year.

B.	Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns in accordance with EITF 01-09, "Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

The Company has reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services. In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent," the Company has revised its revenue presentation to net as an agent and therefore reduced sales and cost of sales for the three- and six-month periods ended August 31, 2007 by $18,378,000 and $35,739,000 respectively. Titan revenue is now reported in sales as a fee for services for all periods presented. There was no change to net income resulting from this change in classification.

2.	NEW ACCOUNTING STANDARDS:

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF -3-6-1). FSP EITF – 3-6-1 was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in FSP EITF – 3-6-1 applies to the calculation of Earnings Per Share ("EPS") under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF – 3-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF – 3-6-1. The Company does not expect FSP EITF – 3-6-1 to have a significant impact on its consolidated financial statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162"). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). Statement No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of Statement No. 162 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transaction costs be expensed as incurred. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company will adopt Statement No. 141(R) in the first quarter of fiscal 2010 but it is not expected to materially impact the Company’s consolidated financial position or results or operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in the parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the statement of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. Effective March 1, 2008, the Company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position or results of operations.

3.	ACQUISITIONS:

On August 29, 2006, the Company acquired the outstanding shares of DT Electronics ("DT"), an entity engaged in the electronic components distribution business in the United Kingdom. This acquisition enabled us to expand our presence in Europe. The operating results of DT are reflected in the accompanying financial statements since the date of acquisition.

The transaction provides for potential additional payments to the sellers ("Earnout") in three installments through 2009 from a guaranteed minimum of £850,000 (approximately $1,744,000) to a maximum of £2,549,000 (approximately $5,154,000), which amounts are calculated using current exchange rates. Payments of any amounts above the minimum were contingent upon the attainment of certain earnings milestones by DT during the three-year period. In August 2008, the Company made its final payment to the sellers for $3,410,000, representing the maximum Earnout since DT had achieved the earnings milestones established by the agreement. The final payment in US dollars using current exchange rates increased the total purchase price of DT from $11,087,000 to $11,252,000, resulting in an increase of $165,000 to the cost in excess of net assets acquired.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Subsequent to August 31, 2008, the Company acquired C-88 AS, a franchised distributor of electronic components based in Hoersholm, Denmark (Note 11).

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	August 31, 2008	February 29, 2008

Furniture, fixtures and office equipment	$11,735,000	$10,685,000
Computer equipment	9,390,000	9,222,000
Leasehold improvements	1,255,000	1,255,000
	22,380,000	21,162,000
Less: Accumulated depreciation and amortization	17,364,000	16,633,000
	$5,016,000	$4,529,000

Depreciation expense for the three months ended August 31, 2008 and 2007 was $406,000 and $397,000, respectively. Depreciation expense for the six months ended August 31, 2008 and 2007 aggregated $731,000 and $823,000, respectively.

5.	DEBT:

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks (the "Lenders"), which currently provides for maximum borrowings of $150,000,000 (as amended to date, the "Revolving Credit Line"). The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points at the option of the Company, through September 30, 2011, the due date of the loan (LIBOR 3.96% at August 31, 2008). Direct borrowings under the Revolving Credit Line were $61,200,000 at August 31, 2008 and $64,300,000 at February 29, 2008. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants under the Revolving Credit Line. On August 29, 2008, the Company entered into an amendment to the Revolving Credit Line which increased the interest rate on borrowings by 25 basis points to LIBOR plus 175 basis points and increased the commitment fee by 5 basis points.

The Company also has a receivables financing agreement with a bank in England (the "Bank Credit Line"), which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) with interest at the bank's base rate plus 1.65% (6.65% at August 31, 2008). Borrowings under the Bank Credit Line were £2,109,000 ($3,920,000) at August 31, 2008. The Bank Credit Line renews annually in July.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line"). Borrowings under the Singapore Credit Line utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5% (4.31% at August 31, 2008). As part of this agreement, the Company must maintain a compensating balance of $2,250,000, which amount is included in other assets. At August 31, 2008, there was $5,000,000 outstanding under the Singapore Credit Line.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	August 31, 2008	February 29, 2008

Commissions	$2,030,000	$2,131,000
Goods and services tax	912,000	860,000
Payroll and related benefits	787,000	351,000
Sales returns	864,000	891,000
Professional fees	666,000	670,000
Deferred rent	206,000	347,000
Executive bonuses	227,000	323,000
Other	3,697,000	3,042,000
Total	$9,389,000	$8,615,000

7.	NET INCOME PER SHARE:

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

	For the Three Months Ended		For the Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

NUMERATOR:
Net income	$192,000	$783,000	$1,347,000	$2,471,000

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	18,066,923	18,371,908	18,019,381	18,295,096
Effect of dilutive stock options and restricted shares	139,397	866,019	226,996	835,383
Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,206,320	19,237,927	18,246,377	19,130,479

The above calculation for the three and six months ended August 31, 2008 and August 31, 2007 excludes 1,414,250 and 165,750 options, respectively, as their effect was antidilutive.

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

The following information relates to the stock option activity for the six months ended August 31, 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2008	2,159,818	$6.90
Granted	85,000	$4.69
Exercised	(91,582)	$3.88
Forfeited	(4,013)	$3.17
Outstanding at August 31, 2008	2,149,223	$6.95	3.6 years	$556,433
Exercisable at August 31, 2008	2,044,223	$6.95	3.3 years	$548,633

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended August 31, 2008 and 2007 was $506,000 and $132,000, respectively.

Cash received from option exercises during the six months ended August 31, 2008 and 2007 was $356,000 and $125,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee of the Company's board of directors may grant shares of restricted stock. Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement. Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period. For the six-month periods ended August 31, 2008 and 2007, the Company recorded compensation expense aggregating $391,000 and $332,000, respectively, relating to the issuance of restricted stock.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the six months ended August 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2008	453,284	$10.63
Granted	133,500	$4.80
Vested	(51,014)	$10.18
Forfeited	(14,004)	$10.28
Non-vested shares at August 31, 2008	521,766	$9.19

As of August 31, 2008, there was total unrecognized compensation cost of $4,299,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 3.5 years.

9.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

For the six months ended August 31, 2008 and 2007, approximately 65% and 72%, respectively, of the Company’s business was conducted in the Americas, while the remaining operations were conducted overseas through foreign subsidiaries.

The following table presents sales by geographic area:

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

Americas	$138,927,000	$128,891,000	$269,284,000	$260,601,000
Europe	16,501,000	16,457,000	33,349,000	27,551,000
Asia/Pacific	56,385,000	40,021,000	109,332,000	72,449,000
	$211,813,000	$185,369,000	$411,965,000	$360,601,000

Total assets, by geographic area, as of August 31, 2008 and February 29, 2008 are as follows:

	August 31, 2008	February 29, 2008

Americas	$226,716,000	$219,120,000
Europe	19,710,000	16,149,000
Asia/Pacific	73,530,000	71,144,000
	$319,956,000	$306,413,000

Long lived assets (net), by geographic area, as of August 31, 2008 and February 29, 2008 are as follows:

	August 31, 2008	February 29, 2008

Americas	$4,275,000	$3,903,000
Europe	363,000	187,000
Asia/Pacific	378,000	439,000
	$5,016,000	$4,529,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

10.	COMPREHENSIVE INCOME:

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. Our comprehensive income primarily includes net income and foreign currency translation adjustments. Comprehensive income for the three and six months ended August 31, 2008 and 2007 is as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

Net income	$192,000	$783,000	$1,347,000	$2,471,000
Other comprehensive income (loss)	350,000	34,000	377,000	(8,000)
Total comprehensive income	$542,000	$817,000	$1,724,000	$2,463,000

11.	SUBSEQUENT EVENTS:

Acquisition:

On September 9, 2008, the Company acquired C-88 AS, a franchised distributor of electronic components based in Hoersholm, Denmark.

Pursuant to the terms of the purchase agreement, Nu Horizons paid $3,500,000 in cash. The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 AS during the three-year period ending August 31, 2011.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Nu Horizons Electronics Corp.

We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. (the "Company") as of August 31, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2008 and the condensed consolidated statement of cash flows for the six-month period ended August 31, 2008. These financial statements are the responsibility of the Company’s management. The condensed consolidated statements of operations and cash flows of Nu Horizons Electronics Corp. for the three-month and six-month periods ended August 31, 2007 were reviewed by other accountants whose report (dated November 21, 2007) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nu Horizons Electronics Corp. as of February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 12, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company's adoption of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109," effective March 1, 2007, and the Company's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as Revised, effective March 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 29, 2008 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP
Melville, New York
October 8, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, "we," "us," "our," "Nu Horizons" or "the Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Item 1A – Risk Factors" in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended February 29, 2008 and elsewhere in such Annual Report and from time to time in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three- and six-month periods ended August 31, 2008 and 2007, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 29, 2008.

Overview:
Nu Horizons and its wholly-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products. Active components distributed by the Company include semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. Passive components distributed by NIC, and majority-owned subsidiaries NIA and NIE, principally to OEMs and other distributors nationally, consist of a high technology line of chip and leaded components including capacitors, resistors, inductors and circuit protection components. NIC, NIA and NIE are a prime source of qualified products to over 9,000 OEMs in the United States. In addition, the Company distributes IBM and Sun Microsystems boards, servers, storage and software to OEMs (referred to herein as "Systems").

In recent years, there has been a shift in production to Asia due to lower cost. The Company recognized the industry shift to overseas production and the need to serve its suppliers and customers on a global basis. As a result, the Company adopted a strategy of expanding its Asian and European operations by investing in human resources and expanding its sales force and engineering personnel. In prior years, we invested in Asia and currently we are staffed with 210 employees in 19 offices, with a warehouse in Singapore and Hong Kong. Sales in Asia for the six months ended August 31, 2008 are 51% higher than the same period of the prior fiscal year. In fiscal 2007, we continued our growth strategy of expanding our European presence by acquiring DT Electronics Limited on August 29, 2006, with 50 employees and a warehouse in Coventry, England. Sales in the United Kingdom have increased 9% for the six-month period ended August 31, 2008 over the same period in the prior fiscal year. In fiscal 2008, we opened our first office in Munich, Germany and on June 6, 2007, the Company acquired Dacom Süd Electronics Vertriebs GmbH ("Dacom"), a franchised electronic component distributor, based in Munich, Germany. Our Germany operations are currently considered a "start-up" investment and are not expected to attain profitable operations until fiscal 2010. In addition, to further expand our European presence, in September 2008, after the period covered by this report, we acquired C-88 AS, a franchised electronic components distributor based in Hoersholm, Denmark, near Copenhagen.

During fiscal 2008, we modified our Systems business by focusing the business on higher margin value-added engagements with mid-tier customers and creating a new selling organization. Systems sales for the six months ended August 31, 2008 increased 62.5% over the same period of the prior year; however, Systems gross profit decreased from 8.7% to 8.5% for the respective six-month periods primarily due to a one-time sale to a large customer at a low gross margin on a product that was being discontinued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued):

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

The Company is continuing to cooperate with the inquiry by the Securities and Exchange Commission ("SEC") and to conduct its own related internal investigation under the direction of the Audit Committee in the action captioned "In the Matter of Vitesse Semiconductor Corp." (referred to herein as the "Vitesse Matter"). The cost related to the SEC investigation and the internal investigation has required the Company to incur significant expenses for professional fees and related expenses. For the three- and six-month periods ended August 31, 2008, the Company has incurred approximately $1,671,000 and $2,333,000 for professional fees compared to $382,000 and $520,000 respectively, for the three- and six-month periods ended August 31, 2007. Cumulatively, $5,000,000 of expense for professional fees has been incurred to date since fiscal 2007 related to the Vitesse Matter. Management is presently unable to determine the duration of the SEC inquiry and related cost to be incurred by the Company. However, management believes that the Audit Committee's internal investigation is nearing completion and, consequently, expects total monthly costs to decline by the end of fiscal 2009.

The tables below provide a summary of sales for the Company for the three and six months ended August 31, 2008 and 2007:

Analysis of Sales

	Quarters Ended August 31,				Percentage Change

	2008	% of Total	2007	% of Total	2008 to 2007
Sales by Type:
Electronic Components	$185,502,000	88%	$173,543,000	94%	7%
Systems	26,311,000	12%	11,826,000	6%	122%
	$211,813,000	100%	$185,369,000	100%	14%

	Six Months Ended August 31,				Percentage Change

	2008	% of Total	2007	% of Total	2008 to 2007
Sales by Type:
Electronic Components	$371,424,000	90%	$335,657,000	93%	11%
Systems	40,541,000	10%	24,944,000	7%	63%
	$411,965,000	100%	$360,601,000	100%	14%

The following table sets forth, for the three- and six-month periods ended August 31, 2008 and 2007, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended August 31		Six Months Ended August 31
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.4	83.2	85.0	83.2
Gross profit	14.6	16.8	15.0	16.8
Operating expenses	13.8	15.0	13.9	14.8
Interest expense	.4	.6	.4	.5
Interest (income)	-	-	-	-
Income before taxes and minority interest	.3	1.2	.6	1.4
Income tax provision	.2	.7	.2	.7
Minority interests	-	.1	.1	.1
Net income	.1	.4	.3	.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Three Months Ended August 31, 2008 compared to Three Months Ended August 31, 2007

Sales for the three-month period ended August 31, 2008 were $211,813,000 as compared to $185,369,000 for the comparable period of the prior year, an increase of $26,444,000 or 14.3%.

Sales of electronic components, excluding Systems, for the three-month period ended August 31, 2008 were $185,502,000 as compared to $173,543,000 for the comparable period of the prior year, an increase of approximately $11,959,000 or 6.9%. Management believes that this sales increase is primarily due to increased market share in Asia/Pacific and the expansion of its line card and customer base. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry, together with the recent economic and credit crisis, makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. System sales for the quarter ended August 31, 2008 were $26,311,000 compared to $11,826,000 in the quarter ended August 31, 2007, an increase of approximately $14,485,000 or 122.5% primarily due to a sale of $18,513,000 to a large customer on a product that was being discontinued.

The gross profit margin for the three months ended August 31, 2008 was 14.6% as compared to 16.8% in the prior year. The decline in gross margin for the three-month period ended August 31, 2008 was primarily due to an increase in sales in the Asia/Pacific market at a lower selling price and lower gross profit margin than sales in the Americas in order to secure high volume business from large Asian contract manufacturers. In the Americas, reduced supplier discounts aggregating $664,000, a change in product mix and lower margins, including the Systems sale of $18,513,000 at 5.13% to a large customer of an end-of-life product also contributed to the decline in gross profit margin during the second quarter.

As a percentage of sales, operating expenses decreased to 13.8% from 15.0% in the comparable period of the prior year. Operating expenses increased $1,393,000 or 5.0% over the prior period primarily due to: (i) $1,289,000 increase in professional fees related to the Vitesse Matter; (ii) $278,000 of severance charges related to the consolidation of the Company’s Melville, New York warehouse into the expanded Mississippi warehouse; and (iii) a decrease of $174,000 in other selling and administrative expenses.

Interest expense decreased 15.8% to $882,000 for the three months ended August 31, 2008 from $1,047,000 in the prior period, primarily due to lower average interest rates compared to the prior year period.

The consolidated effective tax rate for the three months ended August 31, 2008 is 58.7% as compared to 59.2% for the three months ended August 31, 2007. The effective tax rate is higher than the statutory tax rate for the three-month period ended August 31, 2008 primarily due to a Goods and Services Tax ("GST") interest and penalty adjustment of $132,000 and certain non-deductible expenses. The effective rate for the three-month period ended August 31, 2007 is higher than the statutory rate principally due to penalties and interest of $560,000 associated with the correction of errors in our United States Federal and state tax returns.

Net income for the three-month period ended August 31, 2008 was $192,000 or $.01 per basic and diluted share as compared to net income of $783,000 or $.04 per basic and diluted share for the three-month period ended August 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Six Months Ended August 31, 2008 compared to Six Months Ended August 31, 2007

Sales for the six-month period ended August 31, 2008 were $411,965,000 as compared to $360,601,000 for the comparable period of the prior year, an increase of $51,364,000 or 14.2%.

Sales of electronic components, excluding Systems, for the six-month period ended August 31, 2008 were $371,424,000 as compared to $335,657,000 for the comparable period of the prior year, an increase of approximately $35,767,000 or 10.7%. Management believes that this sales increase is primarily due to increased market share in Asia/Pacific and Europe and the expansion of its line card and customer base. The lack of near term visibility in the electronics manufacturing and the electronics distribution industry, together with the recent economic and credit crisis, makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. System sales for the six months ended August 31, 2008 were $40,541,000 compared to $24,944,000 in the six months ended August 31, 2007, an increase of $15,597,000 or 62.5%, primarily due to a sale of $18,513,000 to a large supplier on a product that was being discontinued.

The gross profit margin for the six months ended August 31, 2008 was 15.0% as compared to 16.8% in the prior year. The decline in gross margin for the six-month period ended August 31, 2008 was primarily due to an increase in sales in the Asia/Pacific market at lower selling prices and lower gross profit margin than domestic sales in order to secure high volume business from large Asian contract manufacturers. In the Americas, reduced supplier discounts aggregating $1,325,000, a change in product mix and lower margins, including the Systems sale of $18,513,000 at 5.13% to a large customer of an end-of-life product, also contributed to the decline in gross profit margin during the six-month period ended August 31, 2008.

As a percentage of sales, operating expenses decreased to 13.9% from 14.8% in the comparable period of the prior year. Operating expenses increased $3,879,000 or 7.2% over the prior period primarily due to: (i) $1,813,000 increase in professional fees related to the Vitesse Matter; (ii) $938,000 increase in non-Vitesse-Matter related professional fees, primarily for legal, audit and director expenses; (iii) $278,000 of severance charges related to the consolidation of the Company’s Melville, New York warehouse into the expanded Mississippi warehouse; (iv) $752,000 of increased personnel costs including salary, commission, and fringe benefits primarily related to new hires, principally for our start-up operations in Germany; and (v) an increase of $98,000 in other selling and administrative expenses.

Interest expense decreased 8.1% to $1,816,000 for the six months ended August 31, 2008 from $1,975,000 from the prior period. Higher average borrowings for the six-month period ended August 31, 2008 were offset by lower average interest rates than the comparable period.

The consolidated effective tax rate for the six months ended August 31, 2008 is 38.5% as compared to 48.8% for the six months ended August 31, 2007. The effective tax rate is higher than the statutory tax rate for the six-month period ended August 31, 2008, primarily due to a GST interest and penalty adjustment of $132,000 and certain non-deductible expenses. The effective rate for the six-month period ended August 31, 2007 is higher than the statutory rate principally due to penalties and interest of $797,000 associated with the correction of errors in our United States Federal and state tax returns.

Net income for the six-month period ended August 31, 2008 was $1,347,000 or $.07 per basic and diluted share as compared to net income of $2,471,000 or $0.14 per basic and $0.13 per diluted share for the six-month period ended August 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

The Company's current ratio was 3.2:1 at August 31, 2008 and 3.6:1 at February 29, 2008. Working capital decreased slightly to $204,040,000 at August 31, 2008 from $204,456,000 at February 29, 2008.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $150,000,000 (the "Revolving Credit Line"). The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end. Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times. Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. Direct borrowings under the Revolving Credit Line were $61,200,000 at August 31, 2008 and $64,300,000 at February 29, 2008. As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants. On August 29, 2008, the Company entered into an amendment to the Revolving Credit Line which increased the interest rate on borrowings by 25 basis points to LIBOR plus 175 basis points and increased the commitment fee by 5 basis points.

The Company also has a receivable financing agreement (the "Bank Credit Line") with a bank in England which provides for maximum borrowings of £2,500,000 (approximately $4,600,000) which bear interest at the bank's base rate plus 1.65%. The interest rate at August 31, 2008 was 6.65%. The Company owed $3,920,000 and $603,000 at August 31, 2008 and February 29, 2008, respectively. The Bank Credit Line renews annually in July.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line"). Borrowings under the Singapore Credit Line utilize an asset-based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end. Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5 percent. The interest rate at August 31, 2008 was 4.31%. Direct borrowings under the Singapore Credit Line were $5,000,000 at August 31, 2008 and February 29, 2008.

At August 31, 2008, the Company had approximately $56,000,000 in the aggregate available under all of its bank credit facilities.

In September 2008, after the period covered by this report, we acquired C-88 AS, a franchised electronic components distributor based in Hoersholm, Denmark. Pursuant to the terms of the purchase agreement, the Company paid $3,500,000 in cash. The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 AS during the three-year period ending August 31, 2011.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned bank agreements will be sufficient to finance its operations for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of August 31, 2008, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates:

There have been no changes in our critical accounting policies from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended February 29, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. The Company’s credit facilities bear interest based on interest rates tied to the prime lending rate, LIBOR or SIBOR rate, any of which may fluctuate over time based on economic conditions. A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $181,000 for the three-month period ended August 31, 2008 and $376,000 for the six-month period ended August 31, 2008. As a borrower, the Company is subject to the risk associated with fluctuating interest rates and therefore, could incur increased interest expense.

The Company has several foreign subsidiaries in Asia, the United Kingdom, Germany and Canada. The Company does business in more than one dozen countries and for the three and six months ended August 31, 2008 generated approximately 34.4% and 34.6% respectively of its revenue from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $93,240,000 and $87,293,000 at August 31, 2008 and February 29, 2008, respectively, translated into U.S. dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have an adverse impact on the Company’s results in future periods. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material for the six- month period ended August 31, 2008. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and CFO concluded that as of August 31, 2008 our disclosure controls and procedures were effective in ensuring that the information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of an internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 29, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nu Horizons. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recent turmoil in the credit markets and the financial services industry may negatively impact the Company’s business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company’s liquidity and financial condition if its ability to borrow money to finance its operations from its existing lenders under its bank credit agreements or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to finance the purchase of electronic components from us or our suppliers’ ability to provide us with product, either of which may negatively impact the Company’s business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The Registrant held its Annual Meeting of Stockholders on August 5, 2008.
(b)
Two directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2011. The names of the Directors elected and votes cast in favor of their election and shares withheld are as follows:

Name	For	Withheld
Arthur Nadata	13,842,683	2,017,646
Martin Novick	13,849,672	2,010,657

Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2009	Term Expiring in 2010
Herbert M. Gardner	Dominic A. Polimeni
David Siegel	Richard S. Schuster
Kurt Freudenberg

PART II. OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders (Continued).
(c)	The stockholders were asked to vote on the approval of an amendment to the Nu Horizons Electronics Corp. 2002 Key Employee Stock Incentive Plan to increase the number of shares thereunder.

The proposal was approved as follows:

For	Against	Abstain
9,586,993	1,809,631	503,131

The stockholders were asked to vote on the approval of an amendment to the Nu Horizons Electronics Corp. 2002 Outside Directors Stock Option Plan to increase the number of shares thereunder.

The proposal was approved as follows:

For	Against	Abstain
9,881,047	1,514,515	504,193

The stockholders were asked to vote on the ratification of the appointment of Ernst & Young, LLP as the auditors for the Company for the fiscal year ending February 28, 2009.

The proposal was approved as follows:

For	Against	Abstain
15,795,538	51,914	12,877

Item 5.	Other Information.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: October 9, 2008	/s/ Arthur Nadata
Arthur Nadata
Chairman and Chief Executive Officer

Date: October 9, 2008	/s/ Kurt Freudenberg
Kurt Freudenberg
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Fourth Amendment to Credit Agreement dated August 29, 2008.

*10.2	Share Purchase Agreement between C-88 Holding ApS and Nu Horizons Electronics Corp. dated as of September 9, 2008.

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included herewith.