Form 10-Q
period 2008-11-30
NU HORIZONS ELECTRONICS CORP
filed 2009-01-09
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares outstanding of registrant’s common stock, as of January 5, 2009:

Common Stock – Par Value $.0066	18,584,306
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

NET SALES	$188,219,000	$192,886,000	$600,184,000	$553,487,000

COSTS AND EXPENSES:
Cost of sales	159,709,000	161,049,000	509,904,000	460,951,000
Operating expenses	28,653,000	30,271,000	86,077,000	83,816,000
	188,362,000	191,320,000	595,981,000	544,767,000

OPERATING INCOME (LOSS)	(143,000)	1,566,000	4,203,000	8,720,000

OTHER (INCOME) EXPENSE
Interest expense	747,000	1,175,000	2,563,000	3,150,000
Interest income	(7,000)	(14,000)	(11,000)	(34,000)
	740,000	1,161,000	2,552,000	3,116,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND MINORITY INTERESTS	(883,000)	405,000	1,651,000	5,604,000

Provision (benefit) for income taxes	(1,127,000)	653,000	(151,000)	3,189,000

INCOME (LOSS) BEFORE MINORITY INTERESTS	244,000	(248,000)	1,802,000	2,415,000

Minority interest in earnings of subsidiaries	94,000	125,000	305,000	317,000

NET INCOME (LOSS)	$150,000	$(373,000)	$1,497,000	$2,098,000

NET INCOME (LOSS) PER COMMON SHARE:

Basic	$.01	$(.02)	$.08	$.11

Diluted	$.01	$(.02)	$.08	$.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,067,795	18,377,582	18,035,460	18,322,489
Diluted	18,067,795	18,377,582	18,137,584	19,047,418

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2008	February 29, 2008
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$5,840,000	$3,886,000
Accounts receivable - net of allowance for doubtful accounts of $4,075,000 and $4,269,000 as of November 30, 2008 and February 29, 2008, respectively	141,406,000	150,270,000
Inventories	117,465,000	122,761,000
Deferred tax asset	3,135,000	3,135,000
Prepaid expenses and other current assets	4,053,000	4,306,000
TOTAL CURRENT ASSETS	271,899,000	284,358,000

PROPERTY, PLANT AND EQUIPMENT – NET	4,944,000	4,529,000

OTHER ASSETS:
Cost in excess of net assets acquired	13,967,000	9,925,000
Intangibles – net	2,347,000	2,500,000
Other assets	5,106,000	5,101,000

TOTAL ASSETS	$298,263,000	$306,413,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$66,559,000	$67,306,000
Accrued expenses	8,388,000	8,615,000
Due to seller	293,000	3,245,000
Revolving credit line	5,000,000	—
Bank credit lines	4,453,000	603,000
Income taxes payable	—	133,000
TOTAL CURRENT LIABILITIES	84,693,000	79,902,000

LONG TERM LIABILITIES
Revolving credit lines	51,800,000	69,300,000
Executive retirement plan	2,221,000	1,684,000
Due to seller	188,000	—
Deferred tax liability	2,085,000	2,072,000
TOTAL LONG TERM LIABILITIES	56,294,000	73,056,000

MINORITY INTEREST IN SUBSIDIARIES	2,568,000	2,261,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,584,306 and 18,392,457 shares issued and outstanding as of November 30, 2008 and February 29, 2008, respectively	122,000	121,000
Additional paid-in capital	56,091,000	54,979,000
Retained earnings	98,118,000	96,621,000
Other accumulated comprehensive income (loss)	377,000	(527,000)
TOTAL SHAREHOLDERS’ EQUITY	154,708,000	151,194,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$298,263,000	$306,413,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	November 30, 2008	November 30, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$606,357,000	$580,992,000
Cash paid to suppliers and employees	(589,292,000)	(600,681,000)
Interest received	12,000	34,000
Interest paid	(2,573,000)	(3,131,000)
Income taxes paid	2,899,000	(7,559,000)
Net cash provided (used) by operating activities	17,403,000	(30,345,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,735,000)	(2,698,000)
Acquisition payment DT Electronics	(3,410,000)	(2,593,000)
Acquisition payment C-88	(3,814,000)	—
Net cash used by investing activities	(8,959,000)	(5,291,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines and bank credit lines	244,485,000	227,947,000
Repayments under revolving credit lines and bank credit lines	(252,235,000)	(195,542,000)
Proceeds from exercise of stock options	356,000	125,000
Net cash provided (used) by financing activities	(7,394,000)	32,530,000

EFFECT OF EXCHANGE RATE CHANGE	904,000	(99,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,954,000	(3,205,000)

Cash and cash equivalents, beginning of year	3,886,000	4,747,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,840,000	$1,542,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

NET INCOME	$1,497,000	$2,098,000
Adjustments:
Depreciation and amortization	1,451,000	1,408,000
Recovery of bad debts	(463,000)	—
Deferred income tax	13,000	131,000
Increase in minority interest	305,000	317,000
Stock based compensation	756,000	925,000
Changes in assets and liabilities:
Accounts receivable	6,172,000	(25,735,000)
Inventories	4,510,000	(23,286,000)
Prepaid expenses and other current assets	548,000	276,000
Other assets	127,000	(1,978,000)
Accounts payable and accrued expenses	5,386,000	22,426,000
Due to seller	—	(3,378,000)
Income taxes	(2,899,000)	(3,549,000)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$17,403,000	$(30,345,000)

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly-owned subsidiaries NIC Components Corp. ("NIC"), NUHC Inc., Nu Horizons International Corp., Nu Horizons Electronics Asia PTE LTD, Nu Horizons Electronics Hong Kong Limited, Nu Horizons Electronics Europe Limited, Nu Horizons Electronics Limited, C-88 AS, Titan Supply Chain Services Corp., Titan Supply Chain Services PTE LTD, Titan Supply Chain Services Limited together with Titan Supply Chain Services Corp., and Titan Supply Chain Services PTE LTD, ("Titan"), Nu Horizons Electronics (Shanghai) Co. Ltd., Nu Horizons Electronics Asia Pte Ltd. Korea, Nu Horizons Electronics GmbH, Razor Electronics Inc. and Nu Exchange B2B, Inc. and its majority-owned subsidiaries, NIC Components Asia PTE LTD ("NIA") and NIC Components Europe Limited ("NIE"), contain all adjustments necessary to present fairly the Company’s financial position as of November 30, 2008 and February 29, 2008 and the results of its operations for the three- and nine-month periods ended November 30, 2008 and 2007, and its cash flows for the nine-month periods ended November 30, 2008 and 2007. All references to the "Company", "we", "us" and "our" refer to Nu Horizons Electronics Corp. and its subsidiaries, unless the context indicates otherwise.

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

The results of operations for the three- and nine-month periods ended November 30, 2008 are not necessarily indicative of the results to be expected for the full year.

In preparing our fiscal 2008 tax return, we determined that certain tax adjustments for permanent items to the Company’s tax provision were required.  Consequently, the Company recorded an additional tax benefit of $586,000 for the three- and-nine months ended November 30, 2008.

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

In the fourth quarter of fiscal 2008, the Company reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services.  In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent," the Company has revised its revenue presentation to net as an agent and therefore reduced sales and cost of sales for the three- and nine-month periods ended November 30, 2007 by $18,114,000 and $53,853,000 respectively.  Titan revenue is now reported in sales as a fee for services for all periods presented.  There was no change to net income resulting from this change in classification.

2.	NEW ACCOUNTING STANDARDS:

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (“FSP EITF -3-6-1”). FSP EITF – 3-6-1 was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  FSP EITF – 3-6-1 did not have a significant impact on the Company’s consolidated financial position or results of operations.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162"). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy).  Statement No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of Statement No. 162 is not expected to materially impact the Company’s consolidated financial position or results of operations.

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

On September 9, 2008, the Company acquired all the outstanding shares of C-88 AS (“C-88”), a franchised distributor of electronic components based in Hoersholm, Denmark.  This acquisition will further expand our presence in Europe.  The operating results of C-88 are reflected in the accompanying financial statements since the date of acquisition.

The C-88 acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Pursuant to the terms of the purchase agreement, the Company paid $3,814,000 in cash as of the acquisition date, including transaction costs of $391,000.  The purchase price allocated to cost in excess of net assets acquired was $3,877,000, which allocation is subject to change upon finalizing valuation.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

In accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", any contingent consideration based on earnings or other performance measures will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the three- and nine-month periods ended, no additional compensation above the $500,000 minimum has been recorded as C-88 is currently not projected to attain the first earnings milestone established in the purchase agreement.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The following table presents the preliminary allocations of the aggregate purchase price for the C-88 acquisition based on the estimated fair values of assets acquired and liabilities assumed.  Such amounts are subject to change upon finalizing valuations.

Purchase price	$3,500,000
Less cash acquired	(77,000)
Direct acquisition costs	391,000
Total purchase price, net of cash acquired	$3,814,000

Allocation of purchase price:
Accounts receivable	3,155,000
Inventory	786,000
Other current assets	88,000
Fixed assets	22,000
Other assets	6,000
Accounts payable/accrued expenses	(2,832,000)
Bank credit line	(900,000)
Taxes payable	(388,000)
Cost in excess of net assets acquired	3,877,000
Total purchase price, net of cash acquired	$3,814,000

The following unaudited proforma information of the Company is provided to give effect to the C-88 acquisition assuming it occurred as of March 1, 2007, the beginning of the earliest period presented:

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

Net sales	$188,518,000	$196,291,000	$611,883,000	$563,402,000
Net income (loss)	152,000	(343,000)	1,551,000	2,210,000
Net income (loss) per share:
Basic	$.01	$(.02)	$.09	$.12
Diluted	$.01	$(.02)	$.09	$.12

The proforma amounts above reflect interest on the purchase price assuming the acquisition occurred as of March 1, 2007, with interest calculated at the Company's borrowing rate under its domestic credit facility (see Note 5) for the respective period.  The proforma net earnings above assume an incremental income tax provision at the Company's statutory consolidated tax rate for the respective fiscal period.  The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2008 fiscal year or of future operating performance.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	November 30, 2008	February 29, 2008

Furniture, fixtures and office equipment	$11,902,000	$10,685,000
Computer equipment	9,629,000	9,222,000
Leasehold improvements	1,255,000	1,255,000
	22,786,000	21,162,000
Less: Accumulated depreciation and amortization	17,842,000	16,633,000
	$4,944,000	$4,529,000

Depreciation expense for the three months ended November 30, 2008 and 2007 was $571,000 and $474,000, respectively. Depreciation expense for the nine months ended November 30, 2008 and 2007 aggregated $1,451,000 and $1,297,000, respectively.

5.	DEBT:

Revolving Credit Lines
On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks which currently provides for maximum borrowings of $150,000,000 (as amended to date, the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points at the option of the Company, through September 30, 2011, the due date of the loan (3.17% at November 30, 2008).  Direct borrowings under the Revolving Credit Line were $51,800,000 at November 30, 2008 and $64,300,000 at February 29, 2008.  As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants under the Revolving Credit Line.  On August 29, 2008, the Company entered into an amendment to the Revolving Credit Line which increased the interest rate on borrowings by 25 basis points to LIBOR plus 175 basis points and increased the commitment fee by 5 basis points.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  Borrowings under the Singapore Credit Line utilize an asset based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month-end.  Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5% (6.01% at November 30, 2008).  As part of this agreement, the Company must maintain a compensating balance of $2,250,000, which amount is included in other assets.  At November 30, 2008 and February 29, 2008, there was $5,000,000 outstanding under the Singapore Credit Line.  The Singapore Credit Line expires on November 20, 2009.

Bank Credit Lines
The Company also has a receivables financing agreement with a bank in England (the "Bank Credit Line"), which provides for maximum borrowings of £2,500,000 as of November 30, 2008 (approximately $3,778,000) with interest at the bank's base rate plus 1.55% (4.55% at November 30, 2008).  Borrowings under the Bank Credit Line were £2,150,000 ($3,249,000) at November 30, 2008 and £310,000 ($603,000) at February 29, 2008, respectively.  The Bank Credit Line renews annually in July.

The Company has a bank credit agreement with a bank in Denmark which provides for maximum borrowings of  10,072,000 Danish Kroner (approximately $1,700,000) as of November 30, 2008 at the current prevailing interest rate (9.31% at November 30, 2008).  Borrowings under the bank credit agreement were 7,094,000 Danish Kroner ($1,204,000) at November 30, 2008.

At November 30, 2008, the Company had approximately, $61,600,000 in the aggregate available under all of its bank facilities.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	November 30, 2008	February 29, 2008

Commissions	$2,081,000	$2,131,000
Goods and services tax	962,000	860,000
Compensation and related benefits	1,188,000	674,000
Sales returns	857,000	891,000
Professional fees	329,000	670,000
Deferred rent	170,000	347,000
Other	2,801,000	3,042,000
Total	$8,388,000	$8,615,000

7.	NET INCOME (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding.  Such securities shown below, presented on a common share equivalent basis, have been included in the per share computations:

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

NUMERATOR:
Net income (loss)	$150,000	$(373,000)	$1,497,000	$2,098,000

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	18,067,795	18,377,582	18,035,460	18,322,489
Effect of dilutive stock options and restricted shares	—	—	102,124	724,929
Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,067,795	18,377,582	18,137,584	19,047,418

The above calculation for the three months ended November 30, 2008 and November 30, 2007 excludes 2,664,203 and 835,500 options and restricted shares, respectively, as their effect was antidilutive. For the nine months ended November 30, 2008 and November 30, 2007 the above calculation excludes 1,784,863 and 258,250 options and restricted shares, respectively, as their effect was antidilutive.

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

The following information relates to the stock option activity for the nine months ended November 30, 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2008	2,159,818	$6.90
Granted	85,000	$4.69
Exercised	(91,582)	$3.88
Forfeited	(4,013)	$3.17
Outstanding at November 30, 2008	2,149,223	$6.95	3.3 years	$-
Exercisable at November 30, 2008	2,064,223	$7.00	3.0 years	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2008.  This amount changes based on the fair market value of the Company’s common stock.  The total intrinsic value of options exercised for the nine months ended November 30, 2008 and 2007 was $506,000 and $132,000, respectively.

Cash received from option exercises during the nine months ended November 30, 2008 and 2007 was $356,000 and $125,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee of the Company's board of directors may grant shares of restricted stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period.  For the nine-month periods ended November 30, 2008 and 2007, the Company recorded compensation expense aggregating $604,000 and $525,000, respectively, relating to the issuance of restricted stock.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the nine months ended November 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2008	453,284	$10.63
Granted	136,500	$4.80
Vested	(53,513)	$10.01
Forfeited	(21,291)	$9.80
Non-vested shares at November 30, 2008	514,980	$9.18

As of November 30, 2008, there was total unrecognized compensation cost of $4,049,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 3.6 years.

9.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Management believes that the Company is operating in a single business segment, distribution of electronic components, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).

For the nine months ended November 30, 2008 and 2007, approximately 65% and 70%, respectively, of the Company’s business was conducted in the Americas, while the remaining operations were conducted overseas through foreign subsidiaries.

The following table presents sales by geographic area:

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

Americas	$118,813,000	$126,941,000	$388,097,000	$387,542,000
Europe	15,430,000	17,435,000	48,779,000	44,986,000
Asia/Pacific	53,976,000	48,510,000	163,308,000	120,959,000
	$188,219,000	$192,886,000	$600,184,000	$553,487,000

Total assets, by geographic area, as of November 30, 2008 and February 29, 2008 are as follows:

	November 30, 2008	February 29, 2008

Americas	$202,261,000	$219,120,000
Europe	20,474,000	16,149,000
Asia/Pacific	75,528,000	71,144,000
	$298,263,000	$306,413,000

Long lived assets (net), by geographic area, as of November 30, 2008 and February 29, 2008 are as follows:

	November 30, 2008	February 29, 2008

Americas	$4,249,000	$3,903,000
Europe	353,000	187,000
Asia/Pacific	342,000	439,000
	$4,944,000	$4,529,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

10.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders' equity.  Our comprehensive income (loss) primarily includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and nine months ended November 30, 2008 and 2007 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

Net income (loss)	$150,000	$(373,000)	$1,497,000	$2,098,000
Other comprehensive income (loss)	527,000	(91,000)	904,000	(99,000)
Total comprehensive income (loss)	$677,000	$(464,000)	$2,401,000	$1,999,000

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Nu Horizons Electronics Corp.

We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. (the "Company") as of November 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2008 and the condensed consolidated statement of cash flows for the nine-month period ended November 30, 2008.  These financial statements are the responsibility of the Company’s management.  The condensed consolidated statements of operations and cash flows of Nu Horizons Electronics Corp. for the three-month and nine-month periods ended November 30, 2007 were reviewed by other accountants whose report (dated January 4, 2008) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP
Melville, New York
January 6, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three- and nine-month periods ended November 30, 2008 and 2007, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 29, 2008.

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

In recent years, there has been a shift in production of electronic components to Asia due to lower cost.  The Company recognized the industry shift to overseas production and the need to serve its suppliers and customers on a global basis.  As a result, the Company adopted a strategy of expanding its Asian and European operations by investing in human resources and expanding its sales force and engineering personnel.  In prior years, we invested in Asia and currently we have 19 offices, with a warehouse in Singapore and Hong Kong.  Sales in Asia for the nine months ended November 30, 2008 are 35% higher than the same period of the prior fiscal year.  However, due to the current economic downturn, we expect sales in North America and Asia to decline in the balance of fiscal 2009.  In fiscal 2007, we continued our growth strategy of expanding our European presence by acquiring DT Electronics Limited on August 29, 2006, with 50 employees and a warehouse in Coventry, England. In fiscal 2008, we opened our first office in Munich, Germany and on June 6, 2007, the Company acquired Dacom Süd Electronics Vertriebs GmbH ("Dacom"), a franchised electronic component distributor, based in Munich, Germany.  Our Germany operations are currently considered a "start-up" investment and are not expected to attain profitable operations until fiscal 2010.

 In addition, to further expand our European presence, in September 2008, we acquired C-88, a franchised electronic components distributor based in Hoersholm, Denmark, near Copenhagen.  The C-88 acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Pursuant to the terms of the purchase agreement, the Company paid $3,814,000 in cash as of the acquisition date, including transaction costs of $391,000.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued):

In accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", any contingent consideration based on earnings or other performance measures will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ended August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the three-and nine-month periods ended no additional compensation above the $500,000 minimum has been recorded as C-88 is currently not projected to attain the first earnings milestone established in the purchase agreement.

During fiscal 2008, we modified our Systems business by focusing the business on higher margin value-added engagements with mid-tier customers and creating a new selling organization.  Systems sales for the nine months ended November 30, 2008 increased 33.8% over the same period of the prior year due to a one-time sale to a large customer on a product that was being discontinued.  Systems gross profit increased by $1,875,000 and gross profit margin increased from 8.8% in the fiscal 2008 nine-month period to 10.3% for the fiscal 2009 nine-month period.

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

Due to the current economic downturn and related decreased product demand, the Company recently has taken several cost reduction actions.  In the third quarter of fiscal 2009, the Company eliminated its employer contribution match to the employee 401K plan and announced a reduction in its workforce.  Additionally, in the fourth quarter of fiscal 2009, the Company announced a further reduction in its workforce and implemented a salary reduction program. Finally, the Company is adjusting its commission plans to reduce commission rates in fiscal 2010.  Collectively, the Company expects these actions to result in approximately $6,500,000 to $7,500,000 in savings annually, excluding approximately $300,000 of severance cost.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets,” the Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment.  Due to the recent deterioration in the global economic environment and resulting significant decrease in the Company’s market capitalization, the Company is currently conducting an evaluation of its goodwill for potential impairment which may result in non-cash charges in the fourth quarter of fiscal 2009.

The Company is continuing to cooperate with the inquiry by the Securities and Exchange Commission ("SEC") and to conduct its own related internal investigation under the direction of the Audit Committee in the action captioned "In the Matter of Vitesse Semiconductor Corp." (referred to herein as the "Vitesse Matter").  The cost related to the SEC investigation and the internal investigation has required the Company to incur significant expenses for professional fees and related expenses.  For the three- and nine-month periods ended November 30, 2008, the Company has incurred approximately $752,000 and $3,086,000 for professional fees compared to $1,162,000 and $1,581,000 respectively, for the three- and nine-month periods ended November 30, 2007.  Cumulatively, $5,800,000 of expense for professional fees has been incurred to date since fiscal 2007 related to the Vitesse Matter.  Management is presently unable to determine the duration of the SEC inquiry and related cost to be incurred by the Company.  However, management believes that the Audit Committee's internal investigation is nearing completion and, consequently, expects total monthly costs to decline by the end of fiscal 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued):

The tables below provide a summary of sales for the Company for the three and nine months ended November 30, 2008 and 2007:

Analysis of Sales

	Quarters Ended November 30,				Percentage Change
	2008	% of Total	2007	% of Total	2008 to 2007
Sales by Type:
Electronic Components	$177,813,000	94%	$179,742,000	93%	(1.1)%
Systems	10,406,000	6%	13,144,000	7%	(20.8)%
	$188,219 000	100%	$192,886,000	100%	(2.4)%

	Nine Months Ended November 30,				Percentage Change
	2008	% of Total	2007	% of Total	2008 to 2007
Sales by Type:
Electronic Components	$549,237,000	92%	$515,399,000	93%	6.6%
Systems	50,947,000	8%	38,088,000	7%	33.8%
	$600,184,000	100%	$553,487,000	100%	8.4%

The following table sets forth, for the three- and nine-month periods ended November 30, 2008 and 2007, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended November 30		Nine Months Ended November 30
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.9	83.5	85.0	83.3
Gross profit	15.1	16.5	15.0	16.7
Operating expenses	15.2	15.7	14.3	15.1
Interest expense	.4	.6	.4	.6
Interest (income)	—	—	—	—
Income (loss) before taxes and minority interest	(.5)	.2	.3	1.0
Income tax provision (benefit)	(.6)	.3	.0	.6
Minority interests	—	.1	.1	.1
Net income (loss)	.1	(.2)	.2	.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Three Months Ended November 30, 2008 compared to Three Months Ended November 30, 2007

Sales for the three-month period ended November 30, 2008 were $188,219,000 as compared to $192,886,000 for the comparable period of the prior year, a decrease of $4,667,000 or 2.4%.  Organic sales, excluding the impact of the acquisition of C-88, decreased by $8,072,000 or 4.1% for the three months ended November 30, 2008 as compared to the three-month period ended November 30, 2007.

Sales of electronic components, excluding Systems, for the three-month period ended November 30, 2008 were $177,813,000 as compared to $179,742,000 for the comparable period of the prior year, a decrease of approximately $1,929,000 or 1.1%.   Management believes that this sales decrease is primarily due to decreased market share in the Americas and Europe caused by an overall market contraction in the electronics distribution industry due to the global economic slow-down.  The decrease was, in part, offset by increased market share in Asia/Pacific.  The recent economic and credit crisis makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that in the near term the industry will experience a global decline in overall sales volume as compared to recent prior periods. System sales for the quarter ended November 30, 2008 were $10,406,000 compared to $13,144,000 in the quarter ended November 30, 2007, a decrease of approximately $2,738,000 or 20.8%, due to lower volume sales at a higher gross margin.

The gross profit margin for the three months ended November 30, 2008 was 15.1% as compared to 16.5% in the prior year.  The decline in gross margin for the three-month period ended November 30, 2008 is attributed to an increase in lower margin sales in the Asia/Pacific markets in order to secure high volume business from large Asian contract manufacturers and a change in product mix to include a higher amount of lower margin business in North America and Europe. Reduced supplier discounts aggregating $835,000 and higher freight costs of $495,000 also contributed to the decrease in gross profit margin during the third quarter.

As a percentage of sales, operating expenses decreased to 15.2% from 15.7% in the comparable period of the prior year.  Operating expenses decreased $1,617,000 or 5.3% over the prior period primarily due to: (i) a decrease of $1,347,000 in  selling and administrative expenses primarily due to lower sales volume; (ii) a decrease of $591,000 in non-Vitesse-Matter related professional fees, primarily for audit fees associated with the 2007 restatement of the Company’s financial statements; (iii) a decrease of $410,000 in professional fees related to the Vitesse Matter; and (iv) a decrease of $69,000 in other selling and administrative expenses.  These decreases in operating expenses were partially offset by a $295,000 increase in warehouse costs for severance and accelerated depreciation related to the consolidation of the Company’s Melville, New York warehouse into the expanded Mississippi warehouse and an increase of $505,000 for operating expenses attributed to our newly acquired C-88 operation.

Interest expense decreased 36.4% to $747,000 for the three months ended November 30, 2008 from $1,174,000 in the prior period, primarily due to lower average borrowings and lower average interest rates compared to the prior year period.

Our effective tax rate was a benefit of 127.6% and a provision of 160.7% for the three months ended November 30, 2008 and November 30, 2007, respectively.  The effective tax rate differs significantly from the statutory rate of 35% for the three months ended November 30, 2008, primarily due to domestic tax benefits derived as a result of a domestic loss before tax, which was partially offset by foreign income tax. Also, in preparing our fiscal 2008 tax return, we determined that certain tax adjustments for permanent items to the Company’s tax provision were required resulting in the recording of an additional tax benefit of $586,000 for the three months ended November 30, 2008.  The effective tax rate differs from the statutory rate of 35% for the three months ended November 30, 2007, primarily due to penalties and interest associated with the correction of errors in our United States federal and state tax returns.

Net income for the three-month period ended November 30, 2008 was $150,000 or $.01 per basic and diluted share as compared to net loss of $(373,000) or $.(02) per basic and diluted share for the three-month period ended November 30, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Nine Months Ended November 30, 2008 compared to Nine Months Ended November 30, 2007

Sales for the nine-month period ended November 30, 2008 were $600,184,000 as compared to $553,487,000 for the comparable period of the prior year, an increase of $46,697,000 or 8.4%.

Sales of electronic components, excluding Systems, for the nine-month period ended November 30, 2008 were $549,237,000 as compared to $515,399,000 for the comparable period of the prior year, an increase of approximately $33,838,000 or 6.6%.  Management believes that this sales increase is primarily due to increased market share in Asia/Pacific, the expansion of its line card and customer base and the acquisition of C-88.  The recent economic and credit crisis, makes it difficult for management to estimate the Company’s overall sales volume and earnings for the balance of the Company’s current fiscal year. Management believes, however, that in the near term the industry will experience a global decline in overall sales volume as compared to recent prior periods.  System sales for the nine months ended November 30, 2008 were $50,947,000 compared to $38,088,000 in the nine months ended November 30, 2007, an increase of $12,859,000 or 33.8%, primarily due to a sale of $13,841,000 to a large supplier of a product that was being discontinued.

The gross profit margin for the nine months ended November 30, 2008 was 15.0% as compared to 16.7% in the prior year.  The decline in gross margin for the nine-month period ended November 30, 2008 is atributed to an increase in lower margin sales in the Asia/Pacific markets in order to secure high volume business from large Asian contract manufacturers and a change in product mix to include a higher amount of lower margin business in North America and Europe. Reduced supplier discounts aggregating $2,163,000, higher freight costs of $1,210,000 and the Systems sale of $13,841,000 at a low margin to a large customer of an end-of-life product, also contributed to the decline in gross profit margin during the nine-month period ended November 30, 2008.

As a percentage of sales, operating expenses decreased to 14.3% from 15.1% in the comparable period of the prior year.  Operating expenses increased $2,261,000 or 2.7% over the prior period primarily due to: (i) $1,505,000 increase in professional fees related to the Vitesse Matter; (ii) $590,000 of increased warehouse costs for severance and accelerated depreciation related to the consolidation of the Company’s Melville, New York warehouse into the expanded Mississippi warehouse; (iii) an increase of $505,000 for operating expenses attributed to our newly acquired C-88 operation and (iv) an increase of $33,000 in other selling and administrative expenses.  These increases were partially offset by a decrease of $372,000 in selling and administrative expenses primarily due to a reduction in workforce at the end of the third quarter of fiscal 2008.

Interest expense decreased 18.6% to $2,563,000 for the nine months ended November 30, 2008 from $3,149,000 from the prior period primarily due to lower average borrowing and lower average interest rates compared to the prior year period.

Our effective tax rate was a benefit of 9.1% and a provision of 56.9% for the nine months ended November 30, 2008 and November 30, 2007, respectively.  The effective tax rate is lower than the statutory rate of 35% for the nine months ended November 30, 2008, primarily due to domestic tax benefits derived as a result of a domestic loss before tax, which was partially offset by foreign income tax.  Also, in preparing our fiscal 2008 tax return, we determined that certain tax adjustments for permanent items to the Company’s tax provision were required resulting in the recording of an additional tax benefit of $586,000 for the nine months ended November 30, 2008. The effective tax rate is higher than the statutory rate of 35% for the nine months ended November 30, 2007, primarily due to penalties and interest associated with the correction of errors in our United States federal and state tax returns.

Net income for the nine-month period ended November 30, 2008 was $1,497,000 or $.08 per basic and diluted share as compared to net income of $2,098,000 or $0.11 per basic and per diluted share for the nine-month period ended November 30, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

The Company's current ratio was 3.2:1 at November 30, 2008. Working capital was $187,206,000 at November 30, 2008 as compared to $204,456,000 at February 29, 2008.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $150,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  Borrowings under the Revolving Credit Line bear interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 175 basis points, at the option of the Company, through September 30, 2011, the due date of the loan. The interest rate at November 30, 2008 was 3.17%. Direct borrowings under the Revolving Credit Line were $51,800,000 at November 30, 2008 and $64,300,000 at February 29, 2008.  As of the end of each of the fiscal periods, the Company was in compliance with all of the required bank covenants.  On August 29, 2008, the Company entered into an amendment to the Revolving Credit Line which increased the interest rate on borrowings by 25 basis points to LIBOR plus 175 basis points and increased the commitment fee by 5 basis points.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  Borrowings under the Singapore Credit Line utilize an asset-based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end.  Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5 percent.  The interest rate at November 30, 2008 was 6.01%. Direct borrowings under the Singapore Credit Line were $5,000,000 at November 30, 2008 and February 29, 2008. The Singapore Credit Line expires on November 20, 2009.

The Company also has a receivable financing agreement (the "Bank Credit Line") with a bank in England which provides for maximum borrowings of £2,500,000 (approximately $3,778,000) at November 30, 2008, which bear interest at the bank's base rate plus 1.55%.  The interest rate at November 30, 2008 was 4.55%.  The Company owed $3,249,000 and $603,000 at November 30, 2008 and February 29, 2008, respectively.  The Bank Credit Line renews annually in July.

The Company has a bank credit agreement with a bank in Denmark which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,700,000) as of November 30, 2008, at the current prevailing interest rate (9.31% at November 30, 2008).  Borrowings under this bank credit agreement were 7,094,000 Danish Kroner ($1,204,000) at November 30, 2008.

At November 30, 2008, the Company had approximately $61,600,000 in the aggregate available under all of its bank credit facilities.

In September 2008, we acquired C-88, a franchised electronic components distributor based in Hoersholm, Denmark. Pursuant to the terms of the purchase agreement, the Company paid $3,814,000 in cash including acquisition costs.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned bank agreements will be sufficient to finance its operations for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of November 30, 2008, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates:

There have been no changes in our critical accounting policies from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended February 29, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s credit facilities bear interest based on interest rates tied to the prime lending rate, LIBOR or SIBOR rate, any of which may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $190,000 for the three-month period ended November 30, 2008 and $570,000 for the nine-month period ended November 30, 2008.  As a borrower, the Company is subject to the risk associated with fluctuating interest rates and therefore could incur increased interest expense.

The Company has foreign subsidiaries in Asia, the United Kingdom, Germany, Denmark and Canada.  The Company does business in more than one dozen countries and for the three and nine months ended November 30, 2008 generated approximately 36.9% and 35.3%, respectively, of its revenue from outside North America.  The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $96,002,000 and $87,293,000 at November 30, 2008 and February 29, 2008, respectively, translated into U.S. dollars at the closing exchange rates.  The Company also acquires certain inventory from foreign suppliers and as such, faces risk due to adverse movements in foreign currency exchange rates.  These risks could have an adverse impact on the Company’s results in future periods.  The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material for the nine-month period ended November 30, 2008.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report.  Based on this evaluation, our CEO and CFO concluded that as of November 30, 2008 our disclosure controls and procedures were effective in ensuring that the information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factor described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 29, 2008, which could materially affect our business, financial condition and/or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing Nu Horizons. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Due to the overall sales decline in the semiconductor market, the Company has determined to effect a reduction in the salaries payable to [a majority] of its employees, including its executive officers. Accordingly, the annual base salaries payable to such executive officers have been reduced by 10% effective January 19, 2009, as follows:

Name	Title	Salary (effective January 19, 2009)
Arthur Nadata	Chairman and Chief Executive Officer	$284,476
Richard Schuster	President and Chief Operating Officer	$300,047
Kurt Freudenberg	Executive Vice President and Chief Financial Officer	$256,500

PART II
OTHER INFORMATION

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Separation Agreement between C. David Bowers and Nu Horizons Electronics Corp. dated as of December 5, 2008.

*10.2	Compensation of Outside Directors

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant
Date:  January 9, 2009

/s/ Arthur Nadata

Arthur Nadata
Chairman and Chief Executive Officer

Date:  January 9, 2009

/s/ Kurt Freudenberg

Kurt Freudenberg
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 29, 1988).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Separation Agreement between C. David Bowers and Nu Horizons Electronics Corp. dated as of December 5, 2008.

*10.2	Compensation of Outside Directors

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included herewith.