Form 10-K
period 2009-02-28
NU HORIZONS ELECTRONICS CORP
filed 2009-04-29
CIK 718074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).  (Check one):
Large-accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate Market Value of Non-Affiliate Stock at August 31, 2008 – approximately $55,965,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 20, 2009.

Common Stock – Par Value $.0066	18,538,213
Class	Outstanding Shares

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this annual report on Form 10-K incorporates information by reference from the registrant's definitive proxy statement.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS:

Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report for the year ended February 28, 2009, and in other documents which we file with the Securities and Exchange Commission ("SEC"). In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K annual report.

PART I.

ITEM 1.	BUSINESS.

GENERAL:

Nu Horizons Electronics Corp., a Delaware corporation incorporated in 1987, and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pte Ltd ("NUZ"), Nu Horizons Electronics Asia Pte Ltd., Korea Branch ("NUK"), Nu Horizons Electronics GmbH ("NUD," formerly known as Dacom-Süd Electronic Vertriebs GmbH "Dacom"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Limited ("NUE," formerly known as DT Electronics Limited "DT Electronics"), C-88 AS ("C-88"), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), Nu Horizons Electronics Hong Kong Ltd. ("NUO") and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA") are engaged in the distribution of, and supply chain services for, high technology active and passive electronic components.

All references in this report to "the Company," "we," "our" and "us" are to Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates otherwise.

Active components distributed by the Company, principally to original equipment manufacturers ("OEMs") in the United States, Asia and Europe include mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors and diodes. The Company also distributes IBM Corporation and Sun Microsystems Inc. boards, servers, storage and software to OEMs and certain value added services (referred to herein as "Systems").   Passive components distributed by NIC, principally to OEMs and other distributors globally, consist of a high technology line of chip and leaded components, including capacitors, resistors and related networks.

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

Management’s policy is to manage, maintain and control the bulk of its inventories from its stocking facilities in Southaven, Mississippi; Singapore; Hong Kong; Guadalajara, Mexico; Coventry, England; and Buckingham, England.  As additional franchise line opportunities become available to the Company, the need for branch level inventories may be necessary and desirable in order to better serve the specific needs of local markets.

Product Segments:

Our products can be divided into two general classes consisting of active electronic components and passive components. Both operating segments have operations in the Americas, Asia and Europe.  These broad categories are also the basis used to determine our operating segments for financial reporting purposes. A description of each operating group and its business is presented below. Further financial information regarding the Company’s reportable segments and foreign and domestic operations can be found in Note 13 to the Company’s financial statements appearing in Item 8 of this Form 10-K report.

Active Electronic Components:

The Company is a distributor of a broad range of active electronic components including semiconductor products, as well as display, illumination, power and system products, to commercial and military OEMs in the United States, Europe and Asia.  The Company is a franchised distributor of active components for approximately 37 product lines. Significant franchised product lines include Atmel Corporation, Exar Corporation, Integrated Device Technology Inc., Linear Technology Corporation, Marvell Technology Group Ltd., Micrel Incorporated, Micron Technology, Inc., ON Semiconductor Corp., Renesas Technology Corp., ST Microelectronics N.V., Vitesse Semiconductor Corp., SMSC and Xilinx Inc., among others.  Additionally, the Company distributes preeminent products from Sharp Corporation, Kyocera Corporation and Toshiba Corporation for displays; and Emerson Electric Co. and Murata Manufacturing Co. for power solutions.  The Company also distributes Systems from IBM Corporation and Sun Microsystems Inc.

The Company’s franchise agreements authorize it to sell all or part of the product line of a manufacturer on a non-exclusive basis.  Under these agreements, each manufacturer will generally grant credits for any subsequent price reduction by such manufacturer and inventory return privileges whereby the Company can return to each manufacturer for credit or exchange a percentage, generally ranging from 5% to 10%, of the inventory purchased from said manufacturer during quarterly or semi-annual periods.  The franchise agreements generally may be cancelled by either party upon written notice.  The Company anticipates, in the future, entering into additional franchise agreements and managing its inventory levels in accordance with business demands.

Passive Components and Relationship with Nippon:

The passive components segment includes components distributed by NIC and majority-owned subsidiaries NIA and NIE, principally to OEMs, contract manufacturers and other distributors globally, that consist of a high technology line of surface mount and leaded components including capacitors, resistors, inductors and circuit protection components.  NIC, NIA and NIE are a prime source of qualified products to over 9,000 OEMs worldwide.

NIC is the exclusive outlet in North America for Nippon Industries Co. Ltd.’s (Japan) ("Nippon") brand of passive components, with a license for the use of the Nippon brand.  The Company has a License Agreement with Nippon dated as of September 1, 2000 under which the Company has been granted an exclusive license to use the Nippon brand in the United States, Mexico, Central and South America and the Caribbean and on a non-exclusive licensed basis for the rest of the world.  The License Agreement has an initial term of ten years and automatically renews for successive one-year periods unless the Company or Nippon terminates the License Agreement 90 days prior to the end of the initial or any renewal term.

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

ITEM 1.	BUSINESS (Continued):

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

All sales are made through customers’ or the Company’s purchase orders.  Semiconductors are sold primarily via telephone and Electronic Data Interchange by the Company’s in-house staff of approximately 145 salespersons, and by a combined field sales force of approximately 300 salespersons and field application engineers.  The Company maintains branch sales facilities located as follows:

UNITED STATES:

EASTERN REGION
Alabama - Huntsville
Florida - Ft. Lauderdale and Orlando
Georgia - Atlanta
Maryland - Columbia
Massachusetts - Boston
New Jersey - Mt. Laurel (Philadelphia) and Pine Brook
New York - Melville (Long Island) and Rochester
North Carolina - Raleigh
Ohio - Cleveland

WESTERN REGION
Arizona - Phoenix
California – Irvine, Los Angeles, San Diego and San Jose
Colorado - Denver
Illinois - Chicago
Minnesota - Minneapolis
Oregon – Portland
Texas – Austin, Dallas
Utah – Salt Lake City
Washington State - Bellevue

FOREIGN:

CANADA
Montreal
Ottawa
Toronto
Vancouver

ASIA
Singapore
China – Beijing, Chendu, Hangzhou, Nanjing,  Shanghai, Shenzhen and Wuhan
Hong Kong
India - Bangalore, Chennai, Pune, New
Delhi and Hyderabad
Penang, Malaysia
Taipei, Taiwan
Bangkok, Thailand

AUSTRALIA
Melbourne
Sydney

EUROPE
Buckingham, England
Coventry, England
Hoersholm, Denmark
Silkeborg, Denmark
Munich, Germany
Stockholm, Sweden
Vienna, Austria
Warsaw, Poland

MEXICO
Jalisco
Chihuahua

NIC’s passive components are marketed through the services of a national network of approximately 12 independent sales representative organizations, employing over 100 salespersons, as well as through NIC’s in-house sales and engineering personnel.  The independent representative organizations do not represent competing product lines but sell other related products.  Commissions to such organizations generally range from 2% to 3% of all sales in a representative’s exclusive territory.

ITEM 1.	BUSINESS (Continued):

NIC has developed a national network of three global distributors and approximately 25 regional distributor locations which market passive components on a non-exclusive basis.  These distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory.  These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges, which to date have not been material.  Due to the efforts of NIC and its distributors, NIC’s passive components have been tested and "designed in" as a prime source of qualified product by over 9,000 OEMs worldwide.

Customer Concentration:

No single customer accounted for more than 10% of the Company’s consolidated sales for the year ended February 28, 2009.  The Company’s sales practice is to require payment within thirty days of delivery.

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

As of February 28, 2009, there was one manufacturer that represented more than 10% of the Company’s inventory on a consolidated basis.  This supplier accounted for an aggregate of approximately $30,494,000 of total inventory.  Electronic components distributed by the Company generally are presently readily available; however, from time to time the electronics industry has experienced a shortage or surplus of certain electronic products.

For the year ended February 28, 2009, the Company purchased inventory from one supplier that was in excess of 10% of the Company’s total purchases.  Purchases from this supplier were approximately $189,998,000 for the fiscal year.

Competition and Regulation:

The Company competes with many companies that distribute semiconductors, systems and passive electronic components and, to a lesser extent, companies that manufacture such products and sell them directly to OEMs and other distributors. The Company also competes for customers with some of its own suppliers. Many of these companies have substantially greater assets and possess greater financial and personnel resources than those of the Company.  In addition, certain of these companies possess independent franchise agreements to carry semiconductor product lines which the Company does not carry, but which it may desire to have.  Competition is based primarily upon inventory availability, quality of service, knowledge of product and price.  The Company believes that the distribution of passive electronic components under its own label is a competitive advantage.

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

Backlog:

The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components, from the date of the order.  As of April 20, 2009, the Company’s backlog was approximately $80,339,000 as compared to a backlog of approximately $131,219,000 at May 7, 2008.  All of the orders on backlog as of April 20, 2009 are reasonably expected to be filled in the fiscal year ending February 28, 2010.

Employees:

As of February 28, 2009, the Company employed 741 persons: 51 in management, 448 in sales and sales support, 63 in product and purchasing, 52 in finance, accounting and human resources, 22 in management information systems, 26 in operations and 79 in quality control, shipping, receiving and warehousing.  The Company believes that its employee relations are satisfactory.

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

Our Board of Directors has adopted a Code of Ethics that applies to the Company’s Chairman, Chief Executive Officer and senior financial officers. This Code of Ethics is posted on the Company’s website at www.nuhorizons.com in the Investor Relations section. Any amendment of the Code of Ethics or waiver thereof applicable to any director or executive officer of the Company, including the Chief Executive Officer or any senior financial officer, will be disclosed on the Company’s website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge, upon a stockholder’s request to 70 Maxess Rd., Melville, NY 11747, Attention: Secretary, a copy of the Company's Code of Ethics, or the Charter of any standing committee of the Board.

ITEM 1A.	RISK FACTORS.

Risk Factors:

A large portion of the Company’s revenue comes from sales of semiconductors, which is a highly cyclical industry, and an industry down-cycle could adversely affect its operating results.

The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical.  The Company’s revenue closely follows the strength or weakness of the semiconductor market. The Company’s total sales in the last five fiscal years have increased from approximately $412,013,000 in fiscal year 2005 to $750,954,000 in fiscal year 2009. A technology industry down cycle, particularly in the semiconductor sector, could adversely affect the Company’s operating results in the future.

ITEM 1A.	RISK FACTORS (Continued):

Recent turmoil in the credit markets and the financial services industry and the current economic recession may negatively impact the Company’s business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company’s liquidity and financial condition if its ability to borrow money to finance its operations from its existing lenders under its bank credit agreements or obtain credit from trade creditors were to be impaired. In addition, the recent economic recession could also adversely impact our customers’ ability to finance the purchase of electronic components from us or our suppliers’ ability to provide us with product, either of which may negatively impact the Company’s business and results of operations.  The economic recession has resulted in decreased sales, which has negatively affected the Company’s business, results of operations, financial condition and liquidity notwithstanding certain cost-cutting measures taken by the Company in response to such decreased sales.  In the event that the economic recession continues, the Company may be forced to take additional cost-cutting measures which may adversely affect the Company’s ability to execute its business plan, resulting in further negative impact on the Company’s business, results of operations, financial condition and liquidity.

If the Company is unable to maintain its relationships with key suppliers, the Company’s sales could be adversely affected.

In fiscal 2009, purchases of products and services from one supplier exceeded 10% of the Company’s purchases on a consolidated basis. As a result, in the event that this supplier or a number of the Company's other suppliers experiences financial difficulties or is not willing to do business with the Company in the future on terms acceptable to management, there could be a material adverse effect on the Company’s business, results of operations, financial condition or liquidity.

Additionally, in the event that the Company’s suppliers are unable or unwilling to provide products to the Company the Company’s relationships with its customers could be materially adversely affected because the Company’s customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers.

Declines in the value of the Company’s inventory could materially adversely affect the Company’s business, results of operations, financial condition or liquidity.

The electronic components industry is subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to decline in value or obsolescence of inventory. During an economic recession it is possible that prices will decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer certain protections from the loss in value of inventory (such as price protection, limited rights of return, and rebates), the Company cannot assure you that that the vendors will choose to, or be able to, honor such agreements or that such return policies and rebates will fully compensate it for the loss in value.  The Company cannot assure you that unforeseen new product developments or declines in the value of its inventory will not materially adversely affect the Company’s business, results of operations, financial condition or liquidity, or that the Company will successfully manage its existing and future inventories.

The volume and timing of customer sales may vary and could materially affect the Company’s results of operations, financial condition or liquidity.

The volume and timing of purchase orders placed by the Company’s customers are affected by a number of factors, including variation in demand for customers’ products, customer attempts to manage inventory, changes in product design or specifications and changes in the customers’ manufacturing strategies.  The Company often does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future requirements.  Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources.  A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated.  Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products completed, customized, special ordered, or discontinued and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay.  Significant or numerous cancellations, reductions or delays in orders by customers, or any inability of customers to pay for services provided by the Company or to pay for components and materials purchased by it on such customers’ behalf, could have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

ITEM 1A.	RISK FACTORS (Continued):

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

Thus, the Company’s consolidated gross profit margins have declined over time, from 19.1% in fiscal 2005 to 15.1% in fiscal 2009.  If the Company is unable to effectively compete in its industry or is unable to maintain acceptable gross profit margins, its business could be materially adversely affected.

The Company may not have adequate or cost-effective liquidity or capital resources.

The Company needs cash to make interest payments on and to refinance indebtedness, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. At February 28, 2009, the Company had cash, cash equivalents, and short-term investments of approximately $4,793,000. At February 28, 2009, the Company was not in compliance with certain covenants under its U.S. credit line, for which it was required to obtain an amendment and waiver, which was obtained on April 27, 2009.  Consequently, the Company currently has access to credit lines of $155,000,000, of which $23,400,000 is currently being borrowed. The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations, to access its existing credit lines and to access the financial markets, all of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The Company may in the future need to access the financial markets to satisfy its cash needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. For example, the Company’s existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios and, unless the Company obtains a waiver from its lending banks, a failure to comply with these or any other covenants may result in an event of default. In connection with the

ITEM 1A.	RISK FACTORS (Continued):

aforementioned amendment and waiver obtained on April 27, 2009, the Company agreed to (i) reduce the maximum amount available to be borrowed under the Revolving Credit Line from $150,000,000 to $120,000,000, (ii) increase the interest rate payable under its Revolving Credit Line to (x) the lead bank’s prime rate plus 1.75% or (y) LIBOR plus 3.5%, at the option of the Company, (iii) increase its commitment fee from .25% to .50% and (iv) pay fees of $125,000. As a result of these amendments, the Company will incur higher interest and bank expenses in fiscal 2010.  An additional increase in the Company’s financing costs or a breach of debt instrument covenants could have a material adverse effect on the Company.

The agreements governing the Company’s financings contain various covenants and restrictions that, in certain circumstances, could limit its ability to:
▪   grant liens on assets;
▪   make restricted payments (including paying dividends on capital stock or redeeming or  repurchasing capital stock);
▪   make investments;
▪   merge, consolidate or transfer all or substantially all of its assets;
▪   incur additional debt; or
▪   engage in certain transactions with affiliates.

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

The Company’s non-U.S. locations represent a significant portion of the Company’s revenue, and consequently, the Company is increasingly exposed to risks associated with operating internationally.

The Company's operations outside the United States generated approximately 36% of sales in fiscal year 2009 and 31% and 25%, respectively, in fiscal years 2008 and 2007.  As a result of the Company’s foreign sales and locations, the Company’s operations are subject to a variety of risks that are specific to international operations, including the following:

▪   potential restrictions on transfers of funds;
▪   foreign currency fluctuations;
▪   import and export duties and value added taxes;
▪   import and export regulation changes that could erode profit margins or restrict exports;
▪   changing foreign tax laws and regulations;
▪   potential military conflicts, political instability and terrorism;
▪   inflexible employee contracts in the event of business downturns;
▪   uncertainties arising from local business conditions and cultural considerations; and
▪   the burden and cost of compliance with foreign laws.

Manufacturing of electronic component is increasingly shifting to lower-cost production facilities in Asia, and most notably the People’s Republic of China. The Company’s business and prospects have been and could continue to be adversely affected by the shift to the Asian marketplace.  In addition, the Company has operations in several locations in emerging or developing economies that have a potential for higher risk.

ITEM 1A.	RISK FACTORS (Continued):

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

The Company’s response to the subpoenas received from the Securities Exchange Commission has required and may continue to require a significant amount of management time and attention and significant expenditure of funds, which may disrupt or have a negative impact on our business and adversely affect our results of operations.

Both the Company and its wholly-owned subsidiary Titan Supply Chain Services received subpoenas from the SEC on April 13, 2007 in an action captioned "In the Matter of Vitesse Semiconductor Corp." requiring them to produce documents related to their business relationship with Vitesse.  The Company and Titan have been fully cooperating with the SEC investigation.

In April 2007, the Company’s Audit Committee commenced its own related internal investigation.  On April 10, 2009, the Company announced that the Audit Committee completed its internal investigation, which concluded that there is not presently sufficient evidence that the Company or its officers or employees aided and abetted in any alleged violations of the securities laws by Vitesse, that the Company appropriately adjusted its inventory for Vitesse product purchases, returns and sales and that there was evidence of internal control, inventory management and record keeping deficiencies.  The Company, in consultation with the Audit Committee, has remediated, or is in the process of remediating, these deficiencies.

The Company’s response to the SEC investigation and its own internal investigation has required a significant amount of management time and attention.  The Company understands that the SEC investigation is ongoing and may result in additional inquiries, but cannot predict the outcome of such investigation or when it will be completed.  In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will promptly consider such evidence to determine whether any further investigation or action is warranted.  Accordingly, any additional inquiries by the SEC or by the internal investigation may continue to demand significant management time and attention, which could continue to disrupt or have a negative impact on our business.

ITEM 1A.	RISK FACTORS (Continued):

If the Company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or to detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the Company to produce reliable financial reports and is important in its efforts to prevent financial fraud. The Company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. These evaluations may result in the conclusion that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the Company’s internal controls on a regular basis, these controls may not always be effective. For example, the internal investigation of the business relationship between the Company and Vitesse found evidence of internal control, inventory management and record keeping deficiencies. In addition, there are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If the Company fails to maintain an effective system of internal controls or if management or the Company’s independent registered public accounting firm were to discover material weaknesses in the Company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud and it could have a material adverse effect on the Company’s business. In addition, the Company may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq Stock Exchange.  Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause the market price of its common stock to decline or limit the Company’s access to other forms of capital.

The regulatory authorities in the jurisdictions for which the Company ships product could levy substantial fines on the Company or limit its ability to export and re-export products if the Company ships product in violation of applicable export regulations.

A significant percentage of the Company’s sales are made outside of the United States through the exporting and re-exporting of product. Many of the products the Company sells are either manufactured in the United States or based on U.S. technology ("U.S. Products"). As a result, in addition to the local jurisdictions’ export regulations applicable to individual shipments, U.S. Products are subject to the Export Administration Regulations ("EAR") when exported and re-exported to and from all international jurisdictions. Licenses or proper license exceptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the Company operates. Non-compliance with the EAR or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that any export regulatory body determines that any shipments made by the Company violate the applicable export regulations, the Company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the Company’s business.

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

ITEM 1A.	RISK FACTORS (Continued):

The Company’s goodwill and intangible assets could become impaired, which could reduce the value of its assets and reduce its net income in the year in which the write off occurs.

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The Company also attributes value to certain identifiable intangible assets, which consist primarily of customer relationships and non-competition agreements.  The Company will incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of such assets are less than the current carrying values.  The Company evaluates on an annual basis or earlier if events or circumstances have occurred that indicate all, or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to net income would become necessary.

Based upon the results of such testing the Company concluded that a portion of its goodwill was impaired and, as such recorded a non-cash impairment charge of $7,443,000 or $0.41 per basic and diluted share for the year ended February 28, 2009. The impairment charge did not impact the Company’s consolidated cash flows or liquidity.  No impairment existed as of February 28, 2009 with respect to the Company’s identifiable intangible assets.  See Note 1 to the Company’s financial statements appearing in Item 8 and ‘Critical Accounting Policies" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further discussion of the impairment testing of goodwill.

A continued decline in general economic conditions could impact the judgments and assumptions used to determine the fair value of the Company’s businesses and the Company could be required to record an additional impairment charge in the future which potentially could reduce the Company’s total assets, as well as reduce net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

On July 7, 2008, the Company entered into an amendment of its existing lease agreement for its facility in Melville, Long Island, New York.  The facility is approximately 44,000 square feet and will serve as the Company’s executive and corporate offices, including its NIC subsidiary.  The lease term was extended to February 28, 2019 at an annual base rent of $840,579 for the period from January 1, 2009 through December 31, 2009, with 3.5% annual escalations thereafter.

On May 12, 2008, the Company entered into an amendment of its existing lease agreement for its existing warehouse facility in Southaven, Mississippi.  The premises consists of approximately 96,600 square feet.  The amended lease term was extended to November 13, 2018 at an annual base rent of $411,465 for the period from December 1, 2008 through November 30, 2013 and $444,305 for the period from December 1, 2013 through November 30, 2018.

The Company also leases warehouse space in the United Kingdom, Singapore and Hong Kong.  The United Kingdom lease is approximately 7,200 square feet and the lease term is from July 24, 2008 to July 23, 2018.  The annual base rent is approximately 34,500 British pounds.  The Singapore warehouse is approximately 17,600 square feet and the lease term is from October 1, 2007 until November 30, 2009.  The annual base rent is 302,000 Singapore dollars.  The Hong Kong warehouse is approximately 6,600 square feet and the lease term is from August 1, 2007 until July 31, 2009.  The annual base rent is 545,000 Hong Kong dollars.

The Company also leases space for twenty-six (26) branch sales offices in the United States, two (2) in Canada, sixteen (16) in Asia Pacific, one (1) in Australia, two (2) in England, two (2) in Denmark and one (1) in Germany, which range in size from 300 square feet to 9,600 square feet, with lease terms that expire between March 31, 2009 and August 10, 2018.  Annual base rentals range from $2,400 to $188,000 with aggregate base rentals approximating $2,359,000.

The Company believes it can obtain extensions of the leases scheduled to expire in fiscal 2010 on substantially similar terms to those currently in effect.

ITEM 3.	LEGAL PROCEEDINGS.

At times the Company is involved in various lawsuits incidental to its business. At February 28, 2009, management does not believe any litigation matter is material to its financial statements.

In April 2007, the Company received subpoenas in connection with the SEC’s investigation entitled “In the Matter of Vitesse Semiconductor Corp.”  The Company is continuing to fully cooperate with the investigation by the SEC. The Company conducted its own related internal investigation under the direction of the Audit Committee (the internal investigation, together with the SEC investigation, the "Vitesse Matter").  On April 9, 2009, the Audit Committee announced the completion of its internal investigation, which concluded that there is not presently sufficient evidence that the Company or its officers or employees aided and abetted in any alleged violations of the securities laws by Vitesse, that the Company appropriately adjusted its inventory for Vitesse product purchases, returns and sales and that there was evidence of internal control, inventory management and record keeping deficiencies.  The Company, in consultation with the Audit Committee, has remediated, or is in the process of remediating, these deficiencies.  Management is presently unable to predict the outcome or the duration of the SEC investigation and related cost to be incurred by the Company. In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will consider such additional evidence to determine whether any further investigation or action is warranted.

On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud ("Amended Complaint") was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants. Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action which had been commenced by certain purchasers of Vitesse common stock.  In the Amended Complaint, plaintiff alleges that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. As of February 28, 2009, a class has not been certified. The complaint against Nu Horizons was dismissed with prejudice.  The plaintiffs have not determined whether they will appeal that ruling.  Nu Horizons will vigorously defend any such appeal.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended February 28, 2009, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a)
The Company’s common stock is traded on The Nasdaq Global Market under the symbol "NUHC".  The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported by The Nasdaq Global Market.

FISCAL YEAR 2008:	High	Low
First Quarter	$12.83	$9.03
Second Quarter	13.74	8.30
Third Quarter	9.66	6.00
Fourth Quarter	7.44	5.40

FISCAL YEAR 2009:
First Quarter	$6.99	$5.29
Second Quarter	5.73	4.50
Third Quarter	4.95	1.20
Fourth Quarter	2.00	1.00

FISCAL YEAR 2010:
First Quarter (through April 20, 2009)	$2.80	$1.45

b)	As of April 20, 2009, the Company’s common stock was owned by approximately 659 holders of record and 3,810 beneficial holders.

c)
The Company does not anticipate that it will pay any dividends in the foreseeable future.  The Company currently intends to retain future earnings for use in the operation and development of its business and for potential acquisitions.  In addition, the terms of the Company’s loan agreement limit the payment of dividends to no more than 25% of the Company’s consolidated net income.  No dividends were paid in fiscal years 2009 and 2008.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued):

Performance Graph:

The following graph compares the performance of the Company’s common stock for the periods indicated with the performance of the NASDAQ Composite Index and the average performance of a group consisting of the Company’s peer companies. The Peer Group consists of Arrow Electronics, Inc., Avnet, Inc., Bell Microproducts, Inc., and Jaco Electronics, Inc. The Company has removed Agilysys, Inc., and All American Semiconductor, Inc. from its peer group as Agilysys, Inc. is no longer in the same business as the remaining Peer Group and All American Semiconductor, Inc. is no longer trading on a major stock exchange. The graph assumes $100 invested on February 28, 2004 in the Company, the NASDAQ Composite Index, and the Peer Group. Total return indices reflect reinvestment dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2/04	2/05	2/06	2/07	2/08	2/09

Nu Horizons Electronics Corp.	100.00	72.53	90.84	102.81	61.81	20.81
NASDAQ Composite	100.00	84.76	78.48	80.36	78.29	50.47
Peer Group	100.00	95.57	121.05	152.88	134.46	68.24

ITEM 6.	SELECTED FINANCIAL DATA.

	For the Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005
			(As Restated)	(As Restated)	(As Restated)
INCOME STATEMENT DATA(1):

Continuing Operations:
Net sales	$750,954,000	$747,170,000	$668,591,000	$499,515,000	$412,013,000
Gross profit on sales	113,693,000	120,399,000	114,325,000	90,006,000	78,839,000
Gross profit percentage	15.1%	16.1%	17.1%	18.0%	19.1%

Operating Income before Goodwill Impairment Charge	683,000	7,926,000	19,434,000	10,658,000	7,443,000
Goodwill Impairment Charge	7,443,000	—	—	—	—
Operating Income (loss)	(6,760,000)	7,926,000	19,434,000	10,658,000	7,443,000

Net (loss) income	$(9,235,000)	$2,519,000	$7,717,000	$3,413,000	$2,584,000

Earnings (loss) per common share:
Basic	$(.51)	$.14	$.43	$.20	$.15

Diluted	$(.51)	$.14	$.41	$.19	$.15

	As of February 28, 2009	As of February 29, 2008	As of February 28, 2007	As of February 28, 2006	As of February 28, 2005
			(As Restated)	(As Restated)	(As Restated)
BALANCE SHEET DATA(1):

Working capital	$147,141,000	$204,456,000	$171,230,000	$179,417,000	$144,243,000
Total assets	251,355,000	318,343,000	267,989,000	247,055,000	181,125,000
Total bank debt	23,400,000	69,903,000	32,327,000	50,600,000	22,800,000
Long-term liabilities	19,443,000	73,056,000	37,303,000	53,455,000	26,266,000
Shareholders’ equity	143,977,000	151,194,000	147,747,000	135,138,000	127,688,000

(1)	See Note 2 of the Financial Statements contained in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For an understanding of the Company and the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Form 10-K annual report and the consolidated financial statements, including the related notes, and other information appearing in Item 8 of this Form 10-K annual report.  The Company operates on a fiscal year ending on the last day of February.

Overview:

Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of OEMs of electronic products.

The Company operates in two product segments, active electronic components and passive components. The active electronic components segment includes semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. As part of the active electronic components segment, the Company distributes systems from IBM Corporation and Sun Microsystems Inc. The passive components segment includes passive components distributed by NIC and majority-owned subsidiaries NIA and NIE, principally to OEMs, contract manufacturers and other distributors globally, that consist of a high technology line of surface mount and leaded components including capacitors, resistors, inductors and circuit protection components.  NIC, NIA and NIE are a primary source of qualified products to over 9,000 OEMs worldwide.

In recent years, there has been a shift in production of electronic components to Asia due to lower cost.  The Company recognized the industry shift to overseas production and the need to serve its suppliers and customers on a global basis.  As a result, the Company adopted a strategy of expanding its Asian and European operations by investing in human resources and expanding its sales force and engineering personnel.  In prior years, we invested in Asia and currently we have 19 offices, with a warehouse in each of Singapore and Hong Kong.  Sales in Asia for the year ended February 28, 2009 were 18% higher than the year ended February 29, 2008.  However, due to the current economic recession, sales in Asia declined by 21% in the fourth quarter of fiscal 2009, compared to the same period in the prior fiscal year.

In fiscal 2007, we continued our growth strategy of expanding our European presence by acquiring DT Electronics on August 29, 2006, with 48 employees and a warehouse in Coventry, England. In fiscal 2008, we opened our first office in Munich, Germany and on June 6, 2007, the Company acquired Dacom, a franchised electronic component distributor, based in Munich, Germany.  In addition, to further expand our European presence, in September 2008, we acquired C-88, a franchised electronic components distributor based in Hoersholm, Denmark, near Copenhagen.  The DT Electronics, Dacom and the C-88 acquisitions have been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Pursuant to the terms of the C-88 purchase agreement, the Company paid $4,042,000 in cash as of the acquisition date, including transaction costs of $542,000.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. At February 28, 2009, the present value of the minimum payment of $500,000 has been recorded as a short- and long-term liability as Due to seller on the Company's consolidated balance sheet since a payment of $300,000 is due to the seller during the fourth quarter of fiscal 2010 and a payment of $200,000 is due during the fourth quarter of fiscal 2011.  The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

In accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", the contingent consideration will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the year ended February 28, 2009, no additional amount above the $500,000 minimum has been recorded as C-88 is currently not projected to attain the first earnings milestone established in the purchase agreement.

During fiscal 2008, we modified our Systems business by focusing the business on higher margin value-added engagements with mid-tier customers and creating a new selling organization.  Systems sales for the year ended February 28, 2009 increased 16.9% over the year ended February 29, 2008 primarily due to a one-time sale to a large customer on a product that was being discontinued.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Overview (Continued):

It is difficult for the Company, as a distributor, to forecast the material trends of the electronic components industry because the Company does not typically have material forward-looking information available from its customers and suppliers. As such, management relies on the publicly available information published by certain industry groups and other related analyses to evaluate its longer term prospects.

Due to the current economic recession and related decreased product demand, the Company recently has taken several cost reduction actions.  In the third quarter of fiscal 2009, the Company eliminated its employer contribution match to the employee 401K plan and announced a reduction in its workforce.  Additionally, in the fourth quarter of fiscal 2009, the Company announced a further reduction in its workforce and implemented a salary reduction program.  Also, the Company invoked a mandatory one week furlough program during the Company’s first quarter of fiscal 2010. Finally, the Company adjusted its commission plans to reduce commission rates in fiscal 2010.  Collectively, the Company expects these actions to result in approximately $10,000,000 to $12,000,000 in savings annually, excluding approximately $1,151,000 of severance cost incurred in fiscal 2009.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets," the Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment.  In the fourth quarter of 2009, the Company conducted an evaluation of its goodwill for potential impairment which resulted in $7,443,000 in non-cash charges for the fiscal year ended February 28, 2009.

The Company is continuing to fully cooperate with the investigation by the SEC in the action captioned "In the Matter of Vitesse Semiconductor Corp." and conducted its own related internal investigation under the direction of the Audit Committee (referred to herein as the "Vitesse Matter").  On April 9, 2009, the Audit Committee announced the completion of its internal investigation and provided a summary of its conclusions.  The Company’s cooperation with the SEC investigation and its own internal investigation has required the Company to incur significant expenses for professional fees and related expenses. The Company has incurred approximately $3,577,000, $2,602,000 and $75,000 for the fiscal years ended 2009, 2008, and 2007, respectively, for professional fees.  Cumulatively, $6,254,000 of expense for professional fees has been incurred to date since fiscal 2007 related to the Vitesse Matter.  Management believes that as a result of the completion of the internal investigation, the Company’s expenditures will decline in future fiscal periods.  However, management is presently unable to predict the outcome of the SEC investigation and related cost to be incurred by the Company.  In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will consider such additional evidence to determine whether any further investigation or action is warranted.

In the fourth quarter of fiscal 2008, the Company reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services.  In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent," the Company has revised its revenue presentation to net as an agent and therefore reduced sales and cost of sales in fiscal years 2008 and 2007 by $69,209,000 and $70,252,000, respectively.  Titan revenue is now reported in sales as a fee for services for all periods presented.  There was no change to net income resulting from this change in classification.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in "Forward-Looking Statements," "Risk Factors" and "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Overview (Continued):

Sales Analysis:

The table below provides a year-over-year summary of sales by operating segment for active electronic components and passive components for the Company:

Three-Year Analysis of Sales:  By Operating Segment

	Year Ended						Percentage Change
	February 28, 2009	% of Total	February 29, 2008	% of Total	February 28, 2007	% of Total	2009 to 2008	2008 to 2007
	(Dollars in thousands)
Sales by Type:
Active ElectronicComponents	$697,270	92.9%	$688,131	92.1%	$602,183	90.1%	1.3%	14.3%
Passive Components	53,684	7.1	59,039	7.9	66,408	9.9	(9.1)	(11.1)
	$750,954	100.0%	$747,170	100.0%	$668,591	100.0%	0.5%	11.8%

The table below provides a year-over-year summary of sales by geographic area for the Company:

Three-Year Analysis of Sales:  By Geography

	Year Ended						Percentage Change
	February 28, 2009	% of Total	February 29, 2008	% of Total	February 28, 2007	% of Total	2009 to 2008	2008 to 2007
	(Dollars in thousands)
Sales by Geographic Area:
North America	$479,125	63.8%	$512,749	68.7%	$533,598	79.8%	(6.6)%	(3.9)%
Asia	204,361	27.2	172,932	23.1	111,483	16.7	18.2	55.1
Europe	67,468	9.0	61,489	8.2	23,510	3.5	9.7	161.5
	$750,954	100.0%	$747,170	100.0%	$668,591	100.0%	0.5%	11.8%

For the year ended February 28, 2009, net sales increased to $750,954,000 from $747,170,000 for the prior year. Net loss for the year ended February 28, 2009 was $9,235,000 or $.51 per basic and diluted shares as compared to net income of $2,519,000 or $.14 per basic and diluted shares in the prior fiscal year. The net loss for fiscal 2009 is primarily attributed to the $7,443,000 goodwill impairment charge, $3,577,000 of professional fees for the Vitesse Matter and $1,151,000 of severance related to the reductions in workforce.

Sales of active electronic components increased 1.3% in fiscal 2009 over 2008 primarily due to an increase in System sales and the acquisition of C-88 in September 2008, and 14.3% in fiscal 2008 over 2007 primarily due to our acquisitions and growth in Europe as detailed below.

Sales of passive components declined in fiscal 2009 compared to fiscal 2008 by 9.1% primarily due to the recent global economic recession and 11.1% in fiscal 2008 compared to fiscal 2007 primarily due to the loss of several large OEM customers.

North American sales in fiscal 2009 have decreased compared to the prior year primarily due to the transfer of business to Asia and a decrease in North America sales during the second half of fiscal 2009 due to the recent global economic recession.

Sales in Asia increased 18.2% in fiscal 2009 and 55.1% in fiscal 2008 when compared to the prior year due to our continued growth and the continued transfer of business to Asia from North America.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Sales Analysis (Continued):

Europe sales have increased 9.7% in fiscal 2009 and 161.5% in fiscal 2008 compared to the prior year primarily due to market expansion in England, driven by our acquisition of DT Electronics in England on August 29, 2006, the commencement of operations in Germany, followed by our acquisition of Dacom in Munich, Germany in June 2007, and the acquisition of C-88 in Denmark in September 2008.

Results of Operations:

The following table sets forth for the fiscal years ended February 2009, 2008 and 2007, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
			(As Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.9	83.9	82.9
Gross profit	15.1	16.1	17.1
Selling, general and administrative expenses	15.0	15.1	14.2
Goodwill impairment charge	1.0	0.0	0.0
Interest expense	0.4	0.6	0.6
Interest (income)	0.0	0.0	(0.1)
Income (loss) before taxes and minority interest	(1.3)	0.5	2.4
Income tax provision (benefit)	(0.1)	0.1	1.2
Income (loss) after taxes, before minority interests	(1.2)	0.4	1.2
Minority interests	0.0	0.0	0.1
Net income (loss)	(1.2)	0.3	1.2

Fiscal Year 2009 versus 2008
Results of Operations:

Consolidated net sales for the year ended February 28, 2009 were $750,954,000 as compared to $747,170,000 for the comparable period of the prior year, an increase of $3,784,000 or 0.5%.

Sales of active electronic components for the year ended February 28, 2009 were $697,270,000 as compared to $688,131,000 for the comparable period of the prior year, an increase of approximately $9,139,000 or 1.3%.  This sales increase is primarily due an increase of System sales of $8,524,000, the expansion of its line card and customer base, and the acquisition of C-88, partially offset by a decrease in sales during the second half of fiscal 2009 due to the recent global economic recession.  The recent economic and credit crisis makes it difficult for management to estimate the Company’s overall sales volume and earnings for fiscal 2010. Management believes, however, that in the near term the industry will continue to experience a global decline in overall sales volume as compared to recent prior periods.

Passive components sales for the year ended February 28, 2009 were $53,684,000 compared to $59,039,000 for the year ended February 29, 2008, a decrease of $5,355,000 or 9.1%, primarily due to the recent global economic recession. Several major customers curtailed or halted production of certain programs in the second half of fiscal 2009.

Consolidated gross margin was 15.1% in fiscal 2009 as compared to 16.1% for the comparable period of the prior year.    The decline in gross margin for the year ended February 28, 2009 is attributed to an increase in lower margin sales in the Asia/Pacific markets in order to secure high volume business from large Asian contract manufacturers and a change in product mix to include a higher amount of lower margin business in North America and Europe. Reduced supplier discounts aggregating $2,630,000, higher freight costs of $1,579,000 and a Systems sale of $13,841,000 at a low margin to a large customer of an end-of-life product, among other factors, also contributed to the decline in gross profit margin during the year ended February 28, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Results of Operations (Continued):

As a percentage of sales, selling, general and administrative expenses decreased to 15.0% from 15.1% in the comparable period of the prior year.  Selling, general and administrative expenses increased $537,000 or 0.5% over the prior period primarily due to: (i) an increase of $987,000 for operating expenses attributed to our newly acquired C-88 operation, (ii) a $975,000 increase in professional fees related to the Vitesse Matter; (iii) an increase of $890,000 in severance related to the reduction in workforce during the third and fourth quarter of 2009; (iv) $261,000 of increased warehouse costs for severance  related to the consolidation of the Company’s Melville, New York warehouse into the expanded Mississippi warehouse; and (v) an increase in other selling and general and administrative expenses of $311,000. These increases were partially offset by a decrease of $2,887,000 in selling and administrative expenses primarily due to a reduction in workforce during the third and fourth quarters of fiscal 2009 and a salary reduction program implemented in the fourth quarter of fiscal 2009.

In the fourth quarter of 2009, the Company conducted an evaluation of its goodwill for potential impairment which resulted in an impairment charge to the active electronics components segment of $7,443,000 or $0.41 per basic and diluted shares in non-cash charges in the year ended February 28, 2009.

Interest expense decreased 31.3% to $3,141,000 for the year ended February 28, 2009 from $4,570,000 from the prior period primarily due to lower average borrowings and lower average interest rates compared to the prior year period.

Income tax expense as a percentage of income before provision for income tax and minority interest ("effective tax rate") was a benefit of 8.5% and a provision of 21.3% for the years ended February 28, 2009, and February 29, 2008, respectively.  The effective tax rate is lower than the statutory rate of 35% for the year ended February 28, 2009, primarily due to income earned at tax rates lower than the U.S. tax rate, lower state and local income taxes and tax benefit derived from foreign tax credit, partially offset by an increase in the valuation allowance for certain foreign net operating losses. Also, in preparing our fiscal 2008 tax return, we determined that certain tax adjustments for permanent items to the Company’s tax provision were required resulting in the recording of an additional tax benefit of $662,000 for the year ended February 28, 2009.  There was no income tax benefit recognized for the goodwill impairment charge of $7,443,000 recorded for the period ended February 28, 2009.  The effective tax rate is lower than the statutory rate of 35% for the year ended February 29, 2008 primarily due to lower international tax rates than United States statutory rate caused by the tax benefit associated with the election in 2008 to permanently reinvest foreign income in the respective foreign country, partially offset by penalties and interest associated with the correction of errors in our United States federal and state income tax returns for prior fiscal years.  Refer to Note 9 of the Notes to Consolidated Financial Statements for a reconciliation of our income tax (benefit) provision for 2008.

Net loss for the year ended February 28, 2009 was $9,235,000 or $.51 per basic and diluted share as compared to net income of $2,519,000 or $0.14 per basic and per diluted share for the year ended February 29, 2008. The net loss for fiscal 2009 is primarily attributed to the $7,443,000 goodwill impairment charge, $3,577,000 of professional fees for the Vitesse Matter and $1,151,000 of severance related to the reduction in workforce.

Fiscal Year 2008 versus 2007 (as restated)
Results of Operations:

Consolidated net sales for the year ended February 29, 2008 were $747,170,000 as compared to $668,591,000 for the comparable period of the prior year, an increase of $78,579,000 or 11.8%.

Sales of active electronic components for the year ended February 29, 2008 were $688,131,000 as compared to $602,183,000 for the comparable period of the prior year, an increase of approximately $85,948,000 or 14.3%.  Management believes this sales increase is due to increased market share resulting from the industry consolidation, the Company's increased sales personnel, the expansion of both its line card (franchised suppliers) and its global customer base, and acquisitions.  This was partially offset by a decline in the sales of Systems.

Passive components sales for the year ended February 29, 2008 were $59,039,000 compared to $66,408,000 for the year ended February 28, 2007, a decrease of $7,369,000 or 11.1%.  This decrease is primarily due to the loss of several large OEM customers, which management believes shifted their production to competitor contractors in Asia.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Results of Operations (Continued):

Consolidated gross profit margin as a percentage of net sales was 16.1% for the year ended February 29, 2008 as compared to 17.1% for the year ended February 28, 2007.  The decreased margin is due to product mix, and increased order size of lower margin business coupled with increased sales in the Asian market, which requires lower selling prices due to volume demand from large Asian contract manufacturers.

As a percentage of sales, operating expenses increased to 15.1% as compared to 14.2% in the prior year.  Operating expenses increased to $112,473,000 for the year ended February 29, 2008 from $94,891,000 for the year ended February 28, 2007, an increase of $17,582,000 or 18.5%.  The dollar increase in operating expenses was primarily due to increases in the following expense categories:  Approximately $10,240,000 or 58% of the increase was for personnel related costs resulting from increased staffing levels and related commissions to support increased sales including staffing for our start-up operation in Germany which had no operations in fiscal 2007.  Approximately $4,100,000 or 23% of the increase was for professional fees due to the prior year's financial statement restatement (see Note 2 to the Financial Statements) and ongoing SEC inquiry and the Company's related internal investigation of the Vitesse Matter.  Approximately $3,242,000 or 19% of the increase was a result of net increases in various other expenses and fees such as rent, utilities, telephone, insurance, and computer expenses, among others, which represent an aggregate 4% of the Company’s total overhead.

Interest expense increased to $4,570,000 for the year ended February 29, 2008 as compared to $3,850,000 for the year ended February 28, 2007.  This increase in interest expense resulted from higher levels of bank borrowings during the 2008 fiscal year to support the increase in accounts receivable and inventory levels, as well as the effect of increased interest rates on those borrowings during such fiscal year.

The effective tax rate was 21.3% and 49.4% in fiscal 2008 and 2007, respectively.   The effective tax rate for fiscal 2008 was impacted by lower international tax rates than the United States statutory rate caused by the tax benefit associated with the election in 2008 to permanently reinvest foreign income in the respective foreign country partially offset by Federal and state interest and penalties associated with the correction of errors in our United States federal and state income tax returns for prior fiscal years and stock option related tax benefits. The effective tax rate was 49.4% in fiscal 2007 and was impacted by interest and penalties of $745,000 related to the correction of errors in our U.S. Federal return and state income taxes.

Net income for the year ended February 29, 2008 was $2,519,000 or $.14 per basic and diluted shares as compared to $7,717,000 or $.43 per basic and $.41 per diluted share for the year ended February 28, 2007.

Liquidity and Capital Resources:

The Company's current ratio (current assets divided by current liabilities) was 2.7:1 at February 28, 2009. Working capital was $147,141,000 at February 28, 2009 as compared to $204,456,000 at February 29, 2008.

In fiscal 2009, approximately $49,350,000 of cash was repaid under the Company’s Revolving Credit Line (as defined below) which repayment was funded by cash flow from operations, primarily due to a decrease in accounts receivable and a decrease in inventory.  The Company used $4,042,000 and $2,186,000 to fund its acquisition of C-88 and capital expenditures, respectively.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At February 28, 2009, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 1.75%, at the option of the Company, through September 30, 2011, the due date of the loan.  On August 29, 2008, the Company entered into an amendment to the Revolving Credit Line which increased the interest rate on borrowings by 25 basis points to LIBOR plus 1.75% and increased the commitment fee by 50 basis points.  The interest rate at February 28, 2009 was 3.25%.   Direct borrowings under the Revolving Credit Line were $14,950,000 at February 28, 2009, and $64,300,000 at February 29, 2008. As of February 28, 2009, the Company was in violation of certain required bank covenants and subsequently obtained an amendment and waiver of such covenants from its bank lending group.  In connection with the aforementioned waiver obtained on April 27, 2009, the Company agreed to (i) reduce the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Liquidity and Capital Resources (Continued):

maximum amount available to be borrowed under the Revolving Credit Line from $150,000,000 to $120,000,000, (ii) increase the interest rate payable under its Revolving Credit Line to (x) the lead bank’s prime rate plus 1.75% or (y) LIBOR plus 3.5%, at the option of the Company, (iii) increase its commitment fee from ..25% to .50% and (iv) pay fees of $125,000. As a result of these amendments, the Company will incur higher interest and bank expenses in fiscal 2010.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  Borrowings under the Singapore Credit Line utilize an asset-based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end.  Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5%.  The interest rate at February 28, 2009 was 2.64% and at February 29, 2008 was 5.4%.  Direct borrowings under the Singapore Credit Line were $5,000,000 at February 28, 2009 and February 29, 2008. The Singapore Credit Line expires on November 20, 2009.  Management believes it will be able to extend the Singapore Credit Line before it expires on terms that are substantially the same as the existing terms; however, no assurances can be given in this regard.

The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £2,500,000 (approximately $3,575,000) at February 28, 2009, which bears interest at the bank's base rate plus 1.55%.  The interest rate at February 28, 2009 was 4.55% and at February 29, 2008 was 5.25%.  The Company owed $1,944,000 and $603,000 at February 28, 2009 and February 29, 2008, respectively.  The U.K. Credit Line renews annually in July.  Management believes it will be able to extend the U.K. Credit Line on terms that are substantially the same as the existing terms; however, no assurances can be given in this regard.

The Company has a bank credit agreement with a bank in Denmark ("the Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,694,000) as of February 28, 2009, at the current prevailing interest rate (7.9% at February 28, 2009).  Borrowings under the Danish Credit Line were 8,953,000 Danish Kroner ($1,506,000) at February 28, 2009.  Management believes it will be able to extend the Danish Credit Line on terms that are substantially the same as the existing terms; however, no assurances can be given in this regard.

At February 28, 2009, after giving effect to the waiver, the Company had approximately $79,350,000 in the aggregate available under all of its bank credit facilities.

In September 2008, we acquired C-88, a franchised electronic components distributor based in Hoersholm, Denmark. Pursuant to the terms of the purchase agreement, the Company paid $4,042,000 in cash including acquisition costs.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.  Minimum payments of $300,000 and $200,000 are due to the seller in the fourth quarter of fiscal 2010 and the fourth quarter of fiscal 2011, respectively.

On August 29, 2006, the Company acquired DT Electronics, a company engaged in the electronics components business in the United Kingdom.  The initial purchase price for DT Electronics as of the acquisition date was $5,731,000.  The transaction also provides for potential additional payments to the seller in three installments through 2009 from a guaranteed minimum of approximately $1,611,000 to a maximum of approximately $4,989,000, which amounts are calculated using current exchange rates.  Payments of any amounts above the minimum are contingent upon the attainment of certain earnings milestones by DT Electronics during the three year period.  The Company has accrued the maximum estimated payment currently since DT Electronics has achieved the earnings milestones established by the agreement.  The DT Electronics acquisition was funded from existing cash on hand and all three installment payments have been completed.

On June 6, 2007, the Company acquired Dacom in Germany for $2,857,000 from cash on hand.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned bank agreements, together with any amendments or extensions thereof, will be sufficient to finance its operations for at least the next twelve-month period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Critical Accounting Policies and Estimates:

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies and litigation, on an ongoing basis.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Operating Segments - In the fourth quarter of fiscal 2009, the Company  reevaluated its accounting policy for operating segments and identified two operating segments under the requirements of FAS 131 ("Disclosure About Segments of an Enterprise and Related Information") consisting of active electronic components and passive components.

The active electronic components segment includes mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors, diodes and systems products.  Passive components distributed by NIC, principally to OEMs, contractors and other distributors globally, consist of a high technology line of surface mount and leaded components, including capacitors, resistors, inductors and circuit protection components.

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

In the fourth quarter of fiscal 2008, the Company reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services.  In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent," the Company has revised its revenue presentation for its Titan division to net as an agent and therefore reduced sales and cost of sales in fiscal years 2008 and 2007 by $69,209,000 and  $70,252,000, respectively.  Titan revenue is now reported in sales as a fee for services for all periods presented.  There was no change to net income resulting from this change in classification.

Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts for estimated bad debts.  Our estimate of the allowances needed is based on the ability of the Company’s customers to make payments.  If the ability of the customers to make payments were to deteriorate, additional allowances might be required thereby reducing our operating income.  For example, at fiscal year end, each additional 1% accounts receivable allowance would reduce operating income by approximately $1,150,000 for the year ended February 28, 2009.

Inventory Valuation - Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand, market conditions and the ability to return inventory pursuant to our distributor franchise agreements.  In prior periods, reserves required for obsolescence were not material to our financial statements.  If assumptions about future demand or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, at fiscal year end, each additional 1% of obsolete inventory or inventory that the Company was unable to return pursuant to its distributor or related agreements, would reduce operating income by approximately $1,106,000 for the year ended February 28, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Critical Accounting Policies and Estimates (Continued):

Accounting for Income Taxes – Management's judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the need for a valuation allowance against net deferred tax assets.  Realization of the carrying value of the Company's deferred tax assets is dependent upon, among other things, our ability to generate sufficient future taxable income in certain tax jurisdictions.  We record a valuation allowance to reduce our deferred tax assets to the amount that management determines is more likely than not to be realized. In assessing whether a valuation allowance is required, we consider a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Should the Company determine that it is not more likely than not that it will be able to realize all or part of its deferred tax assets in the future, a valuation allowance will be recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made.

In addition, the Company establishes reserves for uncertain tax positions unless such positions are determined to be "more likely than not" of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are "more likely than not" of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are "more likely than not" of being sustained. As a result, there may be differences between the anticipated and actual outcomes of these matters that may result in reversals of reserves or the need for additional tax liabilities in excess of the reserved amounts.  To the extent such adjustments are warranted, the Company's effective tax rate may potentially fluctuate as a result.

Goodwill and Other Indefinite-Lived Intangible Assets – In assessing the recoverability of our goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus we may be required to record impairment charges for those assets not previously recorded.

The Company evaluates goodwill and other indefinite–lived intangible assets on an annual basis or earlier if events or circumstances have occurred that indicate all, or a portion of the carrying amount of such assets may no longer be recoverable, in which case an impairment charge to net income would become necessary.

Goodwill is reviewed for impairment using a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of the reporting units to the respective carrying value.  The Company identified the reporting units to be tested to be:  Nu Horizons Europe Limited ("NUE") in England, Nu Horizons Electronics GmbH ("NUD") in Germany and C-88 AS ("C-88") in Denmark. These reporting units were identified as the only reporting units with goodwill attributed to them and all of these reporting units are part of the active electronic components operating segment.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than the fair value, the second step must be performed to compute the amount of goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess.

Based upon the results of the impairment testing, the Company concluded that all of its goodwill attributed to NUE was impaired and, as such, recorded a non-cash impairment charge of $7,443,000 or $0.41 per basic and diluted shares for the year ended February 28, 2009. The impairment charge did not impact the Company’s consolidated cash flows or liquidity.  No impairment existed as of February 28, 2009 with respect to the Company’s identifiable intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Critical Accounting Policies and Estimates (Continued):

Recent Accounting Pronouncements Affecting the Company:

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement No. 162"). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy).  Statement No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The adoption of Statement No. 162 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transaction costs be expensed as incurred. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company will adopt Statement No. 141(R) in the first quarter of fiscal 2010 but it is not expected to materially impact the Company’s consolidated financial position or results or operations and will impact the manner in which the Company accounts for future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("Statement No. 160"). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in the parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the statement of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("Statement No. 157").  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Specifically, Statement No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The provisions of Statement No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of Statement No. 157 should be applied retrospectively.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company adopted Statement No. 157 in the first quarter of fiscal 2009 and there was no material impact on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements:

As of February 28, 2009, the Company had no off-balance sheet arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Contractual Obligations:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years

Revolving Credit Lines with Interest(1)	$25,586,000	$9,452,000	$16,134,000	$—	$—
Equipment Leases	258,000	258,000	—	—	—
Operating Leases	19,573,000	3,723,000	4,914,000	3,601,000	7,335,000
Employment Agreements(2)	3,929,000	—	720,000	1,441,000	1,768,000
Total	$49,346,000	$13,433,000	$21,768,000	$5,042,000	$9,103,000

(1)
Amounts represent an estimate of the interest expense on the revolving credit lines based on the outstanding balances as of February 28, 2009 until the expiration date of the revolving credit lines at an estimated rate of interest.

(2)	Base salary excluding potential bonuses.

At April 20, 2009, the Company had $144,677,000 of purchase orders outstanding with suppliers which generally can be cancelled with 30 days notice.

Inflationary Impact:

Since the inception of operations, inflation has not significantly affected the Company’s operating results.  However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk:

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s credit facilities bear interest based on fluctuating interest rates.  The interest rate under its Revolving Credit Line is tied to the prime or LIBOR rate, the interest rate under its UK Credit Line is tied to the Bank of England's base rate, and the interest rate under the Singapore Credit Line is tied to SIBOR; all of these interest rates may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $679,000 for the year ended February 28, 2009 and $601,000 for the year ended February 29, 2008.  As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.  The Company has not entered into any instruments, such as interest rate swaps, in an effort to manage its interest rate risk.

Foreign Currency Exchange Rate Risk:

The Company has several foreign subsidiaries in Asia, the United Kingdom, Germany, Denmark and Canada.  The Company does business in more than one dozen countries and currently generates approximately 36% of its revenues from outside North America.  The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $93,707,000 and $87,293,000 at February 28, 2009 and February 29, 2008, respectively, translated into U.S. dollars at the closing exchange rates on such dates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates.  These risks could have a material impact on the Company’s results in future periods.  The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter or year ended February 28, 2009 or the year ended February 29, 2008.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
			(As Restated, see Note 2)

NET SALES	$750,954,000	$747,170,000	$668,591,000

COSTS AND EXPENSES:
Cost of sales	637,261,000	626,771,000	554,266,000
Selling, general and administrative expenses	113,010,000	112,473,000	94,891,000
Goodwill impairment charge	7,443,000	—	—
	757,714,000	739,244,000	649,157,000

OPERATING INCOME (LOSS)	(6,760,000)	7,926,000	19,434,000

OTHER (INCOME) EXPENSE:
Interest expense	3,141,000	4,570,000	3,850,000
Interest income	(100,000)	(241,000)	(580,000)
	3,041,000	4,329,000	3,270,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND MINORITY INTERESTS	(9,801,000)	3,597,000	16,164,000

Provision (benefit)for income taxes	(837,000)	766,000	7,991,000

INCOME (LOSS) BEFORE MINORITY INTERESTS	(8,964,000)	2,831,000	8,173,000

Minority interest in earnings of subsidiaries	271,000	312,000	456,000

NET (LOSS) INCOME	$(9,235,000)	$2,519,000	$7,717,000

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(.51)	$.14	$.43
Diluted	$(.51)	$.14	$.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,043,834	17,931,356	17,871,671
Diluted	18,043,834	18,582,130	18,641,475

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2009	February 29, 2008

- ASSETS -
CURRENT ASSETS:
Cash	$4,793,000	$3,886,000
Accounts receivable – less allowances of $3,438,000 and $4,269,000, respectively	111,572,000	150,270,000
Inventories	107,877,000	134,691,000
Deferred tax asset	3,323,000	3,135,000
Prepaid expenses and other current assets	4,979,000	4,306,000
TOTAL CURRENT ASSETS	232,544,000	296,288,000

PROPERTY, PLANT AND EQUIPMENT – NET	4,827,000	4,529,000

OTHER ASSETS:
Cost in excess of net assets acquired	5,020,000	9,925,000
Intangibles – net	3,742,000	2,500,000
Other assets	5,222,000	5,101,000

TOTAL ASSETS	$251,355,000	$318,343,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$67,133,000	$79,236,000
Accrued expenses	8,202,000	8,615,000
Due to seller	296,000	3,245,000
Bank debt	8,450,000	603,000
Income taxes payable	1,322,000	133,000
TOTAL CURRENT LIABILITIES	85,403,000	91,832,000

LONG TERM LIABILITIES
Bank debt	14,950,000	69,300,000
Due to seller	190,000	—
Executive retirement plan	2,400,000	1,684,000
Deferred tax liability	1,903,000	2,072,000
TOTAL LONG TERM LIABILITIES	19,443,000	73,056,000

MINORITY INTEREST IN SUBSIDIARIES	2,532,000	2,261,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,578,946 and 18,392,457 shares issued and outstanding as of February 28, 2009 and February 29, 2008, respectively	122,000	121,000
Additional paid-in capital	56,386,000	54,979,000
Retained earnings	87,386,000	96,621,000
Other accumulated comprehensive income (loss)	83,000	(527,000)
TOTAL SHAREHOLDERS’ EQUITY	143,977,000	151,194,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,355,000	$318,343,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Shareholders’ Equity
Balance at February 28, 2006 (as estated, see Note 2)	17,431,482	$115,000	$48,629,000	$86,385,000	$9,000	$—	$135,138,000

Exercise of stock options	463,552	3,000	2,723,000	—	—	—	2,726,000
Income tax benefit from stock options exercised	—	—	1,413,000	—	—	—	1,413,000
Stock option expense	—	—	443,000	—	—	—	443,000
Issuance of restricted stock	263,000	2,000	304,000	—	—	—	306,000
Foreign currency translation	—	—	—	—	4,000	4,000	4,000
Net income (as restated, see Note 2)	—	—	—	7,717,000	—	7,717,000	7,717,000
Comprehensive income						7,721,000

Balance at February 28, 2007 (as
restated, see Note 2)	18,158,034	120,000	53,512,000	94,102,000	13,000		147,747,000

Exercise of stock options	27,000	—	210,000	—		—	210,000
Income tax benefit from stock options exercised	—	—	45,000	—	—	—	45,000
Stock option expense	—	—	490,000	—	—	—	490,000
Issuance of restricted stock	207,423	1,000	722,000	—	—	—	723,000
Foreign currency translation	—	—	—	—	(540,000)	(540,000)	(540,000)
Net income	—	—	—	2,519,000	—	2,519,000	2,519,000
Comprehensive income						1,979,000
Balance at February 29, 2008	18,392,457	121,000	54,979,000	96,621,000	(527,000)		151,194,000

Exercise of stock options	91,582	1,000	354,000	—		—	355,000
Income tax benefit from stock awards exercised	—	—	5,000	—	—	—	5,000
Stock option expense	—	—	309,000	—	—	—	309,000
Issuance of restricted stock	109,849		818,000	—	—	—	818,000
Retirement of restricted shares	(14,942)		(79,000)				(79,000)
Foreign currency translation	—	—	—	—	610,000	610,000	610,000
Net loss	—	—	—	(9,235,000)	—	(9,235,000)	(9,235,000)
Comprehensive (loss) income						$(8,625,000)
Balance at February 28, 2009	18,578,946	$122,000	$56,386,000	$87,386,000	$83,000	—	$143,977,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
			(As Restated, see Note 2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

Cash flows from operating activities:
Cash received from customers	$789,991,000	$716,847,000	$722,922,000
Cash paid to suppliers and employees	(728,820,000)	(732,359,000)	(700,393,000)
Interest paid	(3,035,000)	(4,500,000)	(4,129,000)
Interest received	100,000	241,000	580,000
Income taxes paid	(2,148,000)	(11,191,000)	(2,701,000)
Net cash provided by (used in) operating activities	56,088,000	(30,962,000)	16,279,000

Cash flows from investing activities:
Capital expenditures	(2,186,000)	(2,808,000)	(1,069,000)
Acquisition payment DT Electronics	(3,410,000)	(1,744,000)	(6,098,000)
Acquisition of Dacom-Süd Electronic Vertriebs GmbH	—	(2,593,000)	—
Acquisition payment C-88	(4,042,000)	—	—
Net cash (used in) investing activities	(9,638,000)	(7,145,000)	(7,167,000)

Cash flows from financing activities:
Borrowings under revolving credit line	298,720,000	317,605,000	214,933,000
(Repayments) under revolving credit line	(345,223,000)	(280,029,000)	(236,305,000)
Proceeds from exercise of stock options	355,000	210,000	2,726,000
Realized tax benefit of compensation expense	(5,000)	—	1,413,000
Proceeds from settlement of subordinated note	—	—	2,000,000
Net cash (used in) provided by financing activities	(46,153,000)	37,786,000	(15,233,000)

Effect of exchange rate changes	610,000	(540,000)	(5,000)

Net increase (decrease) in cash and cash equivalents	907,000	(861,000)	(6,126,000)

Cash and cash equivalents, beginning of year	3,886,000	4,747,000	10,873,000

Cash and cash equivalents, end of year	$4,793,000	$3,886,000	$4,747,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
			(As Restated, see Note 2)

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH FROM OPERATING ACTIVITIES

NET (LOSS) INCOME	$(9,235,000)	$2,519,000	$7,717,000

Adjustments:
Depreciation and amortization	2,239,000	1,768,000	1,392,000
Bad debt reserve	(341,000)	—	447,000
Goodwill impairment charge	7,443,000	—	—
Loss on disposal of fixed asset	27,000	—	—
Deferred income tax	(431,000)	(1,760,000)	198,000
Income tax benefit from stock awards exercised	5,000	—	—
Minority interest	271,000	312,000	456,000
Stock based compensation	1,127,000	1,258,000	749,000
Retirement plan	716,000	484,000	600,000

Changes in assets and liabilities - net of effect of acquisitions:
Accounts receivable	39,038,000	(29,301,000)	(14,541,000)
Inventories	26,813,000	(1,926,000)	9,009,000
Prepaid expenses and other current assets	(673,000)	319,000	(2,697,000)
Other assets	(88,000)	23,000	(2,410,000)
Accounts payable and accrued expenses	(8,675,000)	6,533,000	6,191,000
Income taxes	(2,148,000)	(11,191,000)	4,178,000
Due to seller	—	—	4,990,000

Net cash provided by (used in) operating activities	$56,088,000	$(30,962,000)	$16,279,000

Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
Issuance of restricted stock	$818,000	$723,000	$306,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.	Organization:

Nu Horizons Electronics Corp. and its subsidiaries (both wholly- and majority-owned) (collectively, the "Company"), are wholesale and export distributors of active electronic components and passive electronic components throughout the United States, Asia, Australia and Europe.

b.	Principles of Consolidation:

The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pty Ltd ("NUZ"), Nu Horizons Electronics NZ Ltd. ("NUN"), Nu Horizons Electronics (Shanghai) Co Ltd. ("NUS"), Nu Horizons Electronics Asia Pte Ltd. Korea ("NUK"), Nu Horizons Electronics Limited ("NUE," formerly known as DT Electronics Limited ("DT Electronics"), Nu Horizons Electronics GmbH ("NUD," formerly known as Dacom-Süd Electronic Vertriebs GmbH "Dacom"), C-88 AS ("C-88"), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), Nu Horizons Electronics Hong Kong Ltd. ("NUO") and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE") and NIC Components Asia PTE LTD ("NIA").  All intercompany balances and transactions have been eliminated.

c.	Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States, management makes certain estimates and assumptions that affect reported amounts and disclosures.   Actual results could differ from those estimates.

d.	Concentration of Credit Risk/Fair Value:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits.  Management attempts to monitor the soundness of the financial institutions and believes the Company’s risk is not material.  Concentrations with regard to accounts receivable are limited due to the Company’s large customer base.

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.  In excess of 90% of the Company’s total inventories are covered by product line distributor agreements whereby the Company has the right to return certain slow-moving and obsolete inventory to its suppliers.  Obsolescence charges for inventory not covered by such agreements have not been material to date.

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

Effective March 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For benefits to be recognized in the financial statements, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing the Company’s accounting for income taxes in connection with the application of FIN 48, the Company determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 – Accounting for Income Taxes.  Consequently, there was an understatement of the Company’s provision for income tax expense for prior periods and the related U.S. income tax obligations, requiring the restatement of the Company’s financial statements for the fiscal year ended February 28, 2007 (see Note 2).  After giving effect to the restatement, the subsequent adoption of FIN 48 did not have a material effect on the Company’s financial statements.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to fiscal 2005. The Company is currently under examination by the Internal Revenue Service for fiscal 2006 and fiscal 2007. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination.  For the years under examination and for those still subject to examination, the Company does not expect any significant changes in taxable income.  While the Company intends to contest any future tax assessments for potential audit issues, no assurance can be provided that the Company would ultimately prevail.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

j.	Revenue Recognition:

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

In the fourth quarter of 2008, the Company reevaluated its accounting policy for revenue reporting for its Titan division which provides primarily supply chain services.  In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent," the Company has revised its revenue presentation to net as an agent and therefore reduced sales and cost of sales in fiscal years 2008 and 2007 by $69,209,000 and $70,252,000, respectively.  Titan revenue is now reported in sales as a fee for services for all periods presented.  There was no change to net income resulting from this change in classification.

k.	Shipping and Handling Costs:

Shipping and handling costs incurred by the Company are included in cost of sales and aggregated $3,369,000, $1,790,000 and $932,000 for fiscal 2009, 2008 and 2007, respectively.

l.	Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred.  For fiscal 2009, 2008 and 2007, such costs aggregated $661,000, $899,000 and $385,000, respectively.

m.	Earnings Per Common Share:

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

	Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
NUMERATOR
Net (loss) income	$(9,235,000)	$2,519,000	$7,717,000

DENOMINATOR
Weighted average shares outstanding – Basic	18,043,834	17,931,356	17,871,671
Assumed conversion of stock options and restricted shares	—	650,774	769,804
Weighted average shares – Diluted	18,043,834	18,582,130	18,641,475

Net (loss) income per share:
Basic	$(.51)	$.14	$.43
Diluted	$(.51)	$.14	$.41

The above calculations for fiscal years 2009, 2008 and 2007 exclude 1,823,147, 344,750 and 165,750 options, respectively and 480,453, 109,000, and 0 restricted shares, respectively, as their effect was antidilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

n.	Stock-Based Compensation:

Effective March 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement No. 123R"), which requires share-based payment ("SBP") awards exchanged for employee services to be measured at fair value and expensed in the consolidated statements of operations over the requisite employee service period.

Prior to March 1, 2006, the Company accounted for SBP awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant.  The Company elected to adopt, for periods prior to March 1, 2006, the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" (collectively, "Statement No. 123") which used a fair value based method of accounting for SBP awards.

Statement No. 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model.  The fair value of the Company's stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized under Statement No. 123.

The fair value of each option was estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions.

	2009	2008	2007
Option Plans:
Dividends	—	—	—
Expected term *	5 – 7 years	2 – 7 years	2 – 7 years
Risk free interest rate **	3.28% to 3.75%	4.0%	4.0%
Volatility rate ***	42.5% to 60.1%	58.4%	55.6%

*The expected term represents the weighted average period the option is expected to be outstanding and based primarily on the historical exercise behavior of employees.

** The risk-free rate interest rate is based on the United States Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

*** The volatility rate is measured using historical daily price changes of the Company’s common stock over the expected term of the option.

The following table shows the weighted average fair value of options using the fair value approach under SFAS 123:

	2009	2008	2007
Weighted average fair value of options granted during the year	$1.67	$4.79	$7.11

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

o.	Cost in Excess of Net Assets Acquired ("Goodwill and Other Intangible Assets"):

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill annually.

Goodwill is reviewed for impairment using a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of the reporting units to the respective carrying value.  The Company identified the reporting units to be tested to be:  Nu Horizons Europe Limited ("NUE") in England, Nu Horizons Electronics GmbH ("NUD") in Germany and C-88 AS ("C-88") in Denmark. These reporting units were identified as the only reporting units with goodwill attributed to them and all of these reporting units are part of the active electronics component operating segment.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than the fair value, the second step must be performed to compute the amount of goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess.  The Company determined the fair value of the associated reporting units using a present value of future cash flows approach and a total enterprise value multiple of similar companies to the reporting units.

Based upon the results of the impairment testing, the Company concluded that all of its goodwill attributed to NUE was impaired and, as such recorded a non-cash impairment charge of $7,443,000 or $0.41 per basic and diluted shares for the year ended February 28, 2009. The impairment charge did not impact the Company’s consolidated cash flows or liquidity.

The Company allocates a certain value to other intangible assets acquired during certain acquisitions (See Note 3) which consist of customer relationships and non-competition agreements.  Amortization is computed on the straight-line method over the estimated useful life of the other intangible assets ranging from two to seventeen years.  Other intangible assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable.  If the fair value is less than the carrying amount of the net asset, a loss is recognized for the difference between the fair value and the carrying amount.  No impairment was noted for other intangible assets during fiscal 2009, 2008 and 2007.

p.	Long-Lived Assets, Other Than Goodwill and Other Intangibles:

The Company reviews its long-lived assets for impairment in accordance with FASB Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow, which is used to determine recoverability, is based upon, among other things, certain assumptions about future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to such factors including technological advances, changes to the Company's business model, or changes in the Company's capital strategy or planned use of long-lived assets. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. No impairment was noted during fiscal 2009, 2008 and 2007.

q.	Foreign Currency Translation/Other Comprehensive Income:

Assets and liabilities of the Company’s foreign subsidiaries are translated at the balance sheet exchange rates, while income and expenses are translated at average rates for the period.  Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders’ equity in accordance with SFAS No. 130, "Reporting Comprehensive Income."

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

r.	Segment Reporting:

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company’s operations are classified into two reportable business segments:  active electronic components and passive components.

s.	Reclassifications:

Certain prior years' information has been reclassified to conform to current year's reporting presentation.

t.	Recent Accounting Pronouncements Affecting the Company:

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement No. 162"). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy).  Statement No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The adoption of Statement No. 162 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transaction costs be expensed as incurred. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company will adopt Statement No. 141(R) in the first quarter of fiscal 2010 and will impact the manner in which the Company accounts for future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("Statement No. 160"). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in the parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the statement of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement No. 157").  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Specifically, Statement No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The provisions of Statement No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of Statement No. 157 should be applied retrospectively.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company adopted Statement No. 157 in the first quarter of fiscal 2009 and there was no material impact on the Company’s financial position or results of operations.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

2.	RESTATEMENT OF FISCAL 2007 FINANCIAL STATEMENTS:

In preparing the fiscal 2007 tax returns, developing the fiscal 2008 tax provision, and reviewing the Company’s accounting for income taxes in connection with the application of the provision of Financial Accounting Standards Board ("FASB") Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Tax – an Interpretation of FASB Statement No. 109", the Company determined that there were errors in the prior years' tax returns and the application of FASB Statement No. 109 – Accounting for Income Taxes.  Consequently, there was an understatement of the Company’s provision for income tax expense for prior periods and the related U.S. income tax obligations, a majority of which related to the Company’s foreign operations, requiring the restatement of the Company’s financial statements for the fiscal year ended February 28, 2007 as previously reported in a Form 10-K/A for the year ended February 28, 2007 and reflected in this Form 10-K annual report.

The following table summarizes the impact of the restatement discussed above on the previously issued Consolidated Financial Statements as of February 28, 2007 and for the year ended February 28, 2007.  The adjustments below include interest and penalties associated with filing amended tax returns.

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

(1)
Accrued expenses were reclassified for February 28, 2007 to reflect the February 28, 2009 presentation.  Due to seller of $1,611,000, Executive retirement plan of $1,200,000 and an Inventory reclassification were recorded for February 28, 2007.  The reclassified balance is $6,464,000 at February 28, 2007.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3.	ACQUISITIONS:

On August 29, 2006, the Company acquired the outstanding shares of DT Electronics, an entity engaged in the electronic components distribution business in the United Kingdom.  This acquisition enabled the Company to expand its presence in Europe.  The operating results of DT Electronics are reflected in the accompanying financial statements since the date of acquisition.

The transaction provided for potential additional payments to the sellers ("Earnout") in three installments through 2009 from a guaranteed minimum of £850,000 (approximately $1,744,000) to a maximum of £2,549,000 (approximately $5,154,000), which amounts were calculated at different exchange rates using the exchange rate at the payment date.  Payments of any amounts above the minimum were contingent upon the attainment of certain earnings milestones by DT Electronics during the three-year period.  In August 2008, the Company made its final payment to the sellers for $3,410,000, representing the maximum Earnout since DT Electronics had achieved the earnings milestones established by the agreement. The final payment in U.S. dollars using current exchange rates increased the total purchase price of DT Electronics from $11,087,000 to $11,252,000, resulting in an increase of $165,000 to the cost in excess of net assets acquired.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Purchase price	$10,885,000
Direct acquisition costs	367,000
Total purchase price	$11,252,000

Allocation of purchase price:
Accounts receivable	$7,434,000
Inventory	3,142,000
Other current assets	11,000
Fixed assets	91,000
Accounts payable/accrued expenses	(4,490,000)
Bank credit line	(3,099,000)
Taxes payable	(325,000)
Other	(9,000)
Customer relationships	2,438,000
Cost in excess of net assets acquired	6,059,000
Total purchase price	$11,252,000

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations."  The purchase price was first allocated to tangible and any identifiable intangible assets.  The excess purchase price was allocated to goodwill, which amounted to $6,059,000.  The goodwill is not tax deductible.  The Company allocated $2,438,000 to customer relationships which will be amortized over 17 years.

In the fourth quarter of fiscal 2009, the Company conducted an evaluation of its goodwill for potential impairment. Based upon the results of the impairment testing, the Company concluded that all of its goodwill attributed to the DT Electronics acquisition was impaired and, as such recorded a non-cash impairment charge of $7,443,000 or $0.41 per share both basic and diluted for the year ended February 28, 2009. For a more detailed discussion of the Company’s goodwill evaluation see Note 1 (o).

On June 6, 2007, the Company acquired Dacom, an entity engaged in the electronic components distribution business in Germany.  The acquisition furthered the Company’s expansion in Europe.  The operating results of Dacom are reflected in the accompanying financial statements since the date of acquisition.

The Dacom acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations."  The following table presents the allocations of the aggregate purchase price for the Dacom acquisition based on the estimated fair values of assets acquired and liabilities assumed.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3.	ACQUISITIONS (Continued):

The purchase price for Dacom as of the acquisition date was $2,857,000, including transaction costs of $464,000.  The purchase price allocated to goodwill was $2,287,000.  The goodwill is not tax deductible.  The Company allocated $170,000 to customer relationships which will be amortized over 17 years.

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

On September 9, 2008, the Company acquired all the outstanding shares of C-88, a franchised distributor of electronic components based in Hoersholm, Denmark.  This acquisition will further expand the Company’s presence in Europe.  The operating results of C-88 are reflected in the accompanying financial statements since the date of acquisition.

The C-88 acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Pursuant to the terms of the purchase agreement, the Company paid $4,042,000 in cash as of the acquisition date, including transaction costs of $542,000.  The purchase price was first allocated to tangible and identifiable intangible assets.  The excess purchase price was allocated to goodwill which amounted to $2,373,000 and is attributed to the active electronics components segment.  The goodwill is not tax deductible.  The Company allocated $1,600,000 to customer relationships and $20,000 for non-compete agreements which will be amortized over 10 years and 2 years, respectively.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. At February 28, 2009, the present value of the minimum payment of $500,000 has been recorded as a short- and long-term liability as Due to seller on the Company's consolidated balance sheet as a payment of $300,000 is due to the seller during the fourth quarter of fiscal 2010 and a payment of $200,000 is due during the fourth quarter of fiscal 2011  The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

In accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," the contingent consideration will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the year ended February 28, 2009, no additional amount above the $500,000 minimum has been recorded as C-88 is currently not projected to attain the first earnings milestone established in the purchase agreement.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3.	ACQUISITIONS (Continued):

The following table presents the allocations of the aggregate purchase price for the C-88 acquisition based on the estimated fair values of assets acquired and liabilities assumed.

Purchase price	$3,500,000
Direct acquisition costs	542,000
Total purchase price, net of cash acquired	$4,042,000

Allocation of purchase price:
Cash	77,000
Accounts receivable	3,396,000
Inventory	786,000
Other current assets	105,000
Fixed assets	22,000
Other assets	6,000
Accounts payable/accrued expenses	(3,030,000)
Bank credit line	(900,000)
Taxes payable	(413,000)
Customer relationships	1,600,000
Non compete agreement	20,000
Cost in excess of net assets acquired	2,373,000
Total purchase price, net of cash acquired	$4,042,000

The changes in the carrying amount of goodwill for the year ended February 28, 2009 and February 29, 2008 are as follows:

	Fiscal 2009	Fiscal 2008
Balance beginning of fiscal year	$9,925,000	$8,332,000
Acquisition of Dacom	—	2,287,000
Acquisition of C-88	2,373,000	—
Reallocation of DT Electronics customer relationships	—	(2,438,000)
Goodwill impairment charge DT Electronics	(7,443,000)	—
Other adjustments to fair value of net assets acquired	165,000	1,744,000
Balance at end of fiscal year	$5,020,000	$9,925,000

The following table summarizes the customer relationships and non-compete agreement as of February 28, 2009 and February 29, 2008 from the acquisitions outlined above:

	Fiscal 2009	Fiscal 2008
Customer relationships	$4,208,000	$2,608,000
Non compete agreements	20,000	—
Accumulated amortization	(486,000)	(108,000)
Net	$3,742,000	$2,500,000

Amortization expense for fiscal 2009 and 2008 was $378,000 and $108,000, respectively and will be $338,000 and $333,000 for fiscal 2010 and 2011, respectively, and $327,000 for each of fiscal 2012 through 2014.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3.	ACQUISITIONS (Continued):

The following unaudited pro forma information of the Company is provided to give effect to the DT Electronics, Dacom and C-88 acquisitions assuming they occurred as of March 1, 2006, the beginning of the earliest period presented:

	Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
			(As Restated, see Note 2)

Net sales	$760,397,000	$765,752,000	$709,993,000
Net (loss) income	(9,082,000)	2,570,000	8,435,000
Net (loss) income per share:
Basic	$(.50)	$.14	$.47
Diluted	$(.50)	$.14	$.45

The proforma amounts above reflect interest on the purchase price assuming each acquisition occurred as of March 1, 2006, with interest calculated at the Company's borrowing rate under its domestic credit facility (see Note 6) for the respective period. The proforma net earnings above assume an incremental income tax provision at the Company's statutory consolidated tax rate for the respective fiscal period.  The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2007 fiscal year or of future operating performance.

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which is recorded at cost, consists of the following:

	February 28, 2009	February 29, 2008

Furniture, fixtures and equipment	$10,829,000	$10,685,000
Computer equipment	9,478,000	9,222,000
Leasehold improvements	1,106,000	1,255,000
	21,413,000	21,162,000
Less: accumulated depreciation and amortization	16,586,000	16,633,000
	$4,827,000	$4,529,000

Depreciation expense for the 2009, 2008 and 2007 years aggregated $1,860,000, $1,660,000, and $1,392,000, respectively.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

5.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	February 28, 2009	February 29, 2008

Commissions	$1,706,000	$2,131,000
Goods and services tax	1,137,000	860,000
Compensation and related benefits	1,350,000	674,000
Sales returns	758,000	891,000
Professional fees	461,000	670,000
Deferred rent	343,000	347,000
Other	2,447,000	3,042,000
Total	$8,202,000	$8,615,000

6.	BANK DEBT:

Bank Debt: Revolving Credit Lines

 On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At February 28, 2009, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate or (ii) LIBOR plus 1.75%, at the option of the Company, through September 30, 2011, the due date of the loan.  On August 29, 2008, the Company entered into an amendment to the Revolving Credit Line which increased the interest rate on borrowings by 25 basis points to LIBOR plus 1.75% and increased the commitment fee by 50 basis points.  The interest rate at February 28, 2009 was 3.25%.   Direct borrowings under the Revolving Credit Line were $14,950,000 at February 28, 2009, and $64,300,000 at February 29, 2008. As of February 28, 2009, the Company was in violation of certain required bank covenants and subsequently obtained an amendment and waiver of such covenants from its bank lending group.  In connection with the aforementioned waiver obtained on April 27, 2009, the Company agreed to (i) reduce the maximum amount available to be borrowed under the Revolving Credit Line from $150,000,000 to $120,000,000, (ii) increase the interest rate payable under its Revolving Credit Line to (x) the lead bank’s prime rate plus 1.75% or (y) LIBOR plus 3.5%, at the option of the Company, (iii) increase its commitment fee from ..25% to .50% and (iv) pay fees of $125,000.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  Borrowings under the Singapore Credit Line utilize an asset-based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end.  Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5%.  The interest rate at February 28, 2009 was 2.64% and at February 29, 2008 was 5.4%.  Direct borrowings under the Singapore Credit Line were $5,000,000 at February 28, 2009 and February 29, 2008. The Singapore Credit Line expires on November 20, 2009.

Bank Debt: Bank Credit Lines

The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £2,500,000 (approximately $3,575,000) at February 28, 2009, which bear interest at the bank's base rate plus 1.55%.  The interest rate at February 28, 2009 was 4.55% and at February 29, 2008 was 5.25%.  The Company owed $1,944,000 and $603,000 at February 28, 2009 and February 29, 2008, respectively.  The U.K. Credit Line renews annually in July.

The Company has a bank credit agreement with a bank in Denmark ("the Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,694,000) as of February 28, 2009, at the current prevailing interest rate (7.9% at February 28, 2009).  Borrowings under the Danish Credit Line were 8,953,000 Danish Kroner ($1,506,000) at February 28, 2009.

At February 28, 2009, the Company had approximately $79,350,000 in the aggregate available under all of its bank credit facilities.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

7.	STOCK-BASED COMPENSATION PLANS:

a.	Stock Options:

Stock options granted to date under each of the Company’s 1998 and 2000 Stock Option Plans, 2000 Key Employee Stock Option Plan and 2002 Key Employee Stock Incentive Plan generally expire ten years after the date of grant and become exercisable in two equal annual installments commencing one year from date of grant.  Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal installments beginning on the date of grant and on the succeeding two anniversaries thereof.

A summary of options granted and related information for the years ended February 28, 2009, February 29, 2008, and February 28, 2007 is as follows:

	Options	Weighted Average Exercise Price

Outstanding February 28, 2006	2,563,408	$6.56

Granted	60,000	12.46
Exercised	(463,552)	5.86
Cancelled	(33,038)	7.92
Outstanding February 28, 2007	2,126,818	6.85

Granted	60,000	8.91
Exercised	(27,000)	7.81
Cancelled	—	—
Outstanding February 29, 2008	2,159,818	6.90

Granted	120,000	3.77
Exercised	(91,582)	3.88
Cancelled	(11,513)	7.43
Outstanding February 28, 2009	2,176,723	$6.85

Aggregate intrinsic value of outstanding options at February 28, 2009	$16,800

Options exercisable at the end of each fiscal year:
February 28, 2007	2,045,693	$6.70
February 29, 2008	2,099,818	6.81
February 28, 2009	2,056,723	6.99

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

7.	STOCK-BASED COMPENSATION PLANS (Continued):

a.	Stock Options (continued):

The following table summarizes information about stock options outstanding as of February 28, 2009:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$1.52 to $6.44	1,328,473	2.62 years	$4.89	1,228,473	$4.99
$7.31 to $14.62	836,250	4.11 years	$9.81	816,250	$9.83
$18.33	12,000	1.53 years	$18.33	12,000	$18.33
	2,176,723			2,056,723

The aggregate intrinsic value above of $16,800 represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of  fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2009.  This amount changes based on the fair market value of the Company’s common stock.  The total intrinsic value of options exercised for fiscal 2009 was $203,000.

Cash received from option exercises during the 2009, 2008 and 2007 fiscal years was $355,000, $210,000, and $2,726,000, respectively and is included within the financing activities section in the accompanying consolidated statements of cash flows.

b.	Restricted Common Stock:

Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee may grant shares of restricted common stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), which is a five or seven year period from the date of grant.  For fiscal years 2009, 2008 and 2007, the Company recorded compensation expense aggregating $818,000, $723,000 and $306,000, respectively, relating to the vesting of restricted stock.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

7.	STOCK-BASED COMPENSATION PLANS (Continued):

b.	Restricted Common Stock (Continued):

Summary of Non-Vested Shares:

The following information summarizes the changes in non-vested restricted stock for the years ended February 28, 2009, 2008 and 2007:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2006	—	$—
Granted	263,000	9.98
Vested	—	—
Non-vested shares at March 1, 2007	263,000	9.98
Granted	218,000	11.16
Vested	(23,286)	8.45
Forfeited	(4,430)	9.13
Non-vested shares at March 1, 2008	453,284	10.63
Granted	136,500	4.80
Vested	(53,513)	10.01
Forfeited	(26,651)	10.03
Non-vested shares at February 28, 2009	509,620	$9.16

As of February 28, 2009, there was total unrecognized compensation cost of $3,910,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 2.8 years.  We have reserved 919,587 shares for issuance for stock options and restricted stock at February 28, 2009.

The Company recorded, as a component of selling and general and administrative expenses, a charge of $1,127,000 ($702,000 net of related taxes), $1,213,000 ($745,000 net of related taxes) and $749,000 ($460,000 net of related taxes) for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively, relating to the expensing of stock options and restricted stock.

8.	MINORITY INTERESTS IN SUBSIDIARIES:

Minority interests at February 28, 2009 and February 29, 2008 represent a 15% minority interest in NIA and a 20% minority interest in NIE.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9.	INCOME TAXES (RESTATED):

Components of income (loss) before income taxes are as follows:

	2009	2008	2007
			(As Restated)
Domestic	$(15,804,000)	$1,129,000	$7,464,000
Foreign	6,003,000	2,468,000	8,700,000
	$(9,801,000)	$3,597,000	$16,164,000

The provision (benefit) for income taxes is comprised of the following:

	2009	2008	2007
Current:			(As Restated)
Federal provision (benefit)	$(1,940,000)	$1,245,000	$4,907,000
State and local provision (benefit)	(47,000)	306,000	1,269,000
Foreign provision	1,590,000	1,351,000	1,521,000
Deferred:
Federal benefit	(604,000)	(1,520,000)	(197,000)
State and local benefit	(3,000)	(250,000)	(7,000)
Foreign provision (benefit)	167,000	(366,000)	498,000
	$(837,000)	$766,000	$7,991,000

As of February 28, 2009, the Company had approximately $4,842,000 of federal net operating loss ("NOL").  The Company has the ability and intends to carryback the entire NOL to earlier tax years.  Accordingly, the Company has recorded a current tax benefit.

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate:

	2009	2008	2007
			(As Restated)
Provision (benefit) at statutory rate	(35.0)%	35.0%	35.0%
Interest and penalties	(1.3)%	6.6%	4.6%
State taxes provided, net of Federal tax benefit	(0.7)%	4.4%	5.5%
International tax rate differential	(7.0)%	(41.9)%	3.7%
Goodwill impairment charge	26.6%	—	—
Stock options benefit	—	(6.4)%	—
Cash surrender value officer’s life insurance	(6.8)%	9.5%	—
Change in valuation allowance	8.5%	23.3%	—
Other	7.2%	(9.2)%	0.6%
Provision (benefit) for income taxes	(8.5)%	21.3%	49.4%

The Company provides for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year-end using currently enacted tax rates.  The Company assesses the recoverability of the deferred tax assets and determines if a valuation allowance is necessary under a "more likely than not" approach.  The Company analyzes its ability to utilize deferred tax assets by considering future taxable income, reversal of tangible temporary differences and available tax planning strategies.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9.	INCOME TAXES (RESTATED) (Continued):

The components of the net deferred tax assets and tax liabilities are as follows:

	2009	2008
Deferred tax assets:
Accounts receivable	$1,042,000	$1,293,000
Inventory	902,000	1,422,000
Accrued expenses	712,000	554,000
Stock options	813,000	616,000
Foreign net operating loss carryforward	1,880,000	1,302,000
State net operating loss carryforward	115,000	—
Foreign tax credits carryover	160,000	—
Other	386,000	(7,000)
Total deferred tax assets	6,010,000	5,180,000
Valuation allowance	(1,672,000)	(839,000)
Net deferred tax assets	$4,338,000	$4,341,000

Deferred tax liabilities:
Fixed assets	$(996,000)	$(1,141,000)
Intangibles	(1,410,000)	(1,393,000)
Income on Domestic International Sales Corp.	(512,000)	(637,000)
Other	—	(107,000)
Total deferred tax liabilities	$(2,918,000)	$(3,278,000)

Net deferred tax asset	$1,420,000	$1,063,000

The Company has not provided for federal or state and local income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $12,619,000 as of February 28, 2009, as these earnings are considered permanently reinvested.  Upon distribution in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (less applicable foreign tax credits) and withholding taxes payable to the various foreign countries.

As of February 28, 2009 the Company had various state NOLs of approximately $2,300,000.  These NOLs begin to expire in the years ended 2014 through 2029.

As of February 28, 2009, the Company had approximately $5,826,000 of foreign NOLs.   A portion of these NOLS begin to expire in 2013 through 2029, while certain foreign NOLs have an indefinite life.

In accordance with SFAS No. 109, Accounting for Income Taxes, a tax asset will be recognized when it is more likely than not to be realized.  The Company has evaluated and determined that certain NOLs are more likely than not to be realized.  During fiscal 2009 and 2008, the Company recorded a valuation allowance of $1,672,000 and $839,000 respectively, related to a foreign NOL due to uncertainty regarding our ability to utilize such NOL in the future.

The Company had approximately $160,000 of foreign tax credits carryover which will expire in 2019.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes.  The Company regularly reviews and evaluates the likelihood of audits assessments and believes there are no uncertain tax positions to be recorded.  The Company is currently under audit by the Internal Revenue Service for the years ended February 28, 2007 and 2006; by New York State for years ended February 2007 through 2005; by North Carolina for years ended February 2007 and 2008.  To the extent that the Company would be required to pay additional taxes on an assessment, the Company’s effective tax rate could be materially impacted.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9.	INCOME TAXES (RESTATED) (Continued):

The Company adopted the provisions of FIN 48 on March 1, 2007.  The adoption did not result in the recognition of any unrecognized tax benefits.  As of February 28, 2009, the Company has no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a tax expense.  During fiscal 2009, the Company incurred $102,000 of expense related to penalties.  As of February 28, 2009, the Company has accrued approximately $325,000 for the payment of interest and penalties, primarily related to amended federal, state and local tax returns filed for years ended February 2005 and 2006.

10.	EMPLOYEE BENEFIT PLANS:

On January 13, 1987, the Company’s Board of Directors approved the adoption of an employee stock ownership plan (ESOP).  The ESOP covers all eligible employees and contributions are determined by the Board of Directors.  The ESOP purchases shares of the Company’s common stock using loan proceeds.  As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees.  The Company makes cash contributions to the ESOP to meet its obligations.  No contributions have been made to the ESOP for the three years ended February 28, 2009.  At February 28, 2009, the ESOP owned 314,729 shares of the Company’s common stock at an average price of approximately $3.45 per share.  Additionally, the ESOP holds approximately $539,000 as of December 31, 2008 (the most recent period for which a financial statement is available) in trust for participants who are able to diversify their investments under the plan. In April, 2008, the Board of Directors approved a resolution to proceed with filing an application with the Internal Revenue Service ("IRS") to terminate this ESOP.  IRS approval to terminate the plan is still pending.

In January 1991, the Company established a 401(k) profit sharing plan to cover all eligible employees.  The Company’s contributions to the plan are discretionary, but may not exceed 1% of compensation.  Contributions to the plan for the three years ended February 28, 2009, February 29, 2008, and February 28, 2007 were $226,000, $279,000, and $307,000, respectively.

11.	COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

On September 13, 1996, the Company signed employment contracts (the "Contracts"), as amended, with two of its senior executives for a continually renewing five-year term.  The Contracts specified a base salary of $226,545 for each officer, which shall be increased each year by the change in the consumer price index, and also entitle those officers to an annual bonus equal to 3.33% (6.7% in the aggregate) of the Company’s consolidated earnings before income taxes. On the termination of his Contract, each executive is entitled to certain payments, as follows:

•	Due to death or Disability (as defined in the Contracts), salary at the rate of 50% and benefits for a five (5) year period.
•	For Cause (as defined in the Contracts), solely base salary through the date of termination.
•	Termination other than for death, disability or cause, shall be deemed to be a "Retirement" under the Retirement Plan discussed below.
•
Following a Change in Control (as defined in the Contracts),  a lump  sum  equal  to  three  times  the  average  total compensation paid to the applicable  employee with respect to the five fiscal years of the Company prior to the Change of Control,  minus $100.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

11.	COMMITMENTS AND CONTINGENCIES (Continued):

Executive Retirement Plan:

On December 1, 2004, the Board of Directors approved the adoption of the Nu Horizons Executive Retirement Plan (the "Retirement Plan"). Pursuant to the terms of the Retirement Plan, the Company will provide an unfunded retirement benefit to certain executive employees of the Company and its subsidiaries upon such executive's retirement (as defined in the Retirement Plan).  At the time the Board of Directors approved the Retirement Plan, they determined that the participation of Mr. Nadata, Chairman of the Board and Chief Executive Officer, and Mr. Schuster, President, each a Founder (as defined in the Retirement Plan), would be contingent upon the execution and delivery by each of them of an amendment to his respective Contract, which amendment would provide that a termination of employment other than for death, disability or cause would be a  "Retirement"  under  the  Retirement  Plan.  As a result the "Effective Date" of the Retirement Plan is March 28, 2005, the date of such execution and delivery.  Upon his Retirement, each executive will be entitled to receive an annual benefit in an amount determined by the number of years of service the executive has provided to the Company, ranging from a minimum of $310,000 for 20 years of service to a maximum of $393,000 for 25 years of service.  The Company has accrued $2,400,000 and $1,684,000 at February 28, 2009 and 2008, respectively.

Leases:

On July 7, 2008, the Company entered into an amendment of its existing lease agreement for its facility in Melville, Long Island, New York.  The facility is approximately 44,000 square feet and will serve as the Company’s executive and corporate offices, including its NIC subsidiary.  The lease term was extended to February 28, 2019 at an annual base rent of $840,579 for the period from January 1, 2009 through December 31, 2009, with 3.5% annual escalations thereafter.

On May 12, 2008, the Company entered into an amendment of its existing lease agreement for its existing warehouse facility in Southaven, Mississippi.  The premises consists of approximately 96,600 square feet.  The amended lease term was extended to November 13, 2018 at an annual base rent of $411,465 for the period from December 1, 2008 through November 30, 2013 and $444,305 for the period from December 1, 2013 through November 30, 2018.

The Company also leases certain other sales offices, warehouses and other properties, which leases include various escalation clauses, renewal options, and other provisions.  Aggregate minimum rental commitments under non-cancelable operating leases are as follows:

Fiscal 2010	$3,723,000
Fiscal 2011	2,608,000
Fiscal 2012	2,306,000
Fiscal 2013	1,872,000
Fiscal 2014	1,729,000
Thereafter	7,335,000

Rent and real estate tax expense was $4,476,000, $4,473,000, and $3,559,000, for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

11.	COMMITMENTS AND CONTINGENCIES (Continued):

Litigation and Legal Proceedings:

At times the Company is involved in various lawsuits incidental to its business. At February 28, 2009, management does not believe any litigation matter is material to its financial statements.

In April 2007, the Company received subpoenas in connection with the SEC’s investigation entitled “In the Matter of Vitesse Semiconductor Corp.”  The Company is continuing to fully cooperate with the investigation by the SEC. The Company conducted its own related internal investigation under the direction of the Audit Committee (the internal investigation, together with the SEC investigation, the "Vitesse Matter").  On April 9, 2009, the Audit Committee announced the completion of its internal investigation and a summary of its conclusions.  The Company’s cooperation with the SEC investigation and its own internal investigation has required the Company to incur significant expenses for professional fees and related expenses. The Company has incurred approximately $3,577,000, $2,602,000 and $75,000 for the fiscal years ended 2009, 2008, and 2007, respectively, for professional fees.  Cumulatively, $6,254,000 of expense for professional fees has been incurred to date since fiscal 2007 related to the Vitesse Matter.

 On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud ("Amended Complaint") was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants. Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action which had been commenced by certain purchasers of Vitesse common stock.  In the Amended Complaint, plaintiff alleges that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. As of February 28, 2009, a class has not been certified. The complaint against Nu Horizons was dismissed with prejudice.  The plaintiffs have not determined whether they will appeal that ruling.  Nu Horizons will vigorously defend any such appeal.

12.	MAJOR SUPPLIERS/CUSTOMERS:

Suppliers:

For the year ended February 28, 2009, the Company purchased inventory from one supplier that was in excess of 10% of the Company’s total purchases.  Purchases from this supplier were approximately $189,998,000, for the fiscal year.  47% of total accounts payable as of February 28, 2009 related to this supplier.

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

Customers:

For the years ended February 28, 2009, February 29, 2008, and February 28, 2007, no one customer accounted for more than 10% of the Company's total sales.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

13.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Nu Horizons Electronics Corp. and its subsidiaries, both wholly- and majority-owned, are wholesale and export distributors of active electronic components and passive components and systems products throughout the United States, Asia, Australia and Europe. The Company has two operating segments under the requirements of FAS 131 ("Disclosure About Segments of an Enterprise and Related Information") consisting of active electronic components and passive components.

The active electronic components segment includes mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors, diodes and systems products.  Passive components distributed by NIC, principally to OEMs, contractors and other distributors globally, consist of a high technology line of surface mount and leaded components, including capacitors, resistors, inductors and circuit protection components.

Each operating segment has its own management team that is led by a group president and includes regional presidents within the segment that manage certain functions within the segment. Each segment also has discrete financial reporting that is evaluated at the corporate level on which operating decisions and strategic planning for the Company are made. Sales and marketing within each operating group are structured to transact business with its customers and suppliers along specific product lines or geography.  Both segments rely on the support services provided at the corporate level.

Sales and operating income (loss), by segment for the fiscal years are as follows:

Prior period segment data was adjusted to conform to the current period presentation.

	2009	2008	2007
Sales:
Active electronic components	$697,270,000	$688,131,000	$602,183,000
Passive components	53,684,000	59,039,000	66,408,000
	$750,954,000	$747,170,000	$668,591,000

	2009	2008	2007
Operating income (loss):
Active electronic components	$7,004,000	$12,235,000	$17,032,000
Passive components	(292,000)	445,000	3,209,000
Corporate	(13,472,000)	(4,754,000)	(807,000)
	$(6,760,000)	$7,926,000	$19,434,000

Total assets by segment for the end of the fiscal years are as follows:

	2009	2008
Total assets:
Active electronic components	$208,057,000	$274,124,000
Passive components	43,298,000	44,219,000
	$251,355,000	$318,343,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

13.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):

The Company’s business is conducted in the Americas, Europe and Asia/Pacific.

Revenues, by geographic area, for the fiscal years are as follows:

	2009	2008	2007

Americas	$479,125,000	$512,749,000	$533,598,000
Europe	67,468,000	61,489,000	23,510,000
Asia/Pacific	204,361,000	172,932,000	111,483,000
	$750,954,000	$747,170,000	$668,591,000

Total assets, by geographic area, at the end of the fiscal years are as follows:

	2009	2008

Americas	$157,648,000	$231,050,000
Europe	18,092,000	16,149,000
Asia/Pacific	75,615,000	71,144,000
	$251,355,000	$318,343,000

The net book value of long-lived assets by geographic area, as at the end of the fiscal years are as follows:

	2009	2008

Americas	$4,176,000	$3,903,000
Europe	309,000	187,000
Asia/Pacific	342,000	439,000
	$4,827,000	$4,529,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

14.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three Month Period Ended
	February 28, 2009	November 30, 2008	August 31, 2008	May 31, 2008

Net sales	$150,770,000	$188,219,000	$211,813,000	$200,152,000
Cost of sales	127,357,000	159,709,000	180,969,000	169,226,000
Selling, general and administrative	26,933,000	28,653,000	29,277,000	28,147,000
Goodwill impairment charge	7,443,000	—	—	—
Interest expense, net	489,000	740,000	880,000	932,000
Provision (benefit) for income taxes	(686,000)	(1,127,000)	403,000	573,000
Minority interest	(34,000)	94,000	92,000	119,000

Net (loss) income	$(10,732,000)	$150,000	$192,000	$1,155,000

Net Income (loss) per Common Share
Basic	$(.59)	$.01	$.01	$.06
Diluted	$(.59)	$.01	$.01	$.06

Weighted Average per Common Shares Outstanding
Basic	18,069,326	18,067,795	18,066,923	17,971,317
Diluted	18,069,326	18,067,795	18,206,320	18,211,529

	Three Month Period Ended
	February 29, 2008	November 30, 2007	August 31, 2007	May 31, 2007
				(As Restated)

Net sales	$193,683,000	$192,886,000	$185,369,000	$175,232,000
Cost of sales	165,817,000	161,050,000	154,274,000	145,630,000
Selling, general and administrative	28,657,000	30,271,000	27,884,000	25,661,000
Interest expense, net	1,213,000	1,161,000	1,042,000	913,000
Provision (benefit) for income taxes	(2,423,000)	653,000	1,286,000	1,250,000
Minority interest	(5,000)	125,000	102,000	90,000

Net Income (loss)	$424,000	$(374,000)	$781,000	$1,688,000

Net Income (loss) per Common Share
Basic	$.02	$(.02)	$.04	$.09
Diluted	$.02	$(.02)	$.04	$.09

Weighted Average per Common Shares Outstanding
Basic	17,939,325	18,377,582	18,371,908	18,217,603
Diluted	18,231,184	18,377,582	19,237,927	19,046,335

Note:	As discussed in Footnote 1, the revenue and cost of sales for quarters ended November 30, 2007 and prior have been reclassified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Nu Horizons Electronics Corp.

We have audited the accompanying consolidated balance sheets of Nu Horizons Electronics Corp. (the "company") as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nu Horizons Electronics Corp. at February 28, 2009 and February 29, 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109," effective March 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nu Horizons Electronics Corp.’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Melville, New York
April 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nu Horizons Electronics Corp.
Melville, New York

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended February 28, 2007 of Nu Horizons Electronics Corp. and subsidiaries (the Company).  Our audit also included the financial statement schedule listed in the Index at Item 15(a) as it relates to the year ended February 28, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, shareholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Nu Horizons Electronics Corp. and subsidiaries for the year ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) - "Share-Based Payments", as revised, effective March 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company previously restated its consolidated financial statements for the year ended February 28, 2007.

/s/ LAZAR LEVINE & FELIX LLP

New York, New York
May 7, 2007
   (November 21, 2007, as to the effects
   of the restatement discussed in Note 2)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Based upon the evaluation that was conducted as of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective as of February 28, 2009.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of February 28, 2009.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment and the criteria set forth by COSO, management believes that Nu Horizons maintained effective internal control over financial reporting as of February 28, 2009.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

ITEM 9A.	CONTROLS AND PROCEDURES (Continued):

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

ITEM 9A.	CONTROLS AND PROCEDURES (Continued):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Nu Horizons Electronics Corp.

We have audited Nu Horizons Electronics Corp.’s (the "company") internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nu Horizons Electronics Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the COSO criteria.  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nu Horizons Electronics Corp. as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended and our report dated April 29, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Melville, New York
April 29, 2009

ITEM 9A.	CONTROLS AND PROCEDURES (Continued):

Changes in Internal Controls

In connection with the internal investigation of the Vitesse Matter, it came to management’s attention that there were certain deficiencies in the Company’s internal controls related to inventory management, record keeping and approval of contract amendments.  As a result, during the fiscal quarter ended February 28, 2009, the Company adopted both a document retention policy and a contract approval policy.

Except as previously set forth, there were no changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On April 27, 2009, the Company and its lending banks (the “Lenders”) entered into a fifth amendment (the “Fifth Amendment”) to the secured revolving credit agreement dated as of January 31, 2007, as amended to date (the “Credit Agreement”) with the Lenders.  Pursuant to the Fifth Amendment, the Company agreed to a reduction in the maximum amount available to be borrowed under the Credit Agreement from $150,000,000 to $120,000,000 and to an increased interest rate equal to, at the option of the Company, the lead bank’s prime rate plus 1.75% or LIBOR plus 3.5%.  The Company further agreed to a .25% increase in the commitment fee and a one-time amendment fee in the amount of $125,000.  A copy of the Fifth Amendment is attached as Exhibit 10.36 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The Board of Directors has adopted a Code of Ethics that applies to our Chairman, Chief Executive Officer and senior financial officers.  You can find a link to the Code of Ethics in the Investor Relations section of our website at: www.nuhorizons.com.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its Code of Ethics by posting such information on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

Page

Reports of Independent Registered Public Accounting Firms	F-29 – F30

Consolidated Statements of Operations for the three years ended February 28, 2009, February 29, 2008, and February 28, 2007 (as restated)	F-1

Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008	F-2

Consolidated Statements of Changes in Shareholders’ Equity for the three years ended February 28, 2009, February 29, 2008, and February 28, 2007 (as restated)	F-3

Consolidated Statements of Cash Flows for the three years ended February 28, 2009, February 29, 2008 and, February 28, 2007 (as restated)	F4 - F-5

Notes to Consolidated Financial Statements	F-6 – F28

(a) (2) Schedule II – Valuation and Qualifying Accounts and Reserves	40

(a) (2) See exhibits required – Item (b) below

(b) Exhibits

(b)	ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q for the quarter ended August 31, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

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

10.3
Employment and Change of Control Agreements dated September 13, 1996, between Company and Richard Schuster (Incorporated by Reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).

10.4
Form of Indemnity Agreements between the Company and Messrs. Gardner, Nadata, Polimeni, Schuster, Siegel, Novick and Freudenberg (Incorporated by Reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2008).

10.5	1998 Stock Option Plan, as amended (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No.333-82805).

10.6	2000 Stock Option Plan (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No.333-51188).

10.7	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51192).

10.8	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51190).

10.9	Amended and Restated Credit Agreement dated as of January 31, 2007 between the Company and eight banks (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 31, 2007).

10.10	Consent and First Amendment to Amended and Restated Credit Agreement dated as of June 6, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 12, 2007).

10.11	Waivers to Amended and Restated Credit Agreement dated as of October 25, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 29, 2007).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES:

(b)	Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION

10.12	Second Amendment to Amended and Restated Credit Agreement dated as of January 4, 2008 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 7, 2008).

10.13	Third Amendment to Amended and Restated Credit Agreement dated as of May 30, 2008.

10.14	Consent and Fourth Amendment to Amended and Restated Credit Agreement dated as of August 29, 2008 (Incorporated by reference to Exhibit 10.1 for Form 10-Q for quarter ended August 31, 2008).

10.15	2002 Key Employee Stock Incentive Plan, as amended.

10.16	2002 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).

10.17	Nu Horizons Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 28, 2005).

10.18	Amendment to Employment Agreement between the Company and Arthur Nadata dated as of March 28, 2005. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 28, 2005).

10.19	Amendment to Employment Agreement between the Company and Richard Schuster dated as of March 28, 2005. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated March 28, 2005).

10.20	Employment Agreement between the Company and Kurt Freudenberg dated as of May 25, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated May 24, 2006).

10.21	Agreement between the Company and Kurt Freudenberg dated January 3, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 7, 2008).

10.22
Share Purchase Agreement dated as of August 29, 2006 by and among the Company, Nu Horizons Electronics Europe Limited, Anthony Frere, Geoffrey Rose, David Zelkha and Others (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 29, 2006).

10.23
Guaranty dated as of November 20, 2006 by the Company in favor of The Hong Kong and Shanghai Banking Corporation Limited (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 20, 2006).

10.24	Compensation of Non-Employee Directors (Incorporated by Reference to Exhibit 10.2 of Form 10-Q for the quarter ended November 30, 2008).

10.27	Share Purchase and Transfer Agreement between Nu Horizons Electronics GmbH and Inge Merl dated June 6, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 12, 2007).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES:

(b)	Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION

10.28	Share Purchase Agreement between C-88 Holding ApS and Company dated as of September 9, 2008 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 31, 2008).

10.29	Separation Agreement between C. David Bowers and the Company dated as of December 5, 2008 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 31, 2008).

10.30	Option Surrender Agreement between Arthur Nadata and the Company dated April 6, 2009.

10.31	Option Surrender Agreement between Richard Schuster and the Company dated April 6, 2009.

10.32	Agreement of Lease between Reckson Operating Partnership, L.P., and the Company, dated as of July 11, 1996.

10.33	First Amendment of Lease by and between Rechler Equity B-1 LLC and the Company, dated as of July 7, 2008.

10.34	Industrial Lease Agreement by and between Industrial Developments International, Inc. and the Company, dated as of August 29, 2006.

10.35	First Amendment to Industrial Lease Agreement, dated May 12, 2008.

10.36	Fifth Amendment and Waivers to Credit Agreement dated as of April 27, 2009.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES:

(b)	Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION

21.	Nu Horizons Electronics Corp. & Subsidiaries Organizational (Legal Entity) Structure as of February 28, 2009.

23.	Consents of Independent Registered Public Accounting Firms.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU HORIZONS ELECTRONICS CORP.
(Registrant)

By:	/s/ ARTHUR NADATA
Arthur Nadata
CEO (Principal Executive Officer)

By:	/s/ KURT FREUDENBERG
Kurt Freudenberg
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

	SIGNATURE	CAPACITY	DATE

By:	/s/ ARTHUR NADATA	Chairman of the Board, Chief Executive Officer and Director	April 29, 2009
Arthur Nadata

By:	/s/ RICHARD SCHUSTER	President, Chief Operating Officer, Secretary and Director	April 29, 2009
Richard Schuster

By:	/s/ KURT FREUDENBERG	Executive Vice President, Treasurer, Chief Financial Officer and Director	April 29, 2009
Kurt Freudenberg

By:	/s/ HERBERT M. GARDNER	Director	April 29, 2009
Herbert M. Gardner

By:	/s/ MARTIN NOVICK	Director	April 29, 2009
Martin Novick

By:	/s/ DOMINIC A. POLIMENI	Director	April 29, 2009
Dominic A. Polimeni

By:	/s/ DAVID SIEGEL	Director	April 29, 2009
David Siegel

SCHEDULE II

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

Three Years Ended February 28, 2009

Description	Balance at Beginning of period	Additions charged to costs and expenses	Write-offs	Balance at end of period

Valuation account deducted in the balance sheet from the asset to which it applies:

Allowance for doubtful accounts-accounts receivable

2009	$4,269,000	$(341,000)	$490,000	$3,438,000

2008	$4,985,000	—	$716,000	$4,269,000

2007	$4,702,000	$447,000	$164,000	$4,985,000

Description	Balance at Beginning of period	Additions charged to costs and expenses	Write-offs	Balance at end of period

Valuation account deducted in the balance sheet from the asset to which it applies:

Inventory Reserve

2009	$3,475,000	$153,000	$910,000	$2,718,000

2008	$3,690,000	$510,000	$725,000	$3,475,000

2007	$3,880,000	$24,000	$214,000	$3,690,000

Description	Balance at Beginning of period	Increase in allowance	Decrease in allowance	Balance at end of period

Valuation allowance on foreign tax loss carryforward (Note 9)

2009	$839,000	$833,000	$—	$1,672,000

2008	$—	$839,000	$—	$839,000

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2009

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q for the quarter ended August 31, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

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

10.3
Employment and Change of Control Agreements dated September 13, 1996, between Company and Richard Schuster (Incorporated by Reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).

10.4
Form of Indemnity Agreements between the Company and Messrs. Gardner, Nadata, Polimeni, Schuster, Siegel, Novick and Freudenberg (Incorporated by Reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2008).

10.5	1998 Stock Option Plan, as amended (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No.333-82805).

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

10.6	2000 Stock Option Plan (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No.333-51188).

10.7	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51192).

10.8	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51190).

10.9	Amended and Restated Credit Agreement dated as of January 31, 2007 between the Company and eight banks (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 31, 2007).

10.10	Consent and First Amendment to Amended and Restated Credit Agreement dated as of June 6, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 12, 2007).

10.11	Waivers to Amended and Restated Credit Agreement dated as of October 25, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 29, 2007).

10.12	Second Amendment to Amended and Restated Credit Agreement dated as of January 4, 2008 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 7, 2008).

10.13	Third Amendment to Amended and Restated Credit Agreement dated as of May 30, 2008.

10.14	Consent and Fourth Amendment to Amended and Restated Credit Agreement dated as of August 29, 2008 (Incorporated by reference to Exhibit 10.1 for Form 10-Q for quarter ended August 31, 2008).

10.15	2002 Key Employee Stock Incentive Plan, as amended.

10.16	2002 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).

10.17	Nu Horizons Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 28, 2005).

10.18	Amendment to Employment Agreement between the Company and Arthur Nadata dated as of March 28, 2005. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 28, 2005).

10.19	Amendment to Employment Agreement between the Company and Richard Schuster dated as of March 28, 2005. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated March 28, 2005).

10.20	Employment Agreement between the Company and Kurt Freudenberg dated as of May 25, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated May 24, 2006).

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

10.21	Agreement between the Company and Kurt Freudenberg dated January 3, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 7, 2008).

10.22
Share Purchase Agreement dated as of August 29, 2006 by and among the Company, Nu Horizons Electronics Europe Limited, Anthony Frere, Geoffrey Rose, David Zelkha and Others (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 29, 2006).

10.23
Guaranty dated as of November 20, 2006 by the Company in favor of The Hong Kong and Shanghai Banking Corporation Limited (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 20, 2006).

10.24	Compensation of Non-Employee Directors (Incorporated by Reference to Exhibit 10.2 of Form 10-Q for the quarter ended November 30, 2008).

10.27	Share Purchase and Transfer Agreement between Nu Horizons Electronics GmbH and Inge Merl dated June 6, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 12, 2007).

10.28	Share Purchase Agreement between C-88 Holding ApS and Company dated as of September 9, 2008 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 31, 2008).

10.29	Separation Agreement between C. David Bowers and the Company dated as of December 5, 2008 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 31, 2008).

10.30	Option Surrender Agreement between Arthur Nadata and the Company dated April 6, 2009.

10.31	Option Surrender Agreement between Richard Schuster and the Company dated April 6, 2009.

10.32	Agreement of Lease between Reckson Operating Partnership, L.P., and the Company, dated as of July 11, 1996.

10.33	First Amendment of Lease by and between Rechler Equity B-1 LLC and the Company, dated as of July 7, 2008.

10.34	Industrial Lease Agreement by and between Industrial Developments International, Inc. and the Company, dated as of August 29, 2006.

10.35	First Amendment to Industrial Lease Agreement, dated May 12, 2008.

10.36	Fifth Amendment and Waivers to Credit Agreement dated as of April 27, 2009.

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

21.	Nu Horizons Electronics Corp. & Subsidiaries Organizational (Legal Entity) Structure as of February 28, 2009.

23.	Consents of Independent Registered Public Accounting Firms.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.