Form 10-Q
period 2009-05-31
NU HORIZONS ELECTRONICS CORP
filed 2009-07-08
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check	Smaller reporting company ☐
if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of July 1, 2009:

Common Stock – Par Value $.0066	18,531,211
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	Page(s)

Item 1.	Financial Statements

	Consolidated Condensed Statements of Operations (unaudited) -
	Three Months Ended May 31, 2009 and 2008	3.

	Consolidated Condensed Balance Sheets -
	May 31, 2009 (unaudited) and February 28, 2009	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	Three Months Ended May 31, 2009 and 2008	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-14.

	Report of Independent Registered Public Accounting Firm	15.

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16.-20.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21.

Item 4.	Controls and Procedures	22.

PART II.	OTHER INFORMATION	23.

Item 1.	Legal Proceedings	23.

Item 1A.	Risk Factors	23.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23.

Item 3.	Defaults Upon Senior Securities	23.

Item 4.	Submission of Matters to a Vote of Security Holders	23.

Item 5.	Other Information	23.

Item 6.	Exhibits	24.

SIGNATURES		25.

EXHIBIT INDEX		26.

CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31, 2009	May 31, 2008

NET SALES	$147,759,000	$200,152,000

COSTS AND EXPENSES:
Cost of sales	126,721,000	169,226,000
Selling, general and administrative expenses	21,693,000	28,147,000
	148,414,000	197,373,000

OPERATING INCOME (LOSS)	(655,000)	2,779,000

OTHER (INCOME) EXPENSE
Interest expense	422,000	934,000
Interest income	(3,000)	(2,000)
	419,000	932,000

INCOME (LOSS) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(1,074,000)	1.847,000

(Benefit) provision for income taxes	(161,000)	573,000

CONSOLIDATED NET (LOSS) INCOME	(913,000)	1,274,000

Net income attributable to noncontrolling interest	31,000	119,000

NET (LOSS) INCOME ATTRIBUTED TO NU HORIZONS ELECTRONICS CORP.	$(944,000)	$1,155,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO NU HORIZONS ELECTRONICS CORP.:

Basic	$(.05)	$.06

Diluted	$(.05)	$.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,088,010	17,971,317
Diluted	18,088,010	18,211,529

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2009	February 28, 2009
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$6,111,000	$4,793,000
Accounts receivable – net of allowance for doubtful accounts of $3,475,000 and $3,438,000 as of May 31, 2009 and February 28, 2009, respectively	111,565,000	111,572,000
Inventories	95,547,000	107,877,000
Deferred tax asset	3,323,000	3,323,000
Prepaid expenses and other current assets	5,441,000	4,979,000
TOTAL CURRENT ASSETS	221,987,000	232,544,000

PROPERTY, PLANT AND EQUIPMENT – NET	5,036,000	4,827,000

OTHER ASSETS:
Cost in excess of net assets acquired	5,022,000	5,020,000
Intangibles – net	3,645,000	3,742,000
Other assets	5,204,000	5,222,000

TOTAL ASSETS	$240,894,000	$251,355,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$58,850,000	$67,133,000
Accrued expenses	7,578,000	8,202,000
Due to seller	299,000	296,000
Bank debt	7,182,000	8,450,000
Income taxes payable	1,239,000	1,322,000
TOTAL CURRENT LIABILITIES	75,148,000	85,403,000

LONG TERM LIABILITIES
Bank debt	15,000,000	14,950,000
Due to seller	192,000	190,000
Executive retirement plan	2,579,000	2,400,000
Deferred tax liability	1,903,000	1,903,000
TOTAL LONG TERM LIABILITIES	19,674,000	19,443,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,532,068 and 18,578,946 shares issued and outstanding as of May 31, 2009 and February 28, 2009, respectively	122,000	122,000
Additional paid-in capital	56,660,000	56,386,000
Retained earnings	86,442,000	87,386,000
Other accumulated comprehensive income	285,000	83,000
Total Shareholders’ Equity	143,509,000	143,977,000
Noncontrolling interest	2,563,000	2,532,000
TOTAL EQUITY	146,072,000	146,509,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$240,894,000	$251,355,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31, 2009	May 31, 2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$147,782,000	$197,167,000
Cash paid to suppliers and employees	(143,660,000)	(194,409,000)
Interest received	3,000	188,000
Interest paid	(484,000)	(1,050,000)
Income taxes paid	(347,000)	(603,000)
Net cash provided by operating activities	3,294,000	1,293,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(674,000)	(474,000)
Net cash used in investing activities	(674,000)	(474,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines and bank credit lines	61,350,000	80,047,000
Repayments under revolving credit lines and bank credit lines	(62,731,000)	(74,857,000)
Proceeds from exercise of stock options	-	355,000
Net cash (used) provided by financing activities	(1,381,000)	5,545,000

EFFECT OF EXCHANGE RATE CHANGE	79,000	74,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,318,000	6,438,000

Cash and cash equivalents, beginning of year	4,793,000	3,886,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,111,000	$10,324,000

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

CONSOLIDATED NET (LOSS) INCOME	$(913,000)	$1,274,000
Adjustments:
Depreciation and amortization	607,000	435,000
Bad debt reserve	8,000	66,000
Deferred income tax	-	34,000
Stock based compensation	274,000	284,000
Retirement plan	179,000	179,000
Changes in assets and liabilities:
Accounts receivable	23,000	(2,985,000)
Inventories	12,330,000	(9,341,000)
Prepaid expenses and other current assets	(648,000)	(166,000)
Other assets	7,000	387,000
Accounts payable and accrued expenses	(8,226,000)	11,729,000
Income taxes	(347,000)	(603,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,294,000	$1,293,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company”), its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pte Ltd ("NUZ"), Nu Horizons Electronics Asia Pte Ltd., Korea Branch ("NUK"), Nu Horizons Electronics NZ Limited (“NUN”), Nu Horizons Electronics Hong Kong Ltd. ("NUO"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Limited ("NUE," formerly known as DT Electronics Limited "DT Electronics"), Nu Horizons Electronics GmbH ("NUD," formerly known as Dacom-Süd Electronic Vertriebs GmbH "Dacom"), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), C-88 AS ("C-88"), and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA") contain all adjustments necessary to present fairly the Company’s financial position as of May 31, 2009 and February 28, 2009 and the results of its operations for the three-month periods ended May 31, 2009, and 2008, and its cash flows for the three-month periods ended May 31, 2009 and 2008.  All references to the "Company," "we," "us" and "our" refer to Nu Horizons Electronics Corp. and its subsidiaries, unless the context indicates otherwise.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2009.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three-month period ended May 31, 2009 are not necessarily indicative of the results to be expected for the full year.

B.	Revenue Recognition:

Nu Horizons Electronics Corp. and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology electronic components to a wide variety of original equipment manufacturers of electronic products in the United States, Asia and Europe. The Company also has certain business with a select supplier where it acts as an agent.

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104").  Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured.  Revenue is recognized at time of shipment.

Sales are recorded net of discounts, rebates, price adjustments, and returns.  Prompt payment discounts are recorded at the time payment is received from the customer.  Provisions are made for rebates, which are primarily volume driven, based on historical trends and anticipated customer buying patterns.  Provisions for price adjustments and returns are based on historical experience, current sales trends, and other factors.

A portion of the Company's business involves shipments directly from its suppliers to its customers.  In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment.  As the principal with the customer, the Company recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product was shipped.

In addition, the Company has certain business with a supplier and customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."  These transactions relate to the rendering of logistics services for the delivery of inventory for which the Company does not assume the risks and rewards of ownership.

2.	NEW ACCOUNTING STANDARDS:

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("Statement No. 165"). Statement No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Statement No. 165 is effective for interim or annual periods ending after June 15, 2009.  The Company will adopt Statement 165 in the second quarter of fiscal 2010; it is not expected to materially impact the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transaction costs be expensed as incurred. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company adopted Statement No. 141(R) effective March 1, 2009; it will impact the manner in which the Company accounts for future acquisitions.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("Statement No. 160"). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in the parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the statement of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company adopted Statement No. 160 effective March 1, 2009 and it did not materially impact the Company’s consolidated financial position and results of operations.  Prior period amounts were reclassified to conform to the current presentation.  Refer to Note 10.

3.	ACQUISITIONS:

On September 9, 2008, the Company acquired all the outstanding shares of C-88, a franchised distributor of electronic components based in Hoersholm, Denmark.  This acquisition will further expand the Company’s presence in Europe.  The operating results of C-88 are reflected in the accompanying financial statements since the date of acquisition.

The C-88 acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Pursuant to the terms of the purchase agreement, the Company paid $4,044,000 in cash as of the acquisition date, including transaction costs of $544,000.  The purchase price was first allocated to tangible and identifiable intangible assets.  The excess purchase price was allocated to goodwill which amounted to $2,375,000 and is attributed to the active electronics components segment.  The goodwill is not tax deductible.  The Company allocated $1,600,000 to customer relationships and $20,000 to non-compete agreements which will be amortized over 10 years and 2 years, respectively.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. At May 31, 2009, the present value of the minimum payment of $500,000 has been recorded as a short- and long-term liability as Due to seller on the Company's consolidated balance sheet as a payment of $300,000 is due to the seller during the fourth quarter of fiscal 2010 and a payment of $200,000 is due during the fourth quarter of fiscal 2011.  The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

In accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," the contingent consideration will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the three months ended May 31, 2009, no additional amount above the $500,000 minimum has been recorded as C-88 is currently not projected to attain the first earnings milestone established in the purchase agreement.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The following table presents the allocations of the aggregate purchase price for the C-88 acquisition based on the estimated fair values of assets acquired and liabilities assumed.

Purchase price	$3,500,000
Direct acquisition costs	544,000
Total purchase price, net of cash acquired	$4,044,000

Allocation of purchase price:
Cash	77,000
Accounts receivable	3,396,000
Inventory	786,000
Other current assets	105,000
Fixed assets	22,000
Other assets	6,000
Accounts payable/accrued expenses	(3,030,000)
Bank credit line	(900,000)
Taxes payable	(413,000)
Customer relationships	1,600,000
Non compete agreement	20,000
Cost in excess of net assets acquired	2,375,000
Total purchase price, net of cash acquired	$4,044,000

The following unaudited proforma information of the Company is provided to give effect to the C-88 acquisition assuming it occurred as of March 1, 2008.

For the Three Months Ended May 31, 2008

Net sales	$204,477,000
Net income	1,176,000
Net income per share:
Basic	$.07
Diluted	$.06

The proforma amounts above reflect interest on the purchase price assuming the acquisition occurred as of March 1, 2008, with interest calculated at the Company's borrowing rate under its domestic credit facility (see Note 5) for the respective period. The proforma net earnings above assume an incremental income tax provision at the Company's statutory consolidated tax rate for the respective fiscal period.  The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2009 fiscal year or of future operating performance.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which are recorded at cost, consist of the following:

	May 31, 2009	February 28, 2009

Furniture, fixtures and equipment	$11,481,000	$10,829,000
Computer equipment	9,500,000	9,478,000
Leasehold improvements	1,106,000	1,106,000
	22,087,000	21,413,000
Less: Accumulated depreciation and amortization	17,051,000	16,586,000
	$5,036,000	$4,827,000

Depreciation expense for the three months ended May 31, 2009 and 2008 was $465,000 and $384,000, respectively.

5.	DEBT:

Bank Debt: Revolving Credit Lines
On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At May 31, 2009, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.75% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at May 31, 2009 was 3.91%.   Direct borrowings under the Revolving Credit Line were $15,000,000 and $14,950,000 at May 31, 2009 and February 28, 2009, respectively.  As of May 31, 2009, the Company was in compliance with all of the required bank covenants.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  Borrowings under the Singapore Credit Line utilize an asset-based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end.  Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5%.  The interest rate at May 31, 2009 was 3.90%.  Direct borrowings under the Singapore Credit Line were $5,000,000 at May 31, 2009 and February 28, 2009. The Singapore Credit Line expires on November 20, 2009.

Bank Debt: Bank Credit Lines
The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £2,500,000 (approximately $3,958,000) at May 31, 2009, which bear interest at the bank's base rate plus 1.55%.  The interest rate at May 31, 2009 was 2.33%.  The Company owed $1,476,000 and $1,944,000 at May 31, 2009 and February 28, 2009, respectively.  The U.K. Credit Line renews annually in July.

The Company has a bank credit agreement with a bank in Denmark ("the Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,878,000) as of May 31, 2009, at the current prevailing interest rate (7.45% at May 31, 2009).  Borrowings under the Danish Credit Line were 3,789,000 ($706,000) and 8,953,000 Danish Kroner ($1,506,000) at May 31, 2009 and February 28, 2009, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At May 31, 2009, the Company had approximately $74,900,000 in the aggregate available under all of its bank credit facilities.

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	May 31, 2009	February 28, 2009

Commissions	$1,555,000	$1,706,000
Goods and services tax	1,588,000	1,137,000
Compensation and related benefits	1,386,000	1,350,000
Sales returns	701,000	758,000
Professional fees	227,000	461,000
Deferred rent	374,000	343,000
Other	1,747,000	2,447,000
Total	$7,578,000	$8,202,000

7.	NET INCOME (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding.  Such securities shown below, presented on a common share equivalent basis, have been included in the per-share computations:

	For the Three Months Ended
	May 31, 2009	May 31, 2008

NUMERATOR:
Net (loss) income attributed to Nu Horizons Electronics Corp.	$(944,000)	$1,155,000

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	18,088,010	17,971,317
Effect of dilutive stock options and restricted shares	-	240,212
Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,088,010	18,211,529
Net (loss) income per share:
Basic	$(0.05)	$0.06

Diluted	$(0.05)	$0.06

For the three months ended May 31, 2009 and 2008, the above calculation excludes 1,832,487 options and 371,157 restricted shares and 1,414,250 options and 387,483 restricted shares, respectively, as their effect was antidilutive.

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

Stock Options
Stock options granted to date under each of the Company’s 1998 and 2000 Stock Option Plans, 2000 Key Employee Stock Option Plan and 2002 Key Employee Stock Incentive Plan generally expire ten years after the date of grant and become exercisable as they vest.  Stock options granted under the Company’s 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal annual installments on the date of grant and the succeeding two anniversaries thereof.  The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of grant.

The following information relates to the stock option activity for the three months ended May 31, 2009:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2009	2,176,723	$6.85
Granted	-	-
Exercised	-	-
Forfeited	(618,473)	$6.26
Outstanding at May 31, 2009	1,558,250	$7.08	3.6 years	$-
Exercisable at May 31, 2009	1,438,250	$7.30	3.1 years	$77,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2009.  This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended May 31, 2009 and 2008 was $0 (no options exercised), and $502,000, respectively.

Cash received from option exercises during the three months ended May 31, 2009 and 2008 was $0 (no options exercised) and $355,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee of the Company's board of directors may grant shares of restricted stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period.  For the three-month periods ended May 31, 2009 and 2008, the Company recorded compensation expense aggregating $213,000 and $197,000, respectively, relating to the issuance of restricted stock.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the three months ended May 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2009	509,620	$9.16
Granted	-	-
Vested	(41,207)	$10.14
Forfeited	(35,720)	$10.30
Non-vested shares at May 31, 2009	432,693	$8.98

As of May 31, 2009, there was total unrecognized compensation cost of $3,636,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 2.9 years.

9.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

The active electronic components segment includes mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors, diodes and systems products.  Passive components distributed by NIC, principally to original equipment manufacturers, contractors and other distributors globally, consist of a high technology line of surface mount and leaded components, including capacitors, resistors, inductors and circuit protection components.

Each operating segment has its own management team that manages certain functions within the segment. Each segment also has discrete financial reporting that is evaluated at the corporate level on which operating decisions and strategic planning for the Company are made.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Sales and operating income (loss), by segment, for the three months ended May 31, 2009 and 2008 are as follows:

	Three Months Ended
	May 31, 2009	May 31, 2008
Sales:
Active electronic components	$139,198,000	$185,459,000
Passive components	8,561,000	14,693,000
	$147,759,000	$200,152,000

	Three Months Ended
	May 31, 2009	May 31, 2008
Operating Income (loss):
Active electronic components	$488,000	$1,501,000
Passive components	(472,000)	2,485,000
Corporate	(671,000)	(1,207,000)
	$(655,000)	$2,779,000

Total assets, by segment, as of May 31, 2009 and February 28, 2009 are as follows:

	May 31, 2009	February 28, 2009
Total assets
Active electronic components	$198,683,000	$208,057,000
Passive components	42,211,000	43,298,000
	$240,894,000	$251,355,000

The Company’s business is conducted in the Americas, Europe and Asia/Pacific.

Revenues, by geographic area, for the three months ended May 31, 2009 and 2008 are as follows:

	Three Months Ended
	May 31, 2009	May 31, 2008
Revenue:
Americas	$83,677,000	$130,357,000
Europe	18,882,000	16,848,000
Asia Pacific	45,200,000	52,947,000
	$147,759,000	$200,152,000

Total assets, by geographic area, as of May 31, 2009 and February 28, 2009 are as follows:

	May 31, 2009	February 28, 2009
Total assets
Americas	$150,767,000	$157,648,000
Europe	12,346,000	18,092,000
Asia/Pacific	77,781,000	75,615,000
	$240,894,000	$251,355,000

The net book value of long-lived assets, by geographic area, as of May 31, 2009 and February 28, 2009 is as follows:

	May 31, 2009	February 28, 2009
Long –lived assets
Americas	$4,411,000	$4,176,000
Europe	347,000	309,000
Asia/Pacific	278,000	342,000
	$5,036,000	$4,827,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

10.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders' equity.  Our comprehensive income (loss) primarily includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three months ended May 31, 2009 and 2008 is as follows:

	For the Three Months Ended
	May 31, 2009	May 31, 2008

Consolidated net (loss) income	$(913,000)	$1,274,000
Other comprehensive income	202,000	27,000
Consolidated comprehensive (loss) income	(711,000)	1,301,000
Comprehensive income attributed to noncontrolling interest	31,000	119,000
Comprehensive (loss) income attributable to Nu Horizons Electronics Corp.	$(742,000)	$1,182,000

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Nu Horizons Electronics Corp.

We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. (the “Company”) as of May 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three month periods ended May 31, 2009 and 2008. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.

As discussed in Note 2 to the condensed consolidated financial statements, the Company changed its method of accounting for noncontrolling interests and business combinations effective March 1, 2009.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 28, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 29, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for Company's adoption of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes; An Interpretation of FASB Statement No. 109," effective March 1, 2007.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Melville, New York
July 6, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, "we," "us," "our," "Nu Horizons" or "the Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Item 1A – Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2009 and elsewhere in such Annual Report and from time to time in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three-month periods ended May 31, 2009 and 2008, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 28, 2009.

Overview:

Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers (“OEMs”) of electronic products in the United States, Asia and Europe.

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

In September 2008, we acquired C-88, a franchised electronic components distributor based in Hoersholm, Denmark, near Copenhagen.  The C-88 acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Pursuant to the terms of the C-88 purchase agreement, the Company paid $4,044,000 in cash as of the acquisition date, including transaction costs of $544,000.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. At May 31, 2009, the present value of the minimum payment of $500,000 has been recorded as a short- and long-term liability as Due to seller on the Company's consolidated balance sheet since a payment of $300,000 is due to the seller during the fourth quarter of fiscal 2010 and a payment of $200,000 is due during the fourth quarter of fiscal 2011.  The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

In accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” the contingent consideration will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the three-month period ended May 31, 2009, no additional amount above the $500,000 minimum has been recorded as C-88 is currently not projected to attain the first earnings milestone established in the purchase agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal 2008, we modified our Systems business by focusing the business on higher margin value-added engagements with mid-tier customers and creating a new selling organization.  Systems sales for the three-month period ended May 31, 2009 decreased 51% over the three-month period ended May 31, 2008, primarily due to the current economic recession.

It is difficult for the Company, as a distributor, to forecast the material trends of the electronic components industry because the Company does not typically have material forward-looking information available from its customers and suppliers. As such, management relies on the publicly-available information published by certain industry groups and other related analyses to evaluate its longer term prospects.

Due to the current economic recession and related decreased product demand, the Company recently has taken several cost -reduction actions.  In the third quarter of fiscal 2009, the Company eliminated its employer contribution match to the employee 401K plan and announced a reduction in its workforce.  Additionally, in the fourth quarter of fiscal 2009, the Company announced a further reduction in its workforce and implemented a salary reduction program.  Also, the Company invoked a mandatory two-week furlough program during the Company’s first six months of fiscal 2010, with one week to be taken in each of the first and second quarters of fiscal 2010.  Finally, the Company adjusted its commission plans to reduce commission rates in fiscal 2010.  Collectively, the Company expects these actions to result in approximately $10,000,000 to $12,000,000 in savings annually.

The Company is continuing to fully cooperate with the investigation by the SEC in the action captioned "In the Matter of Vitesse Semiconductor Corp." The SEC investigation and the related internal investigation are collectively referred to herein as the "Vitesse Matter".  On April 9, 2009, the Audit Committee announced the completion of the Company’s related internal investigation and provided a summary of its conclusions.  The Company’s cooperation with the SEC investigation and its own internal investigation has required the Company to incur significant expenses for professional fees and related expenses. The Company incurred approximately $474,000, and $970,000 for the three months ended May 31, 2009 and May 31, 2008, respectively.  Cumulatively, $6,728,000 of expense for professional fees has been incurred to date since fiscal 2007 related to the Vitesse Matter.  Management believes that as a result of the completion of the internal investigation, the Company’s expenditures for professional fees will decline in future fiscal periods.  However, management is presently unable to predict the outcome of the SEC investigation and related cost to be incurred by the Company.  In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will consider such additional evidence to determine whether any further investigation or action is warranted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued):

The tables below provide a summary of sales by operating segment for active electronic components and passive components for the Company for the three months ended May 31, 2009 and 2008:

	Analysis of Sales
	Quarters Ended May 31,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Segment:
Active Electronic Components	$139,198,000	94%	$185,459,000	93%	(24.9)%
Passive Components	8,561,000	6%	14,693,000	7%	(41.7)%
	$147,759,000	100%	$200,152,000	100%	(26.2)%

The following table sets forth, for the three-month periods ended May 31, 2009 and 2008, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended May 31
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	85.8	84.5
Gross profit	14.2	15.5
Selling, general and administrative expenses	14.7	14.1
Interest expense	0.3	0.5
Interest (income)	-	-
Income (loss) before taxes and noncontrolling interest	(0.7)	0.9
Income tax provision (benefit)	(0.1)	0.3
Income (loss) after taxes, before noncontrolling interest	(0.6)	0.6
Noncontrolling interest	-	0.1
Net income (loss)	(0.6)	0.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Three Months Ended May 31, 2009 compared to Three Months Ended May 31, 2008

Consolidated net sales for the three months ended May 31, 2009 were $147,759,000 as compared to $200,152,000 for the comparable period of the prior year, a decrease of $52,393,000 or 26.2%.

Sales of active electronic components for the three months ended May 31, 2009 were $139,198,000 as compared to $185,459,000 for the comparable period of the prior year, a decrease of approximately $46,261,000 or 24.9%.  This sales decrease is primarily due the recent global economic recession.  The continuing economic and credit crisis makes it difficult for management to estimate the Company’s overall sales volume and earnings for the remainder of fiscal 2010. Management believes, however, that in the near term the industry will continue to experience a global decline in overall sales volume as compared to recent prior periods.

Passive components sales for the three months ended May 31, 2009 were $8,561,000 compared to $14,693,000 for the three months ended May 31, 2008, a decrease of $6,132,000 or 41.7%, primarily due to the recent global economic recession.

Consolidated gross margin was 14.2% for the three months ended May 31, 2009 as compared to 15.5% for the comparable period of the prior year.  The decline in gross margin for the three months ended May 31, 2009 is attributed to an increase in the percentage of Asia/Pacific sales at a lower margin in order to secure high volume business from large Asian contract manufacturers and a change in product mix to include a higher amount of lower margin business in North America and Europe. Reduced supplier discounts aggregating $235,000, and higher freight in costs of $141,000 also contributed to the decline in gross profit margin during the three months ended May 31, 2009.

As a percentage of sales, selling, general and administrative expenses increased to 14.7% from 14.1% in the comparable period of the prior year.  Selling, general and administrative expenses decreased $6,454,000 or 22.9% over the prior period primarily due to (i) a decrease of  $5,344,000 in selling and administrative expenses primarily due to a reduction in workforce during the third and fourth quarters of fiscal 2009, a salary reduction program implemented in the fourth quarter of fiscal 2009, and a mandatory one-week furlough program invoked during the first quarter of 2010; (ii) a $700,000 decrease in travel and entertainment primarily attributed to the decrease in sales force as compared to the prior period; (iii) a decrease of $542,000 in freight out expense primarily attributed to a decrease in sales and (iv) a decrease of $496,000 related to the Vitesse Matter. These decreases were partially offset by an increase of $523,000 for operating expenses attributed to our acquisition of C-88 in the third quarter of fiscal 2009 and an increase of $105,000 in other selling and general administrative expenses.

Interest expense decreased 54.8% to $422,000 for the three months ended May 31, 2009 from $934,000 from the prior period primarily due to lower average borrowings and lower average interest rates compared to the prior year period.

Income tax expense as a percentage of income before provision for income tax and noncontrolling interest ("effective tax rate") was a benefit of 15.0% and a provision of 31.0% for the three months ended May 31, 2009, and May 31, 2008, respectively.  The effective tax rate is lower than the statutory rate of 35% for the three months ended May 31, 2009, primarily due to foreign income earned  at tax rates lower than the U.S. tax rate, lower state and local income taxes and tax benefit derived from foreign tax credit, partially offset by an increase in the valuation allowance for certain foreign net operating losses.

Net loss for the three months ended May 31, 2009 was $944,000 or $.05 per basic and diluted share as compared to net income of $1,155,000 or $0.06 per basic and per diluted share for the three months ended May 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

The Company's current ratio (current assets divided by current liabilities) was 2.7:1 at May 31, 2009. Working capital was $146,839,000 at May 31, 2009 as compared to $147,141,000 at February 28, 2009.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At May 31, 2009, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.75% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at May 31, 2009 was 3.91%.   Direct borrowings under the Revolving Credit Line were $15,000,000 and $14,950,000 at May 31, 2009 and February 28, 2009, respectively.  As of May 31, 2009, the Company was in compliance with all of the required bank covenants.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  Borrowings under the Singapore Credit Line utilize an asset-based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end.  Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5%.  The interest rate at May 31, 2009 was 3.90%.  Direct borrowings under the Singapore Credit Line were $5,000,000 at May 31, 2009 and February 28, 2009. The Singapore Credit Line expires on November 20, 2009.  Management believes it will be able to extend the Singapore Credit Line before it expires on terms that are substantially the same terms as the existing terms; however, no assurances can be given in this regard.

The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £2,500,000 (approximately $3,958,000) at May 31, 2009, which bear interest at the bank's base rate plus 1.55%.  The interest rate at May 31, 2009 was 2.33%.  The Company owed $1,476,000 and $1,944,000 at May 31, 2009 and February 28, 2009, respectively.  The U.K. Credit Line renews annually in July.

The Company has a bank credit agreement with a bank in Denmark ("the Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,878,000) as of May 31, 2009, at the current prevailing interest rate (7.45% at May 31, 2009).  Borrowings under the Danish Credit Line were 3,789,000 ($706,000) and 8,953,000 Danish Kroner ($1,506,000) at May 31, 2009 and February 28, 2009, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At May 31, 2009, the Company had approximately $74,900,000 in the aggregate available under all of its bank credit facilities.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned bank agreements together with any amendments or extensions thereof, will be sufficient to finance its operations for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of May 31, 2009, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates:

There have been no changes in our critical accounting policies from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended February 28, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s credit facilities bear interest based on fluctuating interest rates.  The interest rate under its Revolving Credit Line is tied to the prime or LIBOR rate, the interest rate under its UK Credit Line is tied to the Bank of England's base rate, and the interest rate under the Singapore Credit Line is tied to SIBOR; all of these interest rates may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $83,000 for the three months ended May 31, 2009 and $196,000 for the three months ended May 31, 2008.  As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.  The Company has not entered into any instruments, such as interest rate swaps, in an effort to manage its interest rate risk.

Foreign Currency Exchange Rate Risk:

The Company has several foreign subsidiaries in Asia, the United Kingdom, Germany, Denmark and Canada.  The Company does business in more than one dozen countries and currently generates approximately 43% of its revenues from outside North America.  The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $90,127,000 and $93,707,000 at May 31, 2009 and February 28, 2009, respectively, translated into U.S. dollars at the closing exchange rates on such dates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates.  These risks are not expected to have a material impact on the Company’s results in future periods as the Company purchases most of its inventory in U.S. dollars. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended May 31, 2009 or 2008.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report.  Based on this evaluation, our CEO and CFO concluded that as of May 31, 2009 our disclosure controls and procedures were effective in ensuring that the information required to be filed in the reports it files under the Exchange Act have been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  PART II
  OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

  PART II
  OTHER INFORMATION

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Employment Agreement between James Estill and the Company dated May 8, 2009.

*10.2	Second Amendment to the Employment Agreement between Arthur Nadata and the Company dated May 8, 2009.

*10.3	Second Amendment to the Employment Agreement between Richard Schuster and the Company dated May 8, 2009.

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included herewith.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: July 8, 2009	/s/ James Estill
James Estill
President and Chief Executive Officer

Date: July 8, 2009	/s/ Kurt Freudenberg
Kurt Freudenberg
Executive Vice President
and Chief Financial Officer

  EXHIBIT INDEX

Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Employment Agreement between James Estill and the Company dated May 8, 2009.

*10.2	Second Amendment to the Employment Agreement between Arthur Nadata and the Company dated May 8, 2009.

*10.3	Second Amendment to the Employment Agreement between Richard Schuster and the Company dated May 8, 2009.

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included herewith.