Form 10-Q
period 2009-08-31
NU HORIZONS ELECTRONICS CORP
filed 2009-10-08
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check	Smaller reporting company ☐
if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of October 1, 2009:

Common Stock – Par Value $.0066	18,527,379
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	Page(s)

Item 1.	Financial Statements.

	Consolidated Condensed Statements of Operations (unaudited) -
	Three and Six Months Ended August 31, 2009 and 2008	3.

	Consolidated Condensed Balance Sheets -
	August 31, 2009 (unaudited) and February 28, 2009	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	Six Months Ended August 31, 2009 and 2008	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-16.

	Report of Independent Registered Public Accounting Firm	17.

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	18.-24.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25.

Item 4.	Controls and Procedures.	26.

PART II.	OTHER INFORMATION	27.

Item 1.	Legal Proceedings.	27.

Item 1A.	Risk Factors.	27.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27.

Item 3.	Defaults Upon Senior Securities.	27.

Item 4.	Submission of Matters to a Vote of Security Holders.	27.

Item 5.	Other Information.	27.

Item 6.	Exhibits.	28.

SIGNATURES		29.

EXHIBIT INDEX		30.

CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008

NET SALES	$156,600,000	$211,813,000	$304,360,000	$411,965,000

COSTS AND EXPENSES:
Cost of sales	134,125,000	180,969,000	260,846,000	350,195,000
Selling, general and administrative expenses	22,852,000	29,277,000	44,545,000	57,424,000
	156,977,000	210,246,000	305,391,000	407,619,000

OPERATING (LOSS) INCOME	(377,000)	1,567,000	(1,031,000)	4,346,000

OTHER EXPENSE (INCOME)
Interest expense	270,000	882,000	693,000	1,816,000
Interest income	(7,000)	(2,000)	(10,000)	(4,000)
	263,000	880,000	683,000	1,812,000

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(640,000)	687,000	(1,714,000)	2,534,000

(Benefit) provision for income taxes	(1,253,000)	403,000	(1,414,000)	976,000

CONSOLIDATED NET INCOME (LOSS)	613,000	284,000	(300,000)	1,558,000

Net income attributable to noncontrolling interest	70,000	92,000	101,000	211,000

NET INCOME (LOSS) ATTRIBUTED TO NU HORIZONS ELECTRONICS CORP.	$543,000	$192,000	$(401,000)	$1,347,000

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO NU HORIZONS ELECTRONICS CORP.

Basic	$.03	$.01	$(.02)	$.07

Diluted	$.03	$.01	$(.02)	$.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,103,244	18,066,923	18,095,668	18,019,381
Diluted	18,156,640	18,206,320	18,095,668	18,246,377

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2009	February 28, 2009
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$19,046,000	$4,793,000
Accounts receivable – net of allowance for doubtful accounts of $3,310,000 and $3,438,000 as of August 31, 2009 and February 28, 2009, respectively	106,324,000	111,572,000
Inventories	85,917,000	107,877,000
Deferred tax asset	5,172,000	3,323,000
Prepaid expenses and other current assets	4,853,000	4,979,000
TOTAL CURRENT ASSETS	221,312,000	232,544,000

PROPERTY, PLANT AND EQUIPMENT – NET	4,828,000	4,827,000

OTHER ASSETS:
Cost in excess of net assets acquired	5,022,000	5,020,000
Intangibles – net	3,573,000	3,742,000
Other assets	4,268,000	5,222,000

TOTAL ASSETS	$239,003,000	$251,355,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$57,747,000	$67,133,000
Accrued expenses	7,730,000	8,498,000
Bank debt	7,365,000	8,450,000
Income taxes payable	1,476,000	1,322,000
TOTAL CURRENT LIABILITIES	74,318,000	85,403,000

LONG TERM LIABILITIES
Bank debt	13,000,000	14,950,000
Deferred tax liability	1,899,000	1,903,000
Other long term liabilities	2,939,000	2,590,000
TOTAL LONG TERM LIABILITIES	17,838,000	19,443,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,517,379 and 18,578,946 shares issued and outstanding as of August 31, 2009 and February 28, 2009, respectively	122,000	122,000
Additional paid-in capital	56,937,000	56,386,000
Retained earnings	86,985,000	87,386,000
Other accumulated comprehensive income	170,000	83,000
Total Shareholders’ Equity	144,214,000	143,977,000
Noncontrolling interest	2,633,000	2,532,000
TOTAL EQUITY	146,847,000	146,509,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$239,003,000	$251,355,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	August 31, 2009	August 31, 2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$310,056,000	$419,128,000
Cash paid to suppliers and employees	(290,482,000)	(406,340,000)
Interest received	10,000	4,000
Interest paid	(712,000)	(1,785,000)
Income taxes paid	(543,000)	(1,822,000)
Net cash provided by operating activities	18,329,000	9,185,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(811,000)	(1,264,000)
Acquisition payment	-	(3,410,000)
Net cash used in investing activities	(811,000)	(4,674,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines and bank credit lines	95,998,000	184,622,000
Repayments under revolving credit lines and bank credit lines	(99,241,000)	(184,327,000)
Proceeds from exercise of stock options	-	356,000
Net cash (used) provided by financing activities	(3,243,000)	651,000

EFFECT OF EXCHANGE RATE CHANGE	(22,000)	(10,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,253,000	5,152,000

Cash and cash equivalents, beginning of year	4,793,000	3,886,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,046,000	$9,038,000

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

CONSOLIDATED NET (LOSS) INCOME	$(300,000)	$1,558,000
Adjustments:
Depreciation and amortization	1,029,000	873,000
Bad debt reserve	(75,000)	(475,000)
Deferred income tax	(1,852,000)	8,000
Stock based compensation	551,000	572,000
Other long term liabilities	349,000	358,000
Changes in assets and liabilities:
Accounts receivable	5,696,000	7,261,000
Inventories	21,960,000	(13,553,000)
Prepaid expenses and other current assets	(757,000)	(890,000)
Other assets	947,000	(146,000)
Accounts payable and accrued expenses	(8,676,000)	15,441,000
Income taxes	(543,000)	(1,822,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$18,329,000	$9,185,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company"), its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pte Ltd ("NUZ"), Nu Horizons Electronics Asia Pte Ltd., Korea Branch ("NUK"), Nu Horizons Electronics NZ Limited ("NUN"), Nu Horizons Electronics Hong Kong Ltd. ("NUO"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Limited ("NUE"), Nu Horizons Electronics GmbH ("NUD"), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), C-88 AS ("C-88"), and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA") contain all adjustments necessary to present fairly the Company’s financial position as of August 31, 2009 and February 28, 2009 and the results of its operations for the three- and six-month periods ended August 31, 2009, and 2008, and its cash flows for the six-month periods ended August 31, 2009 and 2008.  All references to the "Company," "we," "us" and "our" refer to Nu Horizons Electronics Corp. and its subsidiaries, unless the context indicates otherwise.

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

The results of operations for the three- and six-month period ended August 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Sales are recorded net of discounts, rebates, price adjustments, and returns.  Prompt payment discounts are recorded at the time payment is received from the customer.  Provisions that are made for rebates are made in accordance with EITF 01-9 which are primarily volume driven, based on historical trends and anticipated customer buying patterns.  We record a reserve for potential sales returns in accordance with Statement of Financial Accounting Standard No. 48 "Revenue Recognition when the Right of Return Exist."  Historical sales returns and anticipated future buying patterns are utilized to record provisions for sales returns.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

2.	NEW ACCOUNTING STANDARDS:

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles ("GAAP"), a replacement of FASB Statement No. 162" ("Statement No. 168") which establishes the FASB Accounting Standards CodificationTM as the single source of authoritative U.S. GAAP, organized by topic, and creates a new referencing system to identify authoritative literature such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new U.S. GAAP standards.  In addition, the Securities and Exchange Commission ("SEC") rules and releases will remain as sources of authoritative U.S. GAAP for SEC registrants.  Statement No. 168 will be effective for interim and annual periods ending after September 15, 2009.  The adoption of Statement 168 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("Statement No. 165"). Statement No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Statement No. 165 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted Statement 165 in the second quarter of fiscal 2010.  The adoption did not impact the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transaction costs be expensed as incurred. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company adopted Statement No. 141(R) effective March 1, 2009.  The adoption of Statement No. 141 (R) will impact the manner in which the Company accounts for future acquisitions and the impact could be significant, depending on the terms of future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("Statement No. 160"). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in the parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the statement of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company adopted Statement No. 160 effective March 1, 2009 and it did not materially impact the Company’s consolidated financial position or results of operations.  Prior period amounts were reclassified to conform to the current presentation.

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

The C-88 acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Pursuant to the terms of the purchase agreement, the Company paid $4,044,000 in cash as of the acquisition date, including transaction costs of $544,000.  The purchase price was first allocated to tangible and identifiable intangible assets.  The excess purchase price was allocated to goodwill which amounted to $2,375,000 and is attributed to the active electronics components segment.  The goodwill is not tax deductible.  The Company allocated $1,600,000 to customer relationships and $20,000 to non-compete agreements which will be amortized over 10 years and 2 years, respectively.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. At August 31, 2009, the present value of the minimum payment of $500,000 has been recorded as a short- and long-term liability as accrued expenses and other long-term liabilities on the Company's consolidated balance sheet as a payment of $300,000 is due to the seller during the fourth quarter of fiscal 2010 and a payment of $200,000 is due during the fourth quarter of fiscal 2011.  The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

In accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," the contingent consideration will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the three- and six-month period ended August 31, 2009, no additional amount above the $500,000 minimum has been recorded as C-88 did not attain the first earnings milestone established in the purchase agreement.

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

	For the Three Months Ended August 31, 2008	For the Six Months Ended August 31, 2008

Net sales	$216,466,000	$420,943,000
Net income	273,000	1,449,000
Net income per share:
Basic	$.02	$.08
Diluted	$.01	$.08
Net income per share as reported:
Basic	$.01	$.07
Diluted	$.01	$.07

The proforma amounts above reflect interest expense based on the purchase price assuming the acquisition occurred as of March 1, 2008, with interest calculated at the Company’s borrowing rate under its domestic credit facility (see Note 5) for the respective period. The proforma net earnings above assume an incremental income tax provision at the Company’s statutory consolidated tax rate for the respective fiscal period.  The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2009 fiscal year or of future operating performance.

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which are recorded at cost, consist of the following:

	August 31, 2009	February 28, 2009

Furniture, fixtures and equipment	$11,061,000	$10,829,000
Computer equipment	9,578,000	9,478,000
Leasehold improvements	1,089,000	1,106,000
	21,728,000	21,413,000
Less: Accumulated depreciation and amortization	16,900,000	16,586,000
	$4,828,000	$4,827,000

Depreciation expense for the three months ended August 31, 2009 and 2008 was $397,000 and $406,000, respectively.  Depreciation expense for the six months ended August 31, 2009 and 2008 aggregated $860,000 and $731,000, respectively.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

5.	DEBT:

Bank Debt: Revolving Credit Lines
On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At August 31, 2009, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.75% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at August 31, 2009 was 5.00%.   Direct borrowings under the Revolving Credit Line were $13,000,000 and $14,950,000 at August 31, 2009 and February 28, 2009, respectively.  As of August 31, 2009, the Company was in compliance with all of the required bank covenants.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  Borrowings under the Singapore Credit Line utilize an asset-based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end.  Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5%.  The interest rate at August 31, 2009 was 3.26%.  Direct borrowings under the Singapore Credit Line were $5,000,000 at August 31, 2009 and February 28, 2009. The Singapore Credit Line expires on November 20, 2009 and is currently being negotiated for renewal.

Bank Debt: Bank Credit Lines
The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £2,500,000 (approximately $4,089,000) at August 31, 2009, which bear interest at the bank’s base rate plus 1.55%.  The interest rate at August 31, 2009 was 2.28%.  The Company owed $1,535,000 and $1,944,000 at August 31, 2009 and February 28, 2009, respectively.  The U.K. Credit Line renews annually in July.

The Company has a credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,927,000) as of August 31, 2009, at the current prevailing interest rate (7.45% at August 31, 2009).  Borrowings under the Danish Credit Line were 4,338,000 ($830,000) and 8,953,000 Danish Kroner ($1,506,000) at August 31, 2009 and February 28, 2009, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At August 31, 2009, the Company had approximately $78,500,000 in the aggregate available under all of its bank credit facilities.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	August 31, 2009	February 28, 2009

Commissions	$1,768,000	$1,706,000
Goods and services tax	1,012,000	1,137,000
Compensation and related benefits	1,098,000	1,350,000
Sales returns	713,000	758,000
Professional fees	379,000	461,000
Deferred rent	401,000	343,000
Due to seller	300,000	296,000
Other	2,059,000	2,447,000
Total	$7,730,000	$8,498,000

7.	OTHER LONG TERM LIABILITIES:

Other long term liabilities consist of the following:

	August 31, 2009	February 28, 2009

Executive retirement plan	$2,746,000	$2,400,000
Due to seller	193,000	190,000
Total	$2,939,000	$2,590,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

8.	NET INCOME (LOSS) PER SHARE:

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

	For the Three Months Ended		For the Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009		August 31, 2008

NUMERATOR:
Net income (loss) attributed to Nu Horizons Electronics Corp.	$543,000	$192,000		$(401,000)	$1,347,000

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	18,103,244	18,066,923		18,095,668	18,019,381
Effect of dilutive stock options and restricted shares	53,396	139,397		-	226,996
Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,156,640	18,206,320		18,095,668	18,246,377
Net income (loss) per share: Basic	$0.03	$0.01		$(0.02)	$0.07

Diluted	$0.03	$0.01	$	(0.02)	$0.07

For the three months ended August 31, 2009 and 2008, the above calculation excludes 1,383,000 options and 313,026 restricted shares and 1,414,250 options and 200,721 restricted shares, respectively, as their effect was antidilutive.  For the six months ended August 31, 2009 and 2008, the above calculation excludes 1,383,000 options and 354,490 restricted shares, and 1,414,250 options and 421,276 restricted shares, respectively, as their effect was antidilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9.	STOCK BASED COMPENSATION:

The Company follows the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which established the accounting for share-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

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

The following information relates to the stock option activity for the six months ended August 31, 2009:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2009	2,176,723	$6.85
Granted	435,000	$3.84
Forfeited	(1,308,473)	$5.13
Outstanding at August 31, 2009	1,303,250	$7.57	4.5 years	$99,200
Exercisable at August 31, 2009	1,185,750	$8.00	4.0 years	$6,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2009.  This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended August 31, 2009 and 2008 was $0 (no options exercised), and $506,000, respectively.  For the six-month periods ended August 31, 2009 and 2008, the Company recorded compensation expense aggregating $124,000 and $180,000, respectively, relating to the issuance of stock options.

Cash received from option exercises during the six months ended August 31, 2009 and 2008 was $0 (no options exercised) and $356,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee of the Company's board of directors may grant shares of restricted stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period.  For the six-month periods ended August 31, 2009 and 2008, the Company recorded compensation expense aggregating $427,000 and $391,000, respectively, relating to the issuance of restricted stock.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the six months ended August 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2009	509,620	$9.16
Granted	3,000	$3.11
Vested	(62,038)	$8.46
Forfeited	(48,223)	$9.97
Non-vested shares at August 31, 2009	402,359	$9.13

As of August 31, 2009, there was total unrecognized compensation cost of $3,561,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 3.0 years.

10.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Nu Horizons Electronics Corp. and its subsidiaries, both wholly- and majority-owned, are wholesale and export distributors of active electronic components and passive components and systems products throughout the United States, Asia, Australia and Europe. The Company has two operating segments under the requirements of FAS 131 ("Disclosure About Segments of an Enterprise and Related Information"), consisting of active electronic components and passive components.

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

Sales and operating income (loss), by segment, for the three and six months ended August 31, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
Sales:	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Active electronic components	$146,146,000	$196,285,000	$285,345,000	$381,744,000
Passive components	10,454,000	15,528,000	19,015,000	30,221,000
	$156,600,000	$211,813,000	$304,360,000	$411,965,000

	Three Months Ended		Six Months Ended
Operating income (loss)	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Active electronic components	$334,000	$3,533,000	$978,000	$6,923,000
Passive components	236,000	225,000	(237,000)	517,000
Corporate	(947,000)	(2,191,000)	(1,772,000)	(3,094,000)
	$(377,000)	$1,567,000	$(1,031,000)	$4,346,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Total assets, by segment, as of August 31, 2009 and February 28, 2009 are as follows:

	August 31, 2009	February 28, 2009
Total assets
Active electronic components	$195,787,000	$208,057,000
Passive components	43,216,000	43,298,000
	$239,003,000	$251,355,000

The Company’s business is conducted in the Americas, Europe and Asia/Pacific.

Revenues, by geographic area, for the three and six months ended August 31, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
Revenue:	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Americas	$93,596,000	$138,927,000	$177,273,000	$269,284,000
Europe	15,803,000	16,501,000	34,686,000	33,349,000
Asia Pacific	47,201,000	56,385,000	92,401,000	109,332,000
	$156,600,000	$211,813,000	$304,360,000	$411,965,000

Total assets, by geographic area, as of August 31, 2009 and February 28, 2009 are as follows:

	August 31, 2009	February 28, 2009
Total assets
Americas	$142,349,000	$157,648,000
Europe	16,412,000	18,092,000
Asia/Pacific	80,242,000	75,615,000
	$239,003,000	$251,355,000

The net book value of long-lived assets, by geographic area, as of August 31, 2009 and February 28, 2009 is as follows:

	August 31, 2009	February 28, 2009
Long –lived assets
Americas	$4,234,000	$4,176,000
Europe	323,000	342,000
Asia/Pacific	271,000	309,000
	$4,828,000	$4,827,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

11.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders' equity.  Our comprehensive income (loss) primarily includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and six months ended August 31, 2009 and 2008 is as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008

Consolidated net income (loss)	$613,000	$284,000	$(300,000)	$1,558,000
Other comprehensive (loss) income	(115,000)	350,000	87,000	377,000
Consolidated comprehensive income (loss)	498,000	634,000	(213,000)	1,935,000
Less: Comprehensive income attributed to noncontrolling interest	70,000	92,000	101,000	211,000
Comprehensive income (loss) attributed to Nu Horizons Electronics Corp.	$428,000	$542,000	$(314,000)	$1,724,000

12.	SUBSEQUENT EVENTS:

The Company has evaluated events subsequent to the August 31, 2009 quarter end through October 8, 2009, the date of filing of this Form 10-Q.  During this period, no material disclosable subsequent events were identified.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Horizons Electronics Corp.

We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. (the "Company") as of August 31, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.

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

Melville, New York October 8, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, "we," "us," "our," "Nu Horizons" or "the Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Item 1A – Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2009 and elsewhere in such Annual Report and from time to time in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three- and six-month periods ended August 31, 2009 and 2008, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 28, 2009.

Overview:

Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of original equipment manufacturers ("OEMs") of electronic products in the United States, Asia and Europe.

The Company operates in two product segments, active electronic components and passive components. The active electronic components segment includes semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiberoptic components, transistors and diodes. As part of the active electronic components segment, the Company’s System business distributes systems from IBM Corporation and Sun Microsystems Inc. The passive components segment includes passive components distributed by NIC and majority-owned subsidiaries NIA and NIE, principally to OEMs, contract manufacturers and other distributors globally, that consist of a high technology line of surface mount and leaded components including capacitors, resistors, inductors and circuit protection components.  NIC, NIA and NIE are a primary source of qualified products to over 9,000 OEMs worldwide.

In September 2008, we acquired C-88, a franchised electronic components distributor based in Hoersholm, Denmark, near Copenhagen.  The C-88 acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Pursuant to the terms of the C-88 purchase agreement, the Company paid $4,044,000 in cash as of the acquisition date, including transaction costs of $544,000.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000. At August 31, 2009, the present value of the minimum payment of $500,000 has been recorded as a short- and long-term liability as accrued expenses and other long-term liabilities on the Company's consolidated balance sheet since a payment of $300,000 is due to the seller during the fourth quarter of fiscal 2010 and a payment of $200,000 is due during the fourth quarter of fiscal 2011.  The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

In accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," the contingent consideration will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the three- and six-month periods ended August 31, 2009, no additional amount above the $500,000 minimum has been recorded as C-88 did not attain the first earnings milestone established in the purchase agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the second quarter of fiscal 2010, the Company became a North American Alcatel- Lucent Distributor which is expected to provide us the opportunity to further grow our Systems business. This product line includes enterprise voice solutions such as digital PBX’s, VOIP systems, and call center applications and data solutions such as switches, routers and wireless LAN products. Systems sales for the three- and six-month period ended August 31, 2009 decreased 65% and 60%, respectively over the three-and six-month period ended August 31, 2008, primarily due to a one-time sale in the three-month period ended August 31, 2008, to a large customer at a low gross margin on a product that was being discontinued.

It is difficult for the Company, as a distributor, to forecast the material trends of the electronic components industry because the Company does not typically have material forward-looking information available from its customers and suppliers. As such, management relies on the publicly-available information published by certain industry groups and other related analyses to evaluate its longer term prospects.  The economic recession makes it difficult for management to estimate the Company's overall sales volume and earnings for the remainder of fiscal 2010.

Net sales for the three-month period ended August 31, 2009 were $156,600,000 as compared to $211,813,000 for the comparable period last year, a decrease of 26.1%.  For the six-month period ended August 31, 2009 net sales were $304,360,000 as compared to $411,965,000 or a decrease of 26.1%.  The sales decrease for the three- and six month periods is due to the recent global economic recession and a one-time sale in the three-month period ended August 31, 2008, to a large customer on a product that was being discontinued.  Sequentially, net sales for the three months ended August 31, 2009 improved by $8,841,000 or 6% from $147,759,000 in the first quarter of fiscal 2010.  For the three months ended August 31, 2009 as compared to the same period last year, net sales in North America decreased 32.6%, net sales in Asia decreased 16.3% and net sales in Europe decreased 4.2%.  Sequentially, net sales for the three months ended August 31, 2009 in North America and Asia grew 11.9% and 4.4%, respectively, and sales in Europe decreased 16.3 % as compared to the first quarter of fiscal 2010.

Due to ongoing economic recession and related decreased product demand, the Company recently has taken several cost-reduction actions.  In the third quarter of fiscal 2009, the Company eliminated its employer contribution match to the employee 401K plan and announced a reduction in its workforce.  Additionally, in the fourth quarter of fiscal 2009, the Company announced a further reduction in its workforce and implemented a salary reduction program.  Also, the Company invoked a mandatory two-week furlough program during the Company’s first six months of fiscal 2010, with one week to be taken in each of the first and second quarters of fiscal 2010.  Finally, the Company adjusted its commission plans to reduce commission rates in fiscal 2010.

The Company is continuing to fully cooperate with the investigation by the SEC in the action captioned "In the Matter of Vitesse Semiconductor Corp." The SEC investigation and the related internal investigation are collectively referred to herein as the "Vitesse Matter".  On April 9, 2009, the Audit Committee announced the completion of its related internal investigation and provided a summary of its conclusions.  The Company’s cooperation with the SEC investigation and its own internal investigation has required the Company to incur significant expenses for professional fees and related expenses. For the three- and six-month periods ended August 31, 2009, the Company has incurred approximately $211,000, and $685,000, compared to $1,671,000 and $2,333,000 respectively, for the three- and six-month periods ended August 31, 2008. Cumulatively, $6,939,000 of expense for professional fees have been incurred to date since fiscal 2007 related to the Vitesse Matter.  Management believes that as a result of the completion of the internal investigation, the Company’s expenditures for professional fees will continue to decline in future fiscal periods when compared to the prior comparable periods.  However, management is presently unable to predict the outcome of the SEC investigation and related cost to be incurred by the Company.  In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will consider such additional evidence to determine whether any further investigation or action is warranted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued):

The tables below provide a summary of sales by operating segment for active electronic components and passive components for the Company for the three and six months ended August 31, 2009 and 2008:

	Analysis of Sales by Segment

	Quarters Ended August 31,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Segment:
Active Electronic Components	$146,146,000	93.3%	$196,285,000	92.7%	(25.5)%
Passive Components	10,454,000	6.7%	15,528,000	7.3%	(32.7)%
	$156,600,000	100%	$211,813,000	100%	(26.1)%

	Analysis of Sales by Segment

	Six Months Ended August 31,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Segment:
Active Electronic Components	$285,345,000	93.8%	$381,744,000	92.7%	(25.3)%
Passive Components	19,015,000	6.2%	30,221,000	7.3%	(37.1)%
	$304,360,000	100%	$411,965,000	100%	(26.1)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The tables below provide a summary of sales by geographic area for the Company for the three and six months ended August 31, 2009 and 2008:

	Analysis of Sales by Geography

	Quarters Ended August 31,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Geography:
North America	$93,596,000	59.8%	$138,927,000	65.6%	(32.6)%
Asia	47,201,000	30.1%	56,385,000	26.6%	(16.3)%
Europe	15,803,000	10.1%	16,501,000	7.8%	(4.2)%
	$156,600,000	100%	$211,813,000	100%	(26.1)%

	Analysis of Sales by Geography

	Six Months Ended August 31,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Geography:
North America	$177,273,000	58.2%	$269,284,000	65.4%	(34.2)%
Asia	92,401,000	30.4%	109,332,000	26.5%	(15.5)%
Europe	34,686,000	11.4%	33,349,000	8.1%	4.0%
	$304,360,000	100%	$411,965,000	100%	(26.1)%

The following table sets forth, for the three- and six-month periods ended August 31, 2009 and 2008, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended August 31		Six Months Ended August 31
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.6	85.4	85.7	85.0
Gross profit	14.4	14.6	14.3	15.0
Selling, general and administrative expenses	14.6	13.8	14.6	13.9
Interest expense	0.2	0.4	0.2	0.4
Income (loss) before taxes and noncontrolling interest	(0.4)	0.3	(0.6)	0.6
Income tax provision (benefit)	(0.8)	0.2	(0.5)	0.2
Income (loss) after taxes, before noncontrolling interest	0.4	0.1	(0.1)	0.4
Noncontrolling interest	-	-	-	0.1
Net income (loss)	0.3	0.1	(0.1)	0.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Three Months Ended August 31, 2009 compared to Three Months Ended August 31, 2008

Consolidated net sales for the three months ended August 31, 2009 were $156,600,000 as compared to $211,813,000 for the comparable period of the prior year, a decrease of $55,213,000 or 26.1%.

Sales of active electronic components for the three months ended August 31, 2009 were $146,146,000 as compared to $196,285,000 for the comparable period of the prior year, a decrease of approximately $50,139,000 or 25.5%.  Passive components sales for the three months ended August 31, 2009 were $10,454,000 compared to $15,528,000 for the three months ended August 31, 2008, a decrease of $5,074,000 or 32.7%.  The sales decrease in both segments is primarily due to the global economic recession.

Consolidated gross margin was 14.4% for the three months ended August 31, 2009 as compared to 14.6% for the comparable period of the prior year.  The decline in gross margin for the three months ended August 31, 2009 is attributed to a change in product mix to include a higher amount of low margin business. For the three-month period ended August 31, 2009 Asia/Pacific sales were 30.1% of total sales as compared to 26.6% of total sales in the comparable period.  For the three-month period ended August 31, 2008, the gross profit margin was reduced as compared to the comparable period of the prior year due to a Systems sale of approximately $13,841,000 at a low margin to a large customer of an end-of life product.

Selling, general and administrative expenses decreased $6,425,000 or 22.0% over the prior period primarily due to (i) a decrease of  $5,342,000 in selling and administrative expenses due to a reduction in workforce during the third and fourth quarters of fiscal 2009, a salary reduction program implemented in the fourth quarter of fiscal 2009, lower commission expense as a result of lower sales and a mandatory one- week furlough program invoked during the second quarter of 2010; (ii) a $1,460,000 decrease in professional fees related to the Vitesse Matter; (iii) a $596,000 decrease in travel and entertainment expense primarily attributed to the decrease in sales force as compared to the prior period; and (iv) a decrease of $165,000 in other selling and general administrative expenses.  These decreases were partially offset by an increase of $676,000 for operating expenses attributed to our acquisition of C-88 in the third quarter of fiscal 2009, an increase of $237,000 in foreign exchange expense, and an increase of $225,000 in severance expense.

Interest expense decreased 69.4% to $270,000 for the three months ended August 31, 2009 from $882,000 from the prior period primarily due to lower average borrowings compared to the prior year period.

Income tax expense as a percentage of income (loss) before provision for income tax and noncontrolling interest ("effective tax rate") was a benefit of 195.8% and a provision of 58.7% for the three months ended August 31, 2009, and 2008, respectively.  The effective tax rate differs significantly from the statutory rate of 35% for the three months ended August 31, 2009, primarily due to tax benefits generated as a result of a U.S. net operating loss, foreign income earned at tax rates lower than the U.S. tax rate, lower state and local income taxes and tax benefit derived from foreign tax credit, partially offset by an increase in the valuation allowance for certain foreign net operating losses.

The comparison of the effective tax provision (benefit) rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction.  The estimated annual effective tax rate will fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets.  As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

As discussed above, during the three months ended August 31, 2009 and 2008, the Company recognized a tax benefit of $1,253,000 and tax provision of $403,000, respectively.  The tax benefit for the three months ended August 31, 2009 is primarily attributable to tax benefits derived as a result of higher forecasted U.S. net operating losses and higher forecasted foreign income earned at tax rates lower than the U.S. tax rate.

Net income for the three months ended August 31, 2009 was $543,000 or $.03 per basic and diluted share as compared to net income of $192,000 or $0.01 per basic and per diluted share for the three months ended August 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six Months Ended August 31, 2009 compared to Six Months Ended August 31, 2008

Consolidated net sales for the six months ended August 31, 2009 were $304,360,000 as compared to $411,965,000 for the comparable period of the prior year, a decrease of $107,605,000 or 26.1%.

Sales of active electronic components for the six months ended August 31, 2009 were $285,345,000 as compared to $381,744,000 for the comparable period of the prior year, a decrease of approximately $96,399,000 or 25.3%.  Passive components sales for the six months ended August 31, 2009 were $19,015,000 compared to $30,221,000 for the six months ended August 31, 2008, a decrease of $11,206,000 or 37.1%. The sales decrease in both segments is primarily due the global economic recession.

Consolidated gross margin was 14.3% for the six months ended August 31, 2009 as compared to 15.0% for the comparable period of the prior year.  The decline in gross margin for the six months ended August 31, 2009 is attributed to a change in product mix to include a higher amount of low margin business.  For the six-month period ended August 31, 2009, Asia/Pacific sales were 30.4% of total sales as compared to 26.5% of total sales in the comparable period.  For the six-month period ended August 31, 2008 the gross profit margin was reduced as compared to the comparable period for the prior year due to a Systems sale of approximately  $13,841,000 at a low margin to a large customer of an end-of life product.

Selling, general and administrative expenses decreased $12,879,000 or 22.4% over the prior period primarily due to (i) a decrease of  $10,545,000 in selling and administrative expenses due to a reduction in workforce during the third and fourth quarters of fiscal 2009, a salary reduction program implemented in the fourth quarter of fiscal 2009, lower commission expense as a result of lower sales and a mandatory two- week furlough program invoked during each of the first and second quarters of 2010; (ii) a $1,648,000 decrease in professional fees related to the Vitesse Matter; (iii) a $1,295,000 decrease in travel and entertainment expense primarily attributed to the decrease in sales force as compared to the prior period; (iv) a decrease of $760,000 in freight out expense primarily attributed to a decrease in sales; and (v) a decrease of $621,000 in other selling and general administrative expenses. These decreases were partially offset by an increase of $1,199,000 for operating expenses attributed to our acquisition of C-88 in the third quarter of fiscal 2009, an increase of $566,000 in foreign exchange expense, and an increase of $225,000 in severance expense.

Interest expense decreased 61.8% to $693,000 for the six months ended August 31, 2009 from $1,816,000 from the prior period primarily due to lower average borrowings compared to the prior year period.

Income tax expense as a percentage of income (loss) before provision for income tax and noncontrolling interest ("effective tax rate") was a benefit of 82.5% and a provision of 38.5% for the six months ended August 31, 2009, and 2008, respectively.  The effective tax rate differs significantly from the statutory rate of 35% for the six months ended August 31, 2009, primarily due to tax benefits generated as a result of U.S. net operating loss, foreign income earned at tax rates lower than the U.S. tax rate, lower state and local income taxes and tax benefit derived from foreign tax credit, partially offset by an increase in the valuation allowance for certain foreign net operating losses.

The comparison of the effective tax provision (benefit) rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction.  The estimated annual effective tax rate will fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets.  As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

As discussed above, during the six months ended August 31, 2009 and 2008, the Company recognized a tax benefit of $1,414,000 and a tax provision $976,000, respectively.  The tax benefit for the six months ended August 31, 2009 is primarily attributable to tax benefits derived as a result of higher forecasted U.S. net operating losses and higher forecasted foreign income earned at tax rates lower than the U.S. tax rate.

Net loss for the six months ended August 31, 2009 was $(401,000) or $(.02) per basic and diluted share as compared to net income of $1,347,000 or $0.07 per basic and per diluted share for the six months ended August 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

The Company's current ratio (current assets divided by current liabilities) was 3.0:1 at August 31, 2009. Working capital was $146,994,000 at August 31, 2009 as compared to $147,141,000 at February 28, 2009. As of August 31, 2009 the Company had approximately $19,046,000 of cash and total bank debt of $20,365,000.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At August 31, 2009, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.75% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at August 31, 2009 was 5.00%.  Direct borrowings under the Revolving Credit Line were $13,000,000 and $14,950,000 at August 31, 2009 and February 28, 2009, respectively.  As of August 31, 2009, the Company was in compliance with all of the required bank covenants.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  Borrowings under the Singapore Credit Line utilize an asset-based formula based on a certain percentage of outstanding accounts receivable and inventory levels at any given month end.  Borrowings under the Singapore Credit Line bear interest at SIBOR plus 1.5%.  The interest rate at August 31, 2009 was 3.26%.  Direct borrowings under the Singapore Credit Line were $5,000,000 at August 31, 2009 and February 28, 2009. The Singapore Credit Line expires on November 20, 2009 and is currently being negotiated for renewal.

The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £2,500,000 (approximately $4,089,000) at August 31, 2009, which bear interest at the bank's base rate plus 1.55%.  The interest rate at August 31, 2009 was 2.28%.  The Company owed $1,535,000 and $1,944,000 at August 31, 2009 and February 28, 2009, respectively.  The U.K. Credit Line renews annually in July.

The Company has a credit agreement with a bank in Denmark ("the Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,927,000) as of August 31, 2009, at the current prevailing interest rate (7.45% at August 31, 2009).  Borrowings under the Danish Credit Line were 4,338,000 ($830,000) and 8,953,000 Danish Kroner ($1,506,000) at August 31, 2009 and February 28, 2009, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At August 31, 2009, the Company had approximately $78,500,000 in the aggregate available under all of its bank credit facilities.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned bank agreements will be sufficient to finance its operations for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of August 31, 2009, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates:

There have been no changes in our critical accounting policies from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended February 28, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s credit facilities bear interest based on fluctuating interest rates.  The interest rate under its Revolving Credit Line is tied to the prime or LIBOR rate, the interest rate under its UK Credit Line is tied to the Bank of England's base rate, and the interest rate under the Singapore Credit Line is tied to SIBOR; all of these interest rates may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $39,000 for the three months ended August 31, 2009 and $124,000 for the six months ended August 31, 2009.  As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.  The Company has not entered into any instruments, such as interest rate swaps, in an effort to manage its interest rate risk.

Foreign Currency Exchange Rate Risk:

The Company has several foreign subsidiaries in Asia, the United Kingdom, Germany, Denmark and Canada.  The Company does business in more than one dozen countries and currently generates approximately 42% of its revenues from outside North America.  The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $96,654,000 and $93,707,000 at August 31, 2009 and February 28, 2009, respectively, translated into U.S. dollars at the closing exchange rates on such dates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates.  These risks are not expected to have a material impact on the Company’s results in future periods as the Company purchases most of its inventory in U.S. dollars. The potential gain or loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% change (either stronger or weaker) in the value of the dollar against foreign currencies was not material in the six-month period ended August 31, 2009 or 2008.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Executive Chairman and Interim Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report.  Based on this evaluation, our CEO and CFO concluded that as of August 31, 2009 our disclosure controls and procedures were effective in ensuring that the information required to be filed in the reports it files under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Refer to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The Registrant held its Annual Meeting of Stockholders on August 4, 2009.

(b)
At the Annual Meeting, two directors were elected to Class I to serve until the Annual Meeting of Stockholders in 2012 and one director was elected to Class III to serve until the Annual Meeting of Stockholders in 2011. The names of the Directors elected and votes cast in favor of their election and shares withheld are as follows:

Class I
Name	For	Withheld
Herbert M. Gardner	12,133,356	3,851,310
David Siegel	15,437,117	547,549

Class III
Name	For	Withheld
Steven J. Bilodeau	15,458,151	526,515

Additional directors, whose terms of office as directors continued after the Annual Meeting of Stockholders, are as follows:

Term Expiring in 2010	Term Expiring in 2011
Dominic A. Polimeni	Arthur Nadata
Richard S. Schuster	Martin Novick
Kurt Freudenberg

(c)
The stockholders were asked to vote on the approval of amendments to the Nu Horizons Electronics Corp. 2002 Outside Directors’ Stock Option Plan (i) to remove the condition that a non-employee director serve on the Board for at least three full months prior to the date of the grant that is automatically made on the date of the Company’s annual meeting, and (ii) to enable the Board, in its discretion, to grant options to new non-employee directors at or about the time such new non-employee director is first elected or appointed to the Board.

The proposal was approved as follows:

For	Against	Abstain
8,946,313	1,117,019	1,567,001

Item 5.	Other Information.
None.

PART II
OTHER INFORMATION

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Separation Agreement between James Estill and the Company dated August 3, 2009.

10.2	2002 Outside Director Plan as amended (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2009).

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp. Registrant

Date: October 8, 2009	/s/ Arthur Nadata
Arthur Nadata Executive Chairman and Interim Chief Executive Officer

Date: October 8, 2009	/s/ Kurt Freudenberg
Kurt Freudenberg Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	By-laws, as amended (Incorporated by Reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Separation Agreement between James Estill and the Company dated August 3, 2009.

10.2	2002 Outside Director Plan as amended (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2009).

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included herewith.