Form 10-Q
period 2009-11-30
NU HORIZONS ELECTRONICS CORP
filed 2010-01-07
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check	Smaller reporting company ☐
if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock, as of January 4, 2010:

Common Stock – Par Value $.0066	18,552,092
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

		Page(s)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations (unaudited) -
	Three and Nine Months Ended November 30, 2009 and 2008	3.

	Condensed Consolidated Balance Sheets -
	November 30, 2009 (unaudited) and February 28, 2009	4.

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Nine Months Ended November 30, 2009 and 2008	5.

	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	6.-15.

	Report of Independent Registered Public Accounting Firm.	16.

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	17.-23.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24.

Item 4.	Controls and Procedures.	25.

PART II.	OTHER INFORMATION	26.

Item 1.	Legal Proceedings.	26.

Item 1A.	Risk Factors.	26.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26.

Item 3.	Defaults Upon Senior Securities.	26.

Item 4.	Submission of Matters to a Vote of Security Holders.	26.

Item 5.	Other Information.	26.

Item 6.	Exhibits.	27.

SIGNATURES		28.

EXHIBIT INDEX		29.

CERTIFICATIONS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008

NET SALES	$179,446,000	$188,219,000	$483,805,000	$600,184,000

COSTS AND EXPENSES:
Cost of sales	154,269,000	159,709,000	415,115,000	509,904,000
Selling, general and administrative expenses	22,821,000	28,653,000	67,366,000	86,077,000
	177,090,000	188,362,000	482,481,000	595,981,000

OPERATING INCOME (LOSS)	2,356,000	(143,000)	1,324,000	4,203,000

OTHER EXPENSE (INCOME)
Interest expense	454,000	747,000	1,146,000	2,563,000
Interest income	(2,000)	(7,000)	(12,000)	(11,000)
	452,000	740,000	1,134,000	2,552,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,904,000	(883,000)	190,000	1,651,000

Provision (benefit) for income taxes	1,174,000	(1,127,000)	(240,000)	(151,000)

CONSOLIDATED NET INCOME	730,000	244,000	430,000	1,802,000

Net income attributable to noncontrolling interest	80,000	94,000	181,000	305,000

NET INCOME ATTRIBUTED TO SHAREHOLDERS	$650,000	$150,000	$249,000	$1,497,000

NET INCOME PER SHARE

Basic	$.04	$.01	$.01	$.08

Diluted	$.04	$.01	$.01	$.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,115,544	18,067,795	18,102,269	18,035,460
Diluted	18,189,426	18,067,795	18,162,352	18,137,584

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2009	February 28, 2009
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$11,502,000	$4,793,000
Accounts receivable – net of allowance for doubtful accounts of $3,634,000 and $3,438,000 as of November 30, 2009 and February 28, 2009, respectively	117,507,000	111,572,000
Inventories	107,768,000	107,877,000
Deferred tax asset	4,494,000	3,323,000
Prepaid expenses and other current assets	6,204,000	4,979,000
TOTAL CURRENT ASSETS	247,475,000	232,544,000

PROPERTY, PLANT AND EQUIPMENT – NET	4,655,000	4,827,000

OTHER ASSETS:
Cost in excess of net assets acquired	5,022,000	5,020,000
Intangibles – net	3,488,000	3,742,000
Other assets	2,040,000	5,222,000

TOTAL ASSETS	$262,680,000	$251,355,000

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$63,656,000	$67,133,000
Accrued expenses	9,844,000	8,498,000
Bank debt	5,005,000	8,450,000
Income taxes payable	1,580,000	1,322,000
TOTAL CURRENT LIABILITIES	80,085,000	85,403,000

LONG TERM LIABILITIES
Bank debt	30,100,000	14,950,000
Deferred tax liability	1,902,000	1,903,000
Other long term liabilities	3,115,000	2,590,000
TOTAL LONG TERM LIABILITIES	35,117,000	19,443,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,552,092 and 18,578,946 shares issued and outstanding as of November 30, 2009 and February 28, 2009, respectively	122,000	122,000
Additional paid-in capital	57,163,000	56,386,000
Retained earnings	87,635,000	87,386,000
Other accumulated comprehensive (loss) income	(19,000)	83,000
Total Shareholders’ Equity	144,901,000	143,977,000
Noncontrolling interest	2,577,000	2,532,000
TOTAL EQUITY	147,478,000	146,509,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$262,680,000	$251,355,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	November 30, 2009	November 30, 2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$478,259,000	$606,357,000
Cash paid to suppliers and employees	(481,946,000)	(585,095,000)
Interest received	12,000	12,000
Interest paid	(1,202,000)	(2,573,000)
Income tax refunds	2,474,000	1,650,000
Income taxes paid	(1,181,000)	(2,899,000)
Net cash (used) provided by operating activities	(3,584,000)	17,452,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(910,000)	(1,730,000)
Acquisition payment Nu Horizons Electronics Limited	-	(3,410,000)
Acquisition payment Nu Horizons Electronics A/S	-	(3,814,000)
Net cash used in investing activities	(910,000)	(8,954,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines and bank credit lines	183,155,000	244,756,000
Repayments under revolving credit lines and bank credit lines	(171,752,000)	(252,339,000)
Dividend to noncontrolling interest	(135,000)	-
Proceeds from exercise of stock options	-	356,000
Net cash provided (used) by financing activities	11,268,000	(7,227,000)

EFFECT OF EXCHANGE RATE CHANGE	(65,000)	683,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,709,000	1,954,000

Cash and cash equivalents, beginning of year	4,793,000	3,886,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,502,000	$5,840,000

RECONCILIATION OF NET INCOME TO NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES:

CONSOLIDATED NET INCOME	$430,000	$1,802,000
Adjustments:
Depreciation and amortization	1,389,000	1,445,000
Bad debt reserve	248,000	(463,000)
Deferred income tax	(1,171,000)	19,000
Stock based compensation	777,000	756,000
Changes in assets and liabilities:
Accounts receivable	(5,545,000)	6,315,000
Inventories	109,000	4,400,000
Prepaid expenses and other current assets	(1,190,000)	693,000
Other assets	3,171,000	127,000
Accounts payable and accrued expenses	(1,145,000)	4,367,000
Income taxes	(1,181,000)	(2,899,000)
Other long term liabilities	524,000	890,000

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(3,584,000)	$17,452,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the "Company"), its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pte Ltd ("NUZ"), Nu Horizons Electronics Asia Pte Ltd., Korea Branch ("NUK"), Nu Horizons Electronics NZ Limited ("NUN"), Nu Horizons Electronics Hong Kong Ltd. ("NUO"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Limited ("NUE"), Nu Horizons Electronics GmbH ("NUD"), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), Nu Horizons Electronics A/S, formerly known as C-88 AS ("C-88"), and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA") contain all adjustments of a normal and recurring nature, necessary to present fairly the Company’s financial position as of November 30, 2009 and February 28, 2009 and the results of its operations for the three- and nine-month periods ended November 30, 2009 and 2008, and its cash flows for the nine-month periods ended November 30, 2009 and 2008.  All references to the "Company," “Nu Horizons,” "we," "us" and "our" refer to Nu Horizons Electronics Corp. and its subsidiaries, unless the context indicates otherwise.

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

The results of operations for the three- and nine-month periods ended November 30, 2009 are not necessarily indicative of the results to be expected for the full year.

In fiscal 2009 and the first and second quarters of fiscal 2010, the Company estimated its quarterly income taxes by applying an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision or benefit for each quarter. During the three months ended November 30, 2009, the Company used an alternative method to calculate the effective tax rate since it is unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year. Under this alternative method, interim period income taxes are based on each discrete quarter's pre-tax income.  Due to the recent volatility and uncertainty in the current economic market, the Company applied the alternative method to compute income taxes expense beginning in the third quarter of 2009.  The change in method resulted in a decrease of approximately $255,000 to income tax expense for the three and nine months ended November 30, 2009.

B.	Revenue Recognition:

Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology electronic components to a wide variety of original equipment manufacturers of electronic products in the United States, Asia and Europe.   The Company also has certain business with a select supplier where it acts as an agent.

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured.  Revenue is recognized at time of shipment.

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

In addition, the Company has certain business with a supplier and customers that is accounted for on an agency basis (that is, the Company recognizes the fees associated with serving as an agent in sales with no associated cost of sales).  These transactions relate to the rendering of logistics services for the delivery of inventory for which the Company does not assume the risks and rewards of ownership.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Sales are recorded net of discounts, rebates, price adjustments, and returns.  Prompt payment discounts are recorded at the time payment is received from the customer.  Provisions are made for rebates which are primarily volume driven, based on historical trends and anticipated customer buying patterns.  We record a reserve for potential sales returns when the right of return exists.  Historical sales returns and anticipated future buying patterns are utilized to record provisions for sales returns.

2.	NEW ACCOUNTING STANDARDS:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative U.S. GAAP, organized by topic, and creates a new referencing system to identify authoritative literature such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new U.S. GAAP standards.  In addition, the Securities and Exchange Commission ("SEC") rules and releases will remain as sources of authoritative U.S. GAAP for SEC registrants.  The standard is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the standard in the third quarter of fiscal 2010 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued new accounting and disclosure guidance for subsequent events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Company adopted this guidance in the second quarter of fiscal 2010.  The adoption did not impact the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued guidance that changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transaction costs be expensed as incurred. This guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company adopted this guidance effective March 1, 2009.  The adoption of the guidance will impact the manner in which the Company accounts for future acquisitions and the impact could be significant, depending on the terms of future acquisitions.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interest in subsidiaries.  The guidance requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in the parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the statement of operations.  The guidance also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The Company adopted this guidance effective March 1, 2009 and it did not materially impact the Company’s consolidated financial position or results of operations.  Prior period amounts were reclassified to conform to the current presentation.

3.	ACQUISITIONS:

On September 9, 2008, the Company acquired all the outstanding shares of C-88, a franchised distributor of electronic components based in Hoersholm, Denmark.  This acquisition will further expand the Company’s presence in Europe.  The operating results of C-88 are reflected in the accompanying financial statements since the date of acquisition.

The C-88 acquisition has been accounted for using the purchase method of accounting.  Pursuant to the terms of the purchase agreement, the Company paid $4,044,000 in cash as of the acquisition date, including transaction costs of $544,000.  The purchase price was first allocated to tangible and identifiable intangible assets.  The excess purchase price was allocated to goodwill which amounted to $2,375,000 and is attributed to the active electronic components segment.  The goodwill is not tax deductible.  The Company allocated $1,600,000 to customer relationships and $20,000 to non-compete agreements which will be amortized over 10 years and 2 years, respectively.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000 (the “Deferred Purchase Price”).  At November 30, 2009, the present value of the minimum payment of $500,000 has been recorded as a short- and long-term liability as accrued expenses and other long-term liabilities on the Company's consolidated balance sheet as a payment of $300,000 is due to the seller during the fourth quarter of fiscal 2010 and a payment of $200,000 is due during the fourth quarter of fiscal 2011. The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Contingent consideration will be accounted for as compensation expense.  The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the three- and nine-month period ended November 30, 2009, no additional amount above the $500,000 minimum has been recorded as C-88 did not attain the first earnings milestone and is not currently projected to meet the second earnings milestone established in the purchase agreement.

The following table presents the allocations of the aggregate purchase price for the C-88 acquisition based on the estimated fair values of assets acquired and liabilities assumed.

Purchase price	$3,500,000
Direct acquisition costs	544,000
Total purchase price, net of cash acquired	$4,044,000

Allocation of purchase price:
Cash	77,000
Accounts receivable	3,396,000
Inventory	786,000
Other current assets	105,000
Fixed assets	22,000
Other assets	6,000
Accounts payable/accrued expenses	(3,030,000)
Bank credit line	(900,000)
Taxes payable	(413,000)
Customer relationships	1,600,000
Non compete agreement	20,000
Cost in excess of net assets acquired	2,375,000
Total purchase price, net of cash acquired	$4,044,000

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which are recorded at cost, consist of the following:

	November 30, 2009	February 28, 2009

Furniture, fixtures and equipment	$11,548,000	$10,829,000
Computer equipment	9,615,000	9,478,000
Leasehold improvements	670,000	1,106,000
	21,833,000	21,413,000
Less: Accumulated depreciation and amortization	17,178,000	16,586,000
	$4,655,000	$4,827,000

Depreciation expense for the three months ended November 30, 2009 and 2008 was $274,000 and $571,000, respectively.  Depreciation expense for the nine months ended November 30, 2009 and 2008 aggregated $1,135,000 and $1,451,000 respectively.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

5.	DEBT:

Bank Debt: Revolving Credit Lines
On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At November 30, 2009, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.75% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at November 30, 2009 was 5.00%.   Direct borrowings under the Revolving Credit Line were $30,100,000 and $14,950,000 at November 30, 2009 and February 28, 2009, respectively.  As of November 30, 2009, the Company was in compliance with all of the required bank covenants.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  On November 20, 2009, the Singapore Credit Line expired and the Company repaid all of its direct borrowings then outstanding under the Singapore Credit Line aggregating $5,000,000.

Bank Debt: Bank Credit Lines
The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £4,000,000 (approximately $6,654,000) at November 30, 2009, which bear interest at the bank’s base rate plus 1.55%.  The interest rate at November 30, 2009 was 2.28%.  The Company owed $3,788,000 and $1,944,000 at November 30, 2009 and February 28, 2009, respectively.  The U.K. Credit Line renews annually in July.

The Company has a credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $2,033,000) as of November 30, 2009, at the current prevailing interest rate (6.14% at November 30, 2009).  Borrowings under the Danish Credit Line were 6,030,000 Danish Kroner ($1,217,000) and 8,953,000 Danish Kroner ($1,506,000) at November 30, 2009 and February 28, 2009, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At November 30, 2009, the Company had approximately $39,850,000 in the aggregate available under all of its then outstanding bank credit facilities.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	November 30, 2009	February 28, 2009

Commissions	$2,002,000	$1,706,000
Goods and services tax	1,731,000	1,137,000
Compensation and related benefits	1,646,000	1,350,000
Sales returns	708,000	758,000
Professional fees	346,000	461,000
Deferred rent	427,000	343,000
Due to seller	300,000	296,000
Other	2,684,000	2,447,000
Total	$9,844,000	$8,498,000

7.	OTHER LONG TERM LIABILITIES:

Other long term liabilities consist of the following:

	November 30, 2009	February 28, 2009

Executive retirement plan	$2,920,000	$2,400,000
Due to seller	195,000	190,000
Total	$3,115,000	$2,590,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

8.	NET INCOME PER SHARE:

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

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008

NUMERATOR:
Net income attributed to shareholders	$650,000	$150,000	$249,000	$1,497,000

DENOMINATOR:
Basic earnings per common share – weighted-average number of common shares outstanding	18,115,544	18,067,795	18,102,269	18,035,460
Effect of dilutive stock options and restricted shares	73,882	-	60,083	102,124
Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,189,426	18,067,795	18,162,352	18,137,584
Net income per share: Basic	$0.04	$0.01	$0.01	$0.08

Diluted	$0.04	$0.01	$0.01	$0.08

For the three months ended November 30, 2009 and 2008, the above calculation excludes 1,268,250 options and 296,359 restricted shares and 2,149,223 options and 514,730 restricted shares, respectively, as their effect was antidilutive.  For the nine months ended November 30, 2009 and 2008, the above calculation excludes 1,383,000 options and 354,490 restricted shares, and 1,456,750 options and 417,633 restricted shares, respectively, as their effect was antidilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9.	STOCK BASED COMPENSATION:

The Company expenses the estimated fair value of these awards over the requisite employee service period.

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

The following information relates to the stock option activity for the nine months ended November 30, 2009:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2009	2,176,723	$6.85
Granted	435,000	$3.84
Forfeited	(1,308,473)	$5.13
Outstanding at November 30, 2009	1,303,250	$7.57	4.3 years	$99,200
Exercisable at November 30, 2009	1,185,750	$8.00	3.8 years	$6,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2009.  This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended November 30, 2009 and 2008 was $0 (no options exercised), and $506,000, respectively.  For the nine-month periods ended November 30, 2009 and 2008, the Company recorded compensation expense aggregating $173,000 and $231,000, respectively, relating to stock options.

Cash received from option exercises during the nine months ended November 30, 2009 and 2008 was $0 (no options exercised) and $356,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee of the Company's board of directors may grant shares of restricted stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period.  In each of the nine-month periods ended November 30, 2009 and 2008, the Company recorded compensation expense aggregating $604,000 relating to restricted stock.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the nine months ended November 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2009	509,620	$9.16
Granted	41,000	$4.01
Vested	(64,964)	$8.36
Forfeited	(50,653)	$9.82
Non-vested shares at November 30, 2009	435,003	$8.72

As of November 30, 2009, there was total unrecognized compensation cost of $2,910,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 3.2 years.

10.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Nu Horizons Electronics Corp. and its subsidiaries, both wholly- and majority-owned, are wholesale and export distributors of active electronic components and passive components and systems products throughout the United States, Asia, Australia and Europe. The Company has two operating segments consisting of active electronic components and passive components.

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

Sales and operating income (loss), by segment, for the three and nine months ended November 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
Sales:	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Active electronic components	$166,315,000	$174,703,000	$451,659,000	$556,447,000
Passive components	13,131,000	13,516,000	32,146,000	43,737,000
	$179,446,000	$188,219,000	$483,805,000	$600,184,000

	Three Months Ended		Nine Months Ended
Operating income (loss):	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Active electronic components	$1,879,000	$1,227,000	$2,856,000	$8,150,000
Passive components	956,000	(318,000)	719,000	199,000
Corporate	(479,000)	(1,052,000)	(2,251,000)	(4,146,000)
	$2,356,000	$(143,000)	$1,324,000	$4,203,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Total assets, by segment, as of November 30, 2009 and February 28, 2009 are as follows:

	November 30, 2009	February 28, 2009
Total assets:
Active electronic components	$219,859,000	$208,057,000
Passive components	42,821,000	43,298,000
	$262,680,000	$251,355,000

The Company’s business is conducted in the Americas, Europe and Asia/Pacific.

Revenues, by geographic area, for the three and nine months ended November 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
Revenue:	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Americas	$102,521,000	$118,813,000	$279,794,000	$388,097,000
Europe	17,548,000	15,430,000	52,233,000	48,779,000
Asia/Pacific	59,377,000	53,976,000	151,778,000	163,308,000
	$179,446,000	$188,219,000	$483,805,000	$600,184,000

Total assets, by geographic area, as of November 30, 2009 and February 28, 2009 are as follows:

	November 30, 2009	February 28, 2009
Total assets:
Americas	$168,688,000	$157,648,000
Europe	16,943,000	18,092,000
Asia/Pacific	77,049,000	75,615,000
	$262,680,000	$251,355,000

The net book value of long-lived assets, by geographic area, as of November 30, 2009 and February 28, 2009 is as follows:

	November 30, 2009	February 28, 2009
Long –lived assets:
Americas	$4,071,000	$4,176,000
Europe	310,000	342,000
Asia/Pacific	274,000	309,000
	$4,655,000	$4,827,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

11.	COMPREHENSIVE INCOME:

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders' equity.  Our comprehensive income (loss) primarily includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and nine months ended November 30, 2009 and 2008 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008

Consolidated net income	$730,000	$244,000	$430,000	$1,802,000
Other comprehensive (loss) income (foreign currency translation adjustments)	(189,000)	527,000	(102,000)	904,000
Consolidated comprehensive income	541,000	771,000	328,000	2,706,000
Less: Comprehensive income attributed to noncontrolling interest	80,000	94,000	181,000	305,000
Comprehensive income attributed to shareholders	$461,000	$677,000	$147,000	$2,401,000

12.	SUBSEQUENT EVENTS:

The Company has evaluated events subsequent to the November 30, 2009 quarter end through January 7, 2010, the date of filing of this Form 10-Q.  During this period, no material disclosable subsequent events were identified.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Nu Horizons Electronics Corp.
We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. (the "Company") as of November 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended November 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements) effective March 1, 2009.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 28, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 29, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                             /s/ Ernst & Young LLP

Jericho, New York
January 7, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, "we," "us," "our," "Nu Horizons" or the “Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

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

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three- and nine-month periods ended November 30, 2009 and 2008, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 28, 2009.

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

In September 2008, we acquired C-88, a franchised electronic components distributor based in Hoersholm, Denmark, near Copenhagen.  The C-88 acquisition has been accounted for using the purchase method of accounting.  Pursuant to the terms of the C-88 purchase agreement, the Company paid $4,044,000 in cash as of the acquisition date, including transaction costs of $544,000.  The purchase agreement also provides for potential additional payments to the seller from a minimum of $500,000 up to a maximum $3,500,000 (“the Deferred Purchase Price”).  At November 30, 2009, the present value of the minimum payment of $500,000 has been recorded as a short- and long-term liability as accrued expenses and other long-term liabilities on the Company's consolidated balance sheet since a payment of $300,000 is due to the seller during the fourth quarter of fiscal 2010 and a payment of $200,000 is due during the fourth quarter of fiscal 2011.  The payment of any amounts in excess of the $500,000 minimum is contingent upon the attainment of certain earnings milestones by C-88 during the three-year period ending August 31, 2011.

Contingent consideration will be accounted for as compensation expense. The compensation is contingent on continued employment of the directors of C-88 and will be accrued over the period ending August 31, 2011 when it is deemed probable that the earnings milestones will be attained.  For the three- and nine-month periods ended November 30, 2009, no additional amount above the $500,000 minimum has been recorded as C-88 did not attain the first earnings milestone and is not currently projected to meet the second earnings milestone established in the purchase agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the second quarter of fiscal 2010, the Company became a North American Alcatel-Lucent Distributor which is expected to provide us the opportunity to further grow our Systems business. This product line includes enterprise voice solutions such as digital PBX’s, VOIP systems, and call center applications and data solutions such as switches, routers and wireless LAN products. Systems sales for the three- and nine-month periods ended November 30, 2009 decreased 17% and 51%, respectively from the three- and nine-month periods ended November 30, 2008.  The decrease in the three-month period ended November 30, 2009 is primarily due to the global economic recession and the decrease in the nine-month period ended November 30, 2009 is primarily due to a one-time sale in the three-month period ended August 31, 2008, to a large customer at a low gross margin on a product that was being discontinued.

It is difficult for the Company, as a distributor, to forecast the material trends of the electronic components industry because the Company does not typically have material forward-looking information available from its customers and suppliers. As such, management relies on the publicly-available information published by certain industry groups and other related analyses to evaluate its longer term prospects.  The economic recession makes it difficult for management to estimate the Company's overall sales volume and earnings for the remainder of fiscal 2010.  However, due to recent growth in sales, gross profit and operating income, management has become cautiously optimistic.

Net sales for the three-month period ended November 30, 2009 were $179,446,000 as compared to $188,219,000 for the comparable period last year, a decrease of 4.7%.  For the nine-month period ended November 30, 2009 net sales were $483,805,000 as compared to $600,184,000 or a decrease of 19.4%.  The sales decrease for the three- and nine month periods is due to the recent global economic recession and a one-time sale in the three-month period ended August 31, 2008, to a large customer on a product that was being discontinued.  Sequentially, net sales for the three months ended November 30, 2009 improved by $22,846,000 or 14.6% from $156,600,000 in the second quarter of fiscal 2010.  For the three months ended November 30, 2009 as compared to the same period last year, net sales in North America decreased 13.7%, net sales in Asia increased 10.0% and net sales in Europe increased 13.7%.  Sequentially, net sales for the three months ended November 30, 2009 in North America, Asia and Europe grew 9.5%, 25.8% and 11.0%, respectively, as compared to the second quarter of fiscal 2010.

Due to the recent economic recession and related decreased product demand during prior recent fiscal periods, the Company took several cost-reduction actions.  In the third quarter of fiscal 2009, the Company eliminated its employer contribution match to the employee 401K plan and announced a reduction in its workforce.  Additionally, in the fourth quarter of fiscal 2009, the Company announced a further reduction in its workforce and implemented a salary reduction program.  Also, the Company invoked a mandatory two-week furlough program during the Company’s first six months of fiscal 2010, with one week to be taken in each of the first and second quarters of fiscal 2010.  Finally, the Company adjusted its commission plans to reduce commission rates in fiscal 2010.  The Company will continue to evaluate these cost-reduction actions in future periods.

The Company is continuing to fully cooperate with the investigation by the SEC in the action captioned "In the Matter of Vitesse Semiconductor Corp." The SEC investigation and the related internal investigation are collectively referred to herein as the "Vitesse Matter".  On April 9, 2009, the Audit Committee announced the completion of its related internal investigation and provided a summary of its conclusions.  The Company’s cooperation with the SEC investigation and its own internal investigation has required the Company to incur significant expenses for professional fees and related expenses. For the three- and nine-month periods ended November 30, 2009, the Company has incurred approximately $113,000, and $798,000, compared to $752,000 and $3,086,000 respectively, for the three- and nine-month periods ended November 30, 2008. Cumulatively, $7,052,000 of expense for professional fees has been incurred to date since fiscal 2007 related to the Vitesse Matter.  Management believes that as a result of the completion of the internal investigation, the Company’s expenditures for professional fees will continue to decline in future fiscal periods when compared to the prior comparable periods.  However, management is presently unable to predict the outcome of the SEC investigation and related cost to be incurred by the Company.  In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will consider such additional evidence to determine whether any further investigation or action is warranted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued):

The tables below provide a summary of sales by operating segment for active electronic components and passive components for the Company for the three and nine months ended November 30, 2009 and 2008:

Analysis of Sales by Segment
	Quarters Ended November 30,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Segment:
Active electronic components	$166,315,000	92.7%	$174,703,000	92.8%	(4.8)%
Passive components	13,131,000	7.3%	13,516,000	7.2%	(2.8)%
	$179,446,000	100%	$188,219,000	100%	(4.7)%

Analysis of Sales by Segment
	Nine Months Ended November 30,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Segment:
Active electronic components	$451,659,000	93.4%	$556,447,000	92.7%	(18.8)%
Passive components	32,146,000	6.6%	43,737,000	7.3%	(26.5)%
	$483,805,000	100%	$600,184,000	100%	(19.4)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The tables below provide a summary of sales by geographic area for the Company for the three and nine months ended November 30, 2009 and 2008:

Analysis of Sales by Geography
	Quarters Ended November 30,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Geography:
North America	$102,521,000	57.1%	$118,813,000	63.1%	(13.7)%
Asia	59,377,000	33.1%	53,976,000	28.7%	10.0%
Europe	17,548,000	9.8%	15,430,000	8.2%	13.7%
	$179,446,000	100%	$188,219,000	100%	(4.7)%

Analysis of Sales by Geography
	Nine Months Ended November 30,				Percentage Change
	2009	% of Total	2008	% of Total	2009 to 2008
Sales by Geography:
North America	$279,794,000	57.8%	$388,097,000	64.7%	(27.9)%
Asia	151,778,000	31.4%	163,308,000	27.2%	(7.1)%
Europe	52,233,000	10.8%	48,779,000	8.1%	7.1%
	$483,805,000	100%	$600,184,000	100%	(19.4)%

The following table sets forth, for the three- and nine-month periods ended November 30, 2009 and 2008, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended November 30		Nine Months Ended November 30
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0	84.9	85.8	85.0
Gross profit	14.0	15.1	14.2	15.0
Selling, general and administrative expenses	12.7	15.2	13.9	14.3
Interest expense	0.3	0.4	0.2	0.4
Income (loss) before taxes	1.1	(0.5)	-	0.3
Income tax provision (benefit)	0.7	(0.6)	-	-
Consolidated net income	0.4	0.1	0.1	0.3
Noncontrolling interest	-	-	-	0.1
Net income attributed to shareholders	0.4	0.1	0.1	0.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Three Months Ended November 30, 2009 compared to Three Months Ended November 30, 2008

Consolidated net sales for the three months ended November 30, 2009 were $179,446,000 as compared to $188,219,000 for the comparable period of the prior year, a decrease of $8,773,000 or 4.7%.

Sales of active electronic components for the three months ended November 30, 2009 were $166,315,000 as compared to $174,703,000 for the comparable period of the prior year, a decrease of approximately $8,388,000 or 4.8%.  Passive components sales for the three months ended November 30, 2009 were $13,131,000 compared to $13,516,000 for the three months ended November 30, 2008, a decrease of $385,000 or 2.8%.  The sales decrease in both segments is primarily due to the global economic recession.

Consolidated gross margin was 14.0% for the three months ended November 30, 2009 as compared to 15.1% for the comparable period of the prior year.  The decline in gross margin for the three months ended November 30, 2009 is primarily attributed to a change in product mix to include a higher amount of low margin business in Asia/Pacific and North America.  For the three-month period ended November 30, 2009 Asia/Pacific sales were 33.1% of total sales as compared to 28.7% of total sales in the comparable period due to both an increase in sales in Asia/Pacific and a decrease in North America sales.

Selling, general and administrative expenses decreased $5,832,000 or 20.4% over the prior period primarily due to (i) a decrease of $3,090,000 in selling and administrative expenses due to a reduction in workforce during the third and fourth quarters of fiscal 2009, a salary reduction program implemented in the fourth quarter of fiscal 2009 and lower commission expense as a result of lower sales; (ii) a $2,060,000 decrease in other selling and general administrative expenses primarily due to decreases in freight out, repair, maintenance and supplies, non-Vitesse professional fees, bank charges, foreign exchange expense and travel and entertainment; (iii) a $639,000 decrease in professional fees related to the Vitesse Matter; and (iv) a $295,000 decrease in severance.  These deceases were partially offset by an increase of $252,000 of salary expenses primarily associated with our new business with Alcatel-Lucent.

Interest expense decreased 39.2% to $454,000 for the three months ended November 30, 2009 from $747,000 from the prior period primarily due to lower average borrowings primarily due to lower sales compared to the prior year period.

In fiscal 2009 and the first and second quarters of fiscal 2010, the Company estimated its quarterly income taxes by applying an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision or benefit for each quarter. During the three months ended November 30, 2009, the Company used an alternative method to calculate the effective tax rate since it is unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year. Under this alternative method, interim period federal income taxes are based on each discrete quarter's pre-tax income.  Due to the recent volatility and uncertainty in the current economic market, the Company applied the alternative method to compute the income tax expense beginning in the third quarter of 2009. The change in method resulted in a decrease of approximately $255,000 to income tax expense for the three months ended November 30, 2009.

Income tax provision as a percentage of income (loss) before provision for income tax and non-controlling interest (“effective tax rate”) was a provision of 61.7% for the three months ended November 30, 2009. Our effective tax rate was a benefit of 127.6% for the three months ended November 30, 2008.  The effective tax rate differs significantly from the statutory rate of 35% for the three months ended November 30, 2009, primarily due to reversal of estimated tax benefits taken in prior quarters, an increase in the valuation allowance for certain foreign net operating losses, partially offset by tax benefits generated as a result of a U.S. net operating loss, foreign income earned at tax rates lower than the U.S. tax rate, lower state taxes, foreign tax credit and tax benefits derived from research and development activities.

The comparison of the effective tax provision rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdictions.   Each quarter a cumulative adjustment is recorded for any fluctuation in the estimated effective tax rate as compared to the prior quarter.  Furthermore, the effective tax rate may fluctuate as a result of positive or negative changes to the valuation allowance for net deferred tax assets.  As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuation in the Company’s effective tax provision (benefit) may occur.

Net income for the three months ended November 30, 2009 was $650,000 or $.04 per basic and diluted share as compared to net income of $150,000 or $0.01 per basic and per diluted share for the three months ended November 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine Months Ended November 30, 2009 compared to Nine Months Ended November 30, 2008

Consolidated net sales for the nine months ended November 30, 2009 were $483,805,000 as compared to $600,184,000 for the comparable period of the prior year, a decrease of $116,379,000 or 19.4%.

Sales of active electronic components for the nine months ended November 30, 2009 were $451,659,000 as compared to $556,447,000 for the comparable period of the prior year, a decrease of approximately $104,788,000 or 18.8%.  Passive components sales for the nine months ended November 30, 2009 were $32,146,000 compared to $43,737,000 for the nine months ended November 30, 2008, a decrease of $11,591,000 or 26.5%. The sales decrease in both segments is primarily due the global economic recession and a one-time sale in the nine-month period ended November 30, 2008, to a large customer on a product that was being discontinued.

Consolidated gross margin was 14.2% for the nine months ended November 30, 2009 as compared to 15.0% for the comparable period of the prior year.  The decline in gross margin for the nine months ended November 30, 2009 is primarily attributed to a change in product mix to include a higher amount of low margin business in Asia/Pacific and North America.  For the nine-month period ended November 30, 2009, Asia/Pacific sales were 31.4% of total sales as compared to 27.2% of total sales in the comparable period.

Selling, general and administrative expenses decreased $18,711,000 or 21.7% over the prior period primarily due to (i) a decrease of  $13,637,000 in selling and administrative expenses due to a reduction in workforce during the third and fourth quarters of fiscal 2009, a salary reduction program implemented in the fourth quarter of fiscal 2009, lower commission expense as a result of lower sales and a mandatory two-week furlough program invoked during each of the first and second quarters of 2010; (ii) a $2,288,000 decrease in professional fees related to the Vitesse Matter; (iii) a $1,458,000 decrease in travel and entertainment expense primarily attributed to the decrease in sales force as compared to the prior period; (iv) a decrease of $1,283,000 in freight out expense primarily attributed to a decrease in sales; (v) a decrease of $654,000 in other selling and general administrative expenses consisting primarily of repair, maintenance and supplies and other non-Vitesse professional fees; and (vi) a $590,000 decrease in severance.  These decreases were partially offset by an increase of $1,199,000 for operating expenses attributed to our acquisition of C-88 in the third quarter of fiscal 2009 and an increase of $252,000 of salary expenses primarily associated with our new business with Alcatel-Lucent.

Interest expense decreased 55.3% to $1,146,000 for the nine months ended November 30, 2009 from $2,563,000 from the prior period primarily due to lower average borrowings primarily due to lower sales compared to the prior year period.

In fiscal 2009 and the first and second quarters of fiscal 2010, the Company estimated its quarterly income taxes by applying an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision or benefit for each quarter. During the nine months ended November 30, 2009, the Company used an alternative method to calculate the effective tax rate since it is unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year. Under this alternative method, interim period federal income taxes are based on each discrete quarter's pre-tax income.  Due to the recent volatility and uncertainty in the current economic market, the Company applied the alternative method to compute the income tax expense beginning in the third quarter of 2009. The change in method resulted in a decrease of approximately $255,000 to income tax expense for the nine months ended November 30, 2009.

Income tax provision (benefit) as a percentage of income (loss) before provision for income tax and non-controlling interest (“effective tax rate”) was a benefit of 126.3% for the nine months ended November 30, 2009.  Our effective tax rate was a benefit of 9.1% for the nine months ended November 30, 2008.  The effective tax rate differs significantly from the statutory rate of 35% for the nine months ended November 30, 2009, primarily due to tax benefits generated as a result of a U.S. net operating loss, foreign income earned at tax rates lower than the U.S. tax rate, lower state taxes, foreign tax credit and tax benefits derived from research and development activities, partially offset by reversal of estimated tax benefits taken in prior quarters and an increase in the valuation allowance for certain foreign net operating losses.

The comparison of the effective tax provision (benefit) rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdictions.   Each quarter a cumulative adjustment is recorded for any fluctuation in the estimated effective tax rate as compared to the prior quarter.  Furthermore, the effective tax rate may fluctuate as a result of positive or negative changes to the valuation allowance for net deferred tax assets.  As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuation in the Company’s effective tax provision (benefit) may occur.

Net income for the nine months ended November 30, 2009 was $249,000 or $.01 per basic and diluted share as compared to net income of $1,497,000 or $0.08 per basic and per diluted share for the nine months ended November 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

The Company's current ratio (current assets divided by current liabilities) was 3.1:1 at November 30, 2009. Working capital was $167,390,000 at November 30, 2009 as compared to $147,141,000 at February 28, 2009. As of November 30, 2009 the Company had approximately $11,502,000 of cash and total bank debt of $35,105,000.

On January 31, 2007, the Company entered into an amended and restated secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At November 30, 2009, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.75% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at November 30, 2009 was 5.00%.  Direct borrowings under the Revolving Credit Line were $30,100,000 and $14,950,000 at November 30, 2009 and February 28, 2009, respectively.  As of November 30, 2009, the Company was in compliance with all of the required bank covenants.

On November 20, 2006, the Company entered into a revolving credit agreement with a Singapore bank to provide a $30,000,000 secured line of credit to the Company’s Asian subsidiaries and thereby finance the Company’s Asian operations (the "Singapore Credit Line").  On November 20, 2009, the Singapore Credit Line expired and the Company repaid all of its direct borrowings outstanding under the Singapore Credit Line aggregating $5,000,000.

The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £4,000,000 (approximately $6,654,000) at November 30, 2009, which bear interest at the bank's base rate plus 1.55%.  The interest rate at November 30, 2009 was 2.28%.  The Company owed $3,788,000 and $1,944,000 at November 30, 2009 and February 28, 2009, respectively.  The U.K. Credit Line renews annually in July.

The Company has a credit agreement with a bank in Denmark (the “Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $2,033,000) as of November 30, 2009, at the current prevailing interest rate (6.14% at November 30, 2009).  Borrowings under the Danish Credit Line were 6,030,000 Danish Kroner ($1,217,000) and 8,953,000 Danish Kroner ($1,506,000) at November 30, 2009 and February 28, 2009, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At November 30, 2009, the Company had approximately $39,850,000 in the aggregate available under all of its bank credit facilities.

The Company anticipates that its resources provided by its cash flow from operations and its currently-outstanding bank agreements will be sufficient to finance its operations for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of November 30, 2009, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates:

There have been no changes in our critical accounting policies from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended February 28, 2009.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s credit facilities bear interest based on fluctuating interest rates.  The interest rate under its Revolving Credit Line is tied to the prime or LIBOR rate and the interest rate under its UK Credit Line is tied to the Bank of England's base rate; each of these interest rates may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $53,000 for the three months ended November 30, 2009 and $179,000 for the nine months ended November 30, 2009.  As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.  The Company has not entered into any instruments, such as interest rate swaps, in an effort to manage its interest rate risk.

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

The Company’s total assets in its foreign subsidiaries were $93,992,000 and $93,707,000 at November 30, 2009 and February 28, 2009, respectively, translated into U.S. dollars at the closing exchange rates on such dates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates.  These risks are not expected to have a material impact on the Company’s results in future periods as the Company purchases most of its inventory in U.S. dollars. The potential gain or loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% change (either stronger or weaker) in the value of the dollar against foreign currencies was not material in the nine-month period ended November 30, 2009 or 2008.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Executive Chairman and Interim Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report.  Based on this evaluation, our CEO and CFO concluded that as of November 30, 2009 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Refer to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	Amended and Restated By-Laws, (Incorporated by Reference to Exhibit 3.2 to Form 8-K dated May 11, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Compensation of Chief Financial Officer.

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nu Horizons Electronics Corp.
Registrant

Date: January 7, 2010	/s/ Arthur Nadata
Arthur Nadata
Executive Chairman
and Interim Chief Executive Officer

Date: January 7, 2010	/s/ Kurt Freudenberg
Kurt Freudenberg
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	Amended and Restated By-Laws, (Incorporated by Reference to Form 8-K dated May 11, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Compensation of Chief Financial Officer

*31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.