Form 10-K
period 2010-02-28
NU HORIZONS ELECTRONICS CORP
filed 2010-05-07
CIK 718074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
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

Large-accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check	Smaller reporting company ☐
if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate Market Value of Non-Affiliate Stock at August 31, 2009 – approximately $62,799,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 20, 2010.
Common Stock – Par Value $.0066	18,537,590
Class	Outstanding Shares

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this annual report on Form 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed with 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
TABLE OF CONTENTS

Form 10-K		Page

Forward Looking Statements		3

PART I:
ITEM 1.	Business	3-7

ITEM 1A.	Risk Factors	8-14

ITEM 1B.	Unresolved Staff Comments	14

ITEM 2.	Properties	14

ITEM 3.	Legal Proceedings	15

ITEM 4.	Removed and Reserved	15

PART II:
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17

ITEM 6.	Selected Financial Data	18

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19-28

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 8.	Financial Statements and Supplementary Data	F-1 – F-26

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	29

ITEM 9A.	Controls and Procedures	29-32

ITEM 9B.	Other Information	32

PART III:
ITEM 10.	Directors, Executive Officers and Corporate Governance	32

ITEM 11.	Executive Compensation	32

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	32

ITEM 14.	Principal Accountant Fees and Services	32

PART IV:
ITEM 15.	Exhibits and Financial Statement Schedules	33-37

Signatures		38

Schedule II		39

Exhibit Index		40-43

FORWARD LOOKING STATEMENTS:

Statements in this Annual Report on Form 10-K may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Annual Report on Form 10-K for the year ended February 28, 2010, and in other documents which we file with the Securities and Exchange Commission ("SEC"). In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I.

ITEM 1.	BUSINESS.

GENERAL:

Nu Horizons Electronics Corp., a Delaware corporation incorporated in 1987, and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pty Ltd ("NUZ"), Nu Horizons Electronics Asia Pte Ltd., Korea Branch ("NUK"), Nu Horizons Electronics NZ Limited ("NUN"), Nu Horizons Electronics GmbH ("NUD"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Europe Limited ("NUE"), Nu Horizons Electronics AS ("NOD", formerly known as C-88 AS ("C-88")), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), Nu Horizons Electronics Hong Kong Ltd. ("NUO"), Nu Horizons Electronics Mexico, S.A. de C.V. ("NUM"), Nu Horizons Electronics Services Mexico, S.A. de C.V. ("NSM") and Nu Horizons Electronics Limited ("NUL") and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA") are engaged in the distribution of, and supply chain services for, high technology active and passive electronic components.

All references in this report to "the Company," "Nu Horizons," "we," "our" and "us" are to Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates otherwise.

Active components distributed by the Company, principally to original equipment manufacturers ("OEMs") in the United States, Asia and Europe include mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors and diodes. The Company also distributes IBM Corporation, Alcatel-Lucent and Oracle Corporation (formerly Sun Microsystems Inc.) boards, servers, storage and software to OEMs and certain value added resellers and Alcatel-Lucent voice data and video communications to value-added resellers (referred to herein as "Systems").   Passive components distributed by NIC, principally to OEMs and other distributors globally, consist of a high technology line of surface mount and leaded components, including capacitors, resistors, inductors and circuit protection components.

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

Product Segments and Geographic Markets:

Our products can be divided into two general classes consisting of active electronic components and passive components. Both operating segments have operations in North America (includes the United States, Canada and Mexico), Asia and Europe.  These broad categories are also the basis used to determine our operating segments for financial reporting purposes. A description of each operating group and its business is presented below. For the fiscal year ended February 28, 2010, our United States revenue was $363,966,000 and our revenue from all foreign countries was $306,761,000. Further financial information regarding the Company’s reportable segments and North America and foreign operations can be found in Note 12 to the Company’s financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Active Electronic Components:

The Company is a distributor of a broad range of active electronic components including semiconductor products, as well as display, illumination, power and system products, to commercial and military OEMs in the United States, Europe and Asia.  The Company is a franchised distributor of active components for approximately 42 product lines. Significant franchised product lines include Atmel Corporation, Exar Corporation, Linear Technology Corporation, Marvell Technology Group Ltd., Micrel Incorporated, Micron Technology, Inc., Renesas Technology Corp., ST Microelectronics N.V., Vitesse Semiconductor Corp., Standard Microsystems Corporation and Xilinx Inc. ("Xilinx"), among others. Additionally, the Company distributes preeminent products from Sharp Corporation, Kyocera Corporation and Toshiba Corporation for displays; and Emerson Electric Co. and Murata Manufacturing Co. for power solutions.  The Company also distributes Systems from IBM Corporation, Oracle Corporation (formerly Sun Microsystems Inc.), and Alcatel-Lucent voice data and video communications solutions.

On March 1, 2010, Nu Horizons announced that Xilinx, Inc. had formally notified Nu Horizons of its intention to terminate its distribution agreement with Nu Horizons due to a change in Xilinx's distribution strategy.  The termination is effective on June 5, 2010 and until that date Xilinx and Nu Horizons intend to work together to ensure a smooth transition.  Additionally, Xilinx has stated that it will work with Nu Horizons to honor customer backlog.  Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010. Pursuant to the terms of the distribution agreement, Nu Horizons has the right to return all unsold Xilinx inventory to Xilinx, at Xilinx’s expense, for a full refund of the original purchase price.  The net value of Xilinx inventories at February 28, 2010 was approximately $41.2 million.

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

Passive Components and Relationship with Nippon:

Our wholly-owned subsidiary NIC Components Corp. along with our majority-owned subsidiaries NIA (Asia) and NIE (Europe) sell and market their products globally to Electronic Manufacturing Services companies, Distributors and OEMs.  The product line includes a wide variety of capacitors, resistors, inductors and circuit protection devices.  By using a combination of direct sales personnel, independent sales representatives and distributors, NIC products have been designed into approximately 10,000 OEMs worldwide.

NIC’s agreement with Nippon Industries Co. Ltd. (Japan) (“Nippon”) gives it exclusive sales rights of their brand in the Americas and a license for their brand globally.  The Company’s license agreement with Nippon, dated as of September 1, 2000, has an initial term of 10 years and automatically renews for successive one-year periods unless the Company or Nippon terminates the agreement 90 days prior to the end of the initial or any renewable term.  The Company does not anticipate any material change in this agreement going forward.

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

All sales are made through customers’ or the Company’s purchase orders.  Semiconductors are sold primarily via telephone and Electronic Data Interchange by the Company’s in-house staff of approximately 143 salespersons, and by a combined field sales force of approximately 314 salespersons and field application engineers.  The Company maintains branch sales facilities and/or personnel located as follows:

UNITED STATES:

EASTERN REGION

Alabama - Huntsville
Florida – Orlando, Fort Lauderdale
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
Montreal*
Ottawa*
Toronto
Vancouver*

ASIA
Singapore
China – Beijing, Chendu, Hangzhou, Nanjing, Shanghai,
Shenzhen and Wuhan
Hong Kong
India - Bangalore, Chennai, Pune, New
Delhi and Hyderabad
Seoul, Korea
Penang, Malaysia
Taipei, Taiwan
Bangkok, Thailand

AUSTRALIA
Melbourne
Sydney

EUROPE
Buckingham, England
Coventry, England
Hoersholm, Denmark
Silkeborg, Denmark
Munich, Germany
Stockholm, Sweden*
Vienna, Austria*
Warsaw, Poland*
Nagykata, Hungary*

MEXICO
Jalisco*
Chihuahua*

*Indicates personnel only, no facility.

ITEM 1.	BUSINESS (Continued):

NIC’s passive components are marketed through the services of a national network of approximately 13 independent sales representative organizations, employing over 72 salespersons, as well as through NIC’s in-house sales and engineering personnel.  The independent representative organizations do not represent competing product lines but sell other related products.  Commissions to such organizations generally range from 2% to 3% of all sales in a representative’s exclusive territory.

NIC has developed a national network of three global distributors and approximately 25 regional distributor locations which market passive components on a non-exclusive basis.  These distributors have entered into agreements with NIC whereby they are required to purchase from NIC a prescribed initial inventory.  These distributors are protected by NIC against price reductions and are granted certain inventory return and other privileges, which to date have not been material.  Due to the efforts of NIC and its distributors, NIC’s passive components have been tested and "designed in" as a prime source of qualified product by over 10,000 OEMs worldwide.

Customer Concentration:

No single customer accounted for more than 10% of the Company’s consolidated sales for the year ended February 28, 2010.  The Company’s sales practice is to require payment within thirty days of delivery.

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

As of February 28, 2010, there was one manufacturer, Xilinx, that represented more than 10% of the Company’s inventory on a consolidated basis.  Xilinx accounted for an aggregate of approximately $41.2 million, or 35%, of total inventory.

On March 1, 2010, the Company announced that Xilinx had formally notified Nu Horizons of its intention to terminate its distribution agreement with Nu Horizons due to a change in Xilinx's distribution strategy.  The termination is effective on June 5, 2010 and until that date Xilinx and Nu Horizons intend to work together to ensure a smooth transition.  Additionally, Xilinx has stated that it will work with Nu Horizons to honor customer backlog ($26,709,000 at April 21, 2010).  Pursuant to the terms of the distribution agreement, Nu Horizons has the right to return all unsold Xilinx inventory to Xilinx, at Xilinx’s expense, for a full refund of the original purchase price. For the year ended February 28, 2010, the Company purchased inventory from Xilinx that was in excess of 10% of the Company’s total purchases.  Purchases from Xilinx were approximately $230,309,000 for fiscal 2010.  Sales of Xlinx products were $214,939,000 and $232,131,000 for fiscal 2010 and 2009, respectively.

Electronic components distributed by the Company are generally readily available; however, from time to time the electronics industry has experienced a shortage or surplus of certain electronic products.

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

ITEM 1.	BUSINESS (Continued):

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

Backlog:

The Company defines backlog as orders, believed to be firm, received from customers and scheduled for shipment, no later than 60 days for active components and no later than 90 days for passive components, from the date of the order.  As of April 21, 2010, the Company’s backlog was approximately $87,076,000 (including backlog of $26,709,000 for Xilinx products) as compared to a backlog of approximately $80,339,000 at April 20, 2009.  All of the orders on backlog as of April 21, 2010 are reasonably expected to be filled in the fiscal year ending February 28, 2011.

Employees:

As of February 28, 2010, the Company employed 779 persons: 47 in management, 473 in sales and sales support, 71 in product and purchasing, 53 in finance, accounting and human resources, 23 in management information systems, 28 in operations and 84 in quality control, shipping, receiving and warehousing.  Following the announcement of termination of the Xilinx distribution agreement, the Company implemented a cost-savings plan which included the termination of 50 employees.  The Company believes that its employee relations are satisfactory.

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

The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical.  The Company’s revenue closely follows the strength or weakness of the semiconductor market. The Company’s total sales in the last five fiscal years have fluctuated significantly, increasing from approximately $412,013,000 in fiscal year 2005 to $750,954,000 in fiscal year 2009 and decreasing to $670,727,000 in fiscal year 2010.  A technology industry down cycle, particularly in the semiconductor sector, could adversely affect the Company’s operating results in the future.

If the Company is unable to maintain its relationships with key suppliers, the Company’s sales could be adversely affected.

In fiscal 2010, purchases of products and services from one supplier (Xilinx) exceeded 10% of the Company’s purchases on a consolidated basis.  On March 1, 2010, the Company announced that Xilinx had formally notified the Company of its intention to terminate its distribution agreement with the Company.  Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010.  In the event that the Company is unable to replace sales of Xilinx products with other suppliers' products, there could be a material adverse effect on the Company's business, results of operations, financial condition or liquidity.

In addition, in the event that any of the Company's other suppliers experiences financial difficulties or is not willing to do business with the Company in the future on terms acceptable to management, there could be a material adverse effect on the Company’s business, results of operations, financial condition or liquidity.

Further, in the event that the Company’s suppliers are unable or unwilling to provide products to the Company, the Company’s relationships with its customers could be materially adversely affected because the Company’s customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers.

Declines in the value of the Company’s inventory could materially adversely affect the Company’s business, results of operations, financial condition or liquidity.

The electronic components industry is subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to decline in value or obsolescence of inventory. During an economic recession it is possible that prices will decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer certain protections from the loss in value of inventory (such as price protection, limited rights of return, and rebates), the Company cannot assure you that the vendors will choose to, or be able to, honor such agreements or that such return policies and rebates will fully compensate it for the loss in value.  The Company cannot assure you that unforeseen new product developments or declines in the value of its inventory will not materially adversely affect the Company’s business, results of operations, financial condition or liquidity, or that the Company will successfully manage its existing and future inventories.

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

The electronic component industry is highly competitive and if the Company cannot effectively compete, its revenue may decline.

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

Thus, the Company’s consolidated gross profit margins have declined over time, from 19.1% in fiscal 2005 to 14.1% in fiscal 2010.  If the Company is unable to effectively compete in its industry or is unable to maintain acceptable gross profit margins, its business could be materially adversely affected.

The Company may not have adequate or cost-effective liquidity or capital resources.

The Company needs cash to make interest payments on and to refinance indebtedness, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. At February 28, 2010, the Company had cash, cash equivalents, and short-term investments of approximately $6,632,000 and had access to credit lines of $127,756,000, of which $39,192,000 was being borrowed. The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations, to access its existing credit lines and to access the financial markets, all of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

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

ITEM 1A.	RISK FACTORS (Continued):

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

The Company's operations outside the United States generated approximately 43%, 36% and 31%, respectively, in fiscal years 2010, 2009 and 2008.  As a result of the Company’s foreign sales and locations, the Company’s operations are subject to a variety of risks that are specific to international operations, including the following:

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

Manufacturing of electronic components is increasingly shifting to lower-cost production facilities in Asia, and most notably the People’s Republic of China. The Company’s business and prospects have been and could continue to be adversely affected by the shift to the Asian marketplace.  In addition, the Company has operations in several locations in emerging or developing economies that have a potential for higher risk.

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

ITEM 1A.	RISK FACTORS (Continued):

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

The Company’s current global operations reside on the Company’s technology platforms. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failures. Failure of its internal information systems or material difficulties in upgrading its global financial system could have material adverse effects on the Company’s business.

The Company’s response to the subpoenas received from the Securities Exchange Commission has required and may continue to require a significant amount of management time and attention and significant expenditure of funds, which may disrupt or have a negative impact on our business and adversely affect our results of operations.

Both the Company and its wholly-owned subsidiary Titan Supply Chain Services Corp. received subpoenas from the SEC on April 13, 2007 in an action captioned "In the Matter of Vitesse Semiconductor Corp." requiring them to produce documents related to their business relationship with Vitesse.  The Company and Titan have been fully cooperating with the SEC investigation.

In April 2007, the Company’s Audit Committee commenced its own related internal investigation.  On April 10, 2009, the Company announced that the Audit Committee completed its internal investigation, which concluded that there is not presently sufficient evidence that the Company or its officers or employees aided and abetted in any alleged violations of the securities laws by Vitesse, that the Company appropriately adjusted its inventory for Vitesse product purchases, returns and sales and that there was evidence of internal control, inventory management and record keeping deficiencies.  The Company, in consultation with the Audit Committee, has remediated these deficiencies.

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

An effective internal control environment is necessary for the Company to produce reliable financial reports and is important in its efforts to prevent financial fraud. The Company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. These evaluations may result in the conclusion that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the Company’s internal controls on a regular basis, these controls may not always be effective. In addition, there are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If the Company fails to maintain an effective system of internal controls or if management or the Company’s independent registered public accounting firm were to discover material weaknesses in the Company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud and it could have a material adverse effect on the Company’s business. In addition, the Company may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq Stock Market.  Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause the market price of its common stock to decline or limit the Company’s access to other forms of capital.

ITEM 1A.	RISK FACTORS (Continued):

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

Based upon the results of such testing the Company concluded that a portion of its goodwill was impaired and, as such recorded a non-cash impairment charge of $2,615,000 or $0.14 per basic and diluted share for the year ended February 28, 2010 and $7,443,000 or $0.41 per basic and diluted share for the year ended February 28, 2009.

A continued decline in general economic conditions could impact the judgments and assumptions used to determine the fair value of the Company’s businesses and the Company could be required to record an additional impairment charge in the future which potentially could reduce the Company’s total assets, as well as reduce net income.

See Note 1 to the Company’s financial statements appearing in Item 8 and "Critical Accounting Policies" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for further discussion of the impairment testing of goodwill.

ITEM 1A.	RISK FACTORS (Continued):

The Company’s customers face numerous competitive challenges, including a decreased demand from their own customers, rapid technological change and short life cycles for their products, which may materially adversely affect their business and, as a result, the Company’s.

Challenges facing the industries that utilize electronics components in general, and our customer specifically, could serious harm our customers and, as a result, us.  They include:

•	recessionary periods in our customers’ markets;
•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;
•	the inability of our customers to develop and market their products, some of which are new and untested;
•	the potential that our customers’ products may become obsolete;
•	the failure of our customers’ products to gain widespread commercial acceptance;
•	increased competition among our customers and their respective competitors which may result in a loss of business, or a reduction in pricing power, for our customers; and
•	new product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

If our customers are unsuccessful in addressing these and other competitive challenges, their business may be materially adversely affected, and, as a result, the demand for our services could decline.  Even if our customers are able to successfully manage these challenges, their management may have consequences which affect our business relationships with our customers (and possibly our results of operations) by altering our inventory management.

The Company’s business could be adversely affected by any delays, or increased costs, resulting from issues associated with the transportation of materials and/or products by our common carriers.

The Company relies on a variety of common carriers to transport materials to the Company from its suppliers and to transport products to its customers.  Problems suffered by any of these common carriers, whether due to a natural disaster, labor issues, increased energy prices or some other issue, could result in shipping delays, increased costs, or some other supply chain disruption, which could result in a material adverse effect on the Company’s business.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial condition and results of operations.

The condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP.  The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses and income.  Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities and related reserves, revenues, expenses and income.  Any such changes could have a material adverse effect on our financial condition and results of operations.  In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies.   A change in those policies can have a significant effect on our accounting methods.  For example, although not yet currently required, the SEC could require the Company to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods.

The Company faces risks arising from the restructuring of its operations.

Over the past few years, we have undertaken initiatives to restructure our business operations with the intention of improving efficiencies and realizing cost savings in the future.  These initiatives have included changing the number and location of our distribution facilities, largely to align our capacity and infrastructure with current and anticipated customer demand.  This alignment includes transferring programs from high-cost geographies to lower-cost geographies, including the Company’s expansion of its overseas operations by investing in human resources and expanding its sales force and engineering personnel.  The process of restructuring entails, among other activities, moving inventory between facilities, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our management.  We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, cost competitiveness and our geographic footprint as it relates to our customers’ distribution requirements.  We expect that in the future we may continue to transfer certain of our operations to lower-cost geographies.  Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.

ITEM 1A.	RISK FACTORS (Continued):

The Company may evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract management or otherwise have a material adverse effect on our business, financial condition and results of operations.

The Company’s future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand its current business or products or that might otherwise offer growth opportunities. In particular, the Company may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, opportunities and divestitures. Any attempt by the Company to engage in these transactions may expose it to various inherent risks, including:

•	not accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
•	the potential loss of key personnel of an acquired business;
•	the ability to achieve projected economic and operating synergies;
•	difficulties in successfully integrating, operating, maintaining and managing newly-acquired operations or employees;
•	difficulties maintaining uniform standards, controls, procedures and policies;
•	unanticipated changes in business and economic conditions affecting an acquired business;
•	the possibility of impairment charges if an acquired business performs below expectations; and
•	the diversion of management’s attention from the existing business to integrate the operations and personnel of the acquired or combined business or implement the strategic initiative.

The recent economic recession may negatively impact the Company’s business, results of operations, financial condition or liquidity.

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

The Company’s certificate of incorporation and by-laws and other corporate documents include anti-takeover provisions which may deter or prevent a takeover attempt.

Some provisions of the Company’s certificate of incorporation, by-laws, other corporate documents and provisions of Delaware law may discourage takeover attempts and hinder a merger, tender offer or proxy contest targeting us, including transactions in which stockholders might receive a premium for their shares.  This may limit the ability of stockholders to approve a transaction that they may think is in their best interest.  These provisions include:

•
Classified Board of Directors.  Our certificate of incorporation provides for a board which is divided into three classes, so not all of the directors are subject to election at the same time.  As a result, someone who wishes to take control of the Company by electing a majority of the board of directors must do so over a two-year period.

•
Employment Contracts.  The Company is a party to employment and/or change-in-control agreements with various of its executive officers and key employees, which agreements contain provisions entitling the employee to payments upon termination following a change-in-control. Additionally, with respect to all employees, any outstanding options held by them will automatically become fully exercisable in the event of a a sale or change of control of the Company. As a result, under certain circumstances a party seeking to take control of the Company will be required to make certain payments to these individuals.

Changes in the securities laws and regulations have increased, and may continue to increase, the Company’s costs.

The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC and NASDAQ, required changes in some of our corporate governance, securities disclosure and compliance practices.  Compliance with these rules has increased our legal and financial accounting costs since the announcement and effectiveness of these new rules.  While these costs are no longer increasing, they may, in fact, increase in the future.  In addition, given the recent turmoil in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities, including, but not limited to, the SEC and NASDAQ, are currently contemplating changes in their laws, regulations and rules.  Any such future changes, especially from the SEC or NASDAQ, may cause our legal and financial accounting costs to increase.

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

On May 12, 2008, the Company entered into an amendment of its existing lease agreement for its existing warehouse facility in Southaven, Mississippi.  The premises consists of approximately 96,600 square feet.  The amended lease term was extended to November 30, 2018 at an annual base rent of $411,465 for the period from December 1, 2008 through November 30, 2013 and $444,305 for the period from December 1, 2013 through November 30, 2018.

The Company also leases warehouse space in the United Kingdom, Singapore and Hong Kong.  The United Kingdom lease is approximately 7,200 square feet and the lease term is from July 24, 2008 to July 23, 2018.  The annual base rent is approximately 34,500 British pounds (approximately $53,500).  The Singapore warehouse is approximately 17,600 square feet and the lease term is from December 1, 2009 until November 30, 2011.  The annual base rent is 302,000 Singapore dollars (approximately $214,500).  The Hong Kong warehouse is approximately 6,600 square feet and the lease term is from August 1, 2009 until July 31, 2010.  The annual base rent is 545,000 Hong Kong dollars (approximately $70,200).

The Company also leases space for 24 branch sales offices in the United States, 2 in Canada, 19 in Asia Pacific, 1 in Australia, 2 in England, 2 in Denmark and 1 in Germany, which range in size from 300 square feet to 9,600 square feet, with lease terms that expire between March 31, 2010 and November 30, 2019.  Annual base rentals range from $2,500 to $181,000 with aggregate base rentals approximating $2,278,000.

The Company believes it can obtain extensions of the leases scheduled to expire in fiscal 2011 on substantially similar terms to those currently in effect.

ITEM 3.	LEGAL PROCEEDINGS.

At times the Company is involved in various lawsuits incidental to its business. At February 28, 2010, management does not believe any litigation matter is material to its financial statements.

In April 2007, the Company received subpoenas in connection with the SEC’s investigation entitled “In the Matter of Vitesse Semiconductor Corp.”  The Company is continuing to fully cooperate with the investigation by the SEC. The Company conducted its own related internal investigation under the direction of the Audit Committee (the internal investigation, together with the SEC investigation, the "Vitesse Matter").  On April 9, 2009, the Audit Committee announced the completion of its internal investigation, which concluded that there is not presently sufficient evidence that the Company or its officers or employees aided and abetted in any alleged violations of the securities laws by Vitesse, that the Company appropriately adjusted its inventory for Vitesse product purchases, returns and sales and that there was evidence of internal control, inventory management and record keeping deficiencies.  Management, in consultation with the Audit Committee, has addressed these deficiencies and has considered them as part of its assessment of the effectiveness of its system of internal control over financial reporting.  Management is presently unable to predict the outcome or the duration of the SEC investigation and related cost to be incurred by the Company.  In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will consider such additional evidence to determine whether any further investigation or action is warranted.

On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud ("Amended Complaint") was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants.  Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action, which had been commenced by certain purchasers of Vitesse common stock.  In the Amended Complaint, plaintiff alleged that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. The complaint was dismissed with prejudice with respect to Nu Horizons on January 28, 2008.  On November 17, 2008, the court approved a final class action settlement.  The time for any appeals has expired.

ITEM 4.	REMOVED AND RESERVED.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a)
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol "NUHC".  The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported by The Nasdaq Global Select Market.

	High	Low
FISCAL YEAR 2009:
First Quarter	$6.99	$5.29
Second Quarter	5.73	4.50
Third Quarter	4.95	1.20
Fourth Quarter	2.00	1.00

FISCAL YEAR 2010:
First Quarter	$3.72	$1.45
Second Quarter	4.10	2.96
Third Quarter	4.50	3.60
Fourth Quarter	4.68	3.86

FISCAL YEAR 2011:
First Quarter (through April 20, 2010)	$4.40	$3.00

b)	As of April 20, 2010, the Company’s common stock was owned by approximately 655 holders of record and 3,694 beneficial holders.

c)
The Company does not anticipate that it will pay any dividends in the foreseeable future.  The Company currently intends to retain future earnings for use in the operation and development of its business and for potential acquisitions.  In addition, the terms of the Company’s revolving credit line limit the payment of dividends to no more than 25% of the Company’s consolidated net income.  No dividends were paid in fiscal years 2010 and 2009.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued):

Performance Graph:

The following graph compares the performance of the Company’s common stock for the periods indicated with the performance of the NASDAQ Composite Index and the average performance of a group consisting of the Company’s peer companies. The Peer Group consists of Arrow Electronics, Inc., Avnet, Inc., Bell Microproducts, Inc., and Jaco Electronics, Inc.  Jaco Electronics, Inc. voluntarily delisted its securities from trading on Nasdaq on October 26, 2009 and is now traded on the pink sheets.  The graph assumes $100 invested on February 28, 2005 in the Company, the NASDAQ Composite Index, and the Peer Group. Total return indices reflect reinvestment dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2/05	2/06	2/07	2/08	2/09	2/10

Nu Horizons Electronics Corp.	100.00	125.25	141.75	85.22	28.69	62.41
NASDAQ Composite	100.00	110.59	120.76	112.35	68.35	110.80
Peer Group	100.00	126.66	159.96	140.69	71.40	118.85

ITEM 6.	SELECTED FINANCIAL DATA.

	For the Years Ended
	February 28, 2010	February 28, 2009	February 29, 2008	February 28, 2007	February 28, 2006

INCOME STATEMENT DATA:

Continuing Operations:
Net sales	$670,727,000	$750,954,000	$747,170,000	$668,591,000	$499,515,000
Gross profit on sales	94,700,000	113,693,000	120,399,000	114,325,000	90,006,000
Gross profit percentage	14.1%	15.1%	16.1%	17.1%	18.0%

Operating Income (loss)	1,393,000	(6,760,000)	7,926,000	19,434,000	10,658,000

Net income (loss)	$(2,297,000)	$(9,235,000)	$2,519,000	$7,717,000	$3,413,000

Net income (loss) per common share:
Basic	$(.13)	$(.51)	$.14	$.43	$.20

Diluted	$(.13)	$(.51)	$.14	$.41	$.19

	February 28, 2010	February 28, 2009	February 29, 2008	February 28, 2007	February 28, 2006
BALANCE SHEET DATA:

Working capital	$170,996,000	$147,141,000	$204,456,000	$171,230,000	$179,417,000
Total assets	276,144,000	251,355,000	318,343,000	267,989,000	247,055,000
Total bank debt	39,192,000	23,400,000	69,903,000	32,327,000	50,600,000
Long-term liabilities	38,355,000	19,443,000	73,056,000	37,303,000	53,455,000
Shareholders’ equity	142,678,000	143,977,000	151,194,000	147,747,000	135,138,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For an understanding of the Company and the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Annual Report on Form 10-K and the consolidated financial statements, including the related notes, and other information appearing in Item 8 of this Annual Report on Form 10-K.  The Company operates on a fiscal year ending on the last day of February.

Overview:

Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of OEMs of electronic products.

The Company operates in two product segments, active electronic components and passive components. The active electronic components segment includes semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiber optic components, transistors and diodes. As part of the active electronic components segment, the Company distributes systems from IBM Corporation, Oracle Corporation (formerly Sun Microsystems Inc.) and Alcatel-Lucent.  The passive components segment includes passive components distributed by NIC and majority-owned subsidiaries NIA and NIE, principally to OEMs, contract manufacturers and other distributors globally, that consist of a high technology line of surface mount and leaded components including capacitors, resistors, inductors and circuit protection components.  NIC, NIA and NIE are a primary source of qualified products to over 10,000 OEMs worldwide.

In recent years, there has been a shift in production of electronic components to Asia due to lower cost.  The Company recognized the industry shift to overseas production and the need to serve its suppliers and customers on a global basis.  As a result, the Company adopted a strategy of expanding its overseas operations by investing in human resources and expanding its sales force and engineering personnel.  We began investing in our Asia operations in 1998 and currently we have 19 offices, with a warehouse in each of Singapore and Hong Kong.  Sales in Asia for the year ended February 28, 2010 were 6% higher than the year ended February 28, 2009.

We began the expansion of our European operations in fiscal 2007 with the acquisition of DT Electronics Limited in Coventry, United Kingdom.  In fiscal 2008, we opened our first office in Munich, Germany and on June 6, 2007, the Company acquired Dacom, a franchised electronic component distributor, based in Munich, Germany.  In addition, to further expand our European presence, in September 2008, we acquired C-88 A/S, a franchised electronic components distributor based in Hoersholm, Denmark, near Copenhagen.  The Dacom and the C-88 acquisitions have been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards, Accounting Standards Codification ("ASC"), "Business Combinations."  Pursuant to the terms of the C-88 purchase agreement, the Company paid $4,042,000 in cash as of the acquisition date, including transaction costs of $542,000.  The purchase agreement also provided for potential additional payments to the seller.   At February 28, 2010, a minimum payment of $100,000 to a maximum potential payment of $3,100,000 may still be made in accordance with the purchase agreement.  At February 28, 2010, no additional amount above the $100,000 minimum has been recorded as C-88 is currently not projected to attain the earnings milestones established in the purchase agreement.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in "Forward-Looking Statements," "Risk Factors" and "Notes  to Consolidated Financial Statements" in  this Annual Report on Form 10-K.

On March 1, 2010, the Company announced that Xilinx had formally notified the Company of its intention to terminate its distribution agreement with the Company.  The termination is effective on June 5, 2010.  Xilinx has stated that it will work with the Company to honor customer backlog.  Pursuant to the terms of the distribution agreement, the Company has the right to return all unsold Xilinx inventory to Xilinx, at Xilinx’s expense, for a full refund of the original purchase price.  The net value of Xilinx inventories at February 28, 2010 was $41.2 million.  Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010.  The Company believes that the termination of the Xilinx relationship will enable it to reallocate personnel to expand its line card and pursue new business opportunities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Overview (Continued):

Due to the economic recession and related decreased product demand, the Company has taken several cost-reduction actions.  In the third quarter of fiscal 2009, the Company eliminated its employer contribution match to the employee 401K plan and announced a reduction in its workforce.  Additionally, in the fourth quarter of fiscal 2009, the Company announced a further reduction in its workforce and implemented a salary reduction program.  Also, the Company invoked a mandatory one-week furlough program during the Company's first quarter of fiscal 2010.  Finally, the Company adjusted its commission plans to reduce commission rates in fiscal 2010.  Following the announcement of the termination of its distribution agreement with Xilinx, the Company implemented a 50 employee reduction in workforce in the first quarter of fiscal 2011.  The Company expects to incur a first quarter 2011 severance charge of $363,000 associated with the first quarter 2011 workforce reduction.  The Company will continue to evaluate cost-reduction actions in future periods.

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

In the fourth quarters of 2010 and 2009, the Company conducted evaluations of its goodwill for potential impairment which resulted in non-cash impairment charges of $2,615,000 in fiscal 2010 and $7,443,000 in fiscal 2009.

The Company is continuing to fully cooperate with the investigation by the SEC in the action captioned "In the Matter of Vitesse Semiconductor Corp." and conducted its own related internal investigation under the direction of the Audit Committee (referred to herein as the "Vitesse Matter").  On April 9, 2009, the Audit Committee announced the completion of its internal investigation and provided a summary of its conclusions.  The Company’s cooperation with the SEC investigation and its own internal investigation has required the Company to incur significant expenses for professional fees and related expenses. The Company has incurred approximately $810,000, $3,577,000, $2,602,000 and $75,000 for the fiscal years ended 2010, 2009, 2008, and 2007, respectively, for professional fees.  Cumulatively, $7,064,000 of expense for professional fees has been incurred to date since fiscal 2007 related to the Vitesse Matter.  Management believes that as a result of the completion of the internal investigation, the Company’s expenditures will decline in future fiscal periods.  However, management is presently unable to predict the outcome of the SEC investigation and related cost to be incurred by the Company.  In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will consider such additional evidence to determine whether any further investigation or action is warranted.

Sales Analysis:

The table below provides a year-over-year summary of the Company's sales by operating segment for active electronic components and passive components:

Three-Year Analysis of Sales:  By Operating Segment
(Dollars in Thousands)

	Year Ended						Percentage Change
	February 28, 2010	% of Total	February 28, 2009	% of Total	February 29, 2008	% of Total	2010 to 2009	2009 to 2008
Sales by Type:
Active Electronic Components	$624,978	93.2%	$697,270	92.9%	$688,131	92.1%	(10.4)%	1.3%
Passive Components	45,749	6.8	53,684	7.1	59,039	7.9	(14.8)	(9.1)
	$670,727	100.0%	$750,954	100.0%	$747,170	100.0%	(10.7)%	0.5%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Overview (Continued):

Sales Analysis:

The table below provides a year-over-year summary of the Company's sales by geographic area:

Three-Year Analysis of Sales:  By Geography

	Year Ended						Percentage Change
	February 28, 2010	% of Total	February 28, 2009	% of Total	February 29, 2008	% of Total	2010 to 2009	2009 to 2008
	(Dollars in Thousands)
Sales by Geographic Area:

North America	$384,122	57.2%	$479,125	63.8%	$512,749	68.7%	(19.8)%	(6.6)%
Asia	216,486	32.3	204,361	27.2	172,932	23.1	5.9	18.2
Europe	70,119	10.5	67,468	9.0	61,489	8.2	3.9	9.7
	$670,727	100.0%	$750,954	100.0%	$747,170	100.0%	(10.7)%	0.5%

For the year ended February 28, 2010, net sales decreased to $670,727,000 from $750,954,000 for the prior year. Net loss for the year ended February 28, 2010 was $2,297,000 or $.13 per basic and diluted share as compared to net loss of $9,235,000 or $.51 per basic and diluted share in the prior fiscal year. Included in the net loss for fiscal 2010 is a $2,615,000 goodwill impairment charge.

North American sales have decreased compared to the prior periods primarily due to the downturn in the North American economy and the transition of business to large contract manufacturers in Asia.

Sales in Asia increased 5.9% in fiscal 2010 and 18.2% in fiscal 2009 when compared to the prior year due to our continued internal growth and the continued transfer of business to Asia and Europe from North America.

Europe sales have increased 3.9% in fiscal 2010 and 9.7% in fiscal 2009 compared to the prior year primarily due to market expansion in England, Germany and Denmark.

Results of Operations:

The following table sets forth for the fiscal years ended February 2010, 2009 and 2008, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended
	February 28, 2010	February 28, 2009	February 29, 2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	85.9	84.9	83.9
Gross profit	14.1	15.1	16.1
Selling, general and administrative expenses	13.5	15.0	15.1
Goodwill impairment charge	0.4	1.0	0.0
Interest expense	0.3	0.4	0.6
Interest (income)	0.0	0.0	0.0
Income (loss) before taxes	(0.1)	(1.3)	0.5
Income tax provision (benefit)	0.3	(0.1)	0.1
Consolidated net income (loss)	(0.4)	(1.2)	0.4
Net income (loss) attributable to noncontrolling interest	0.0	0.0	0.0
Net income (loss) attributable to shareholders	(0.4)	(1.2)	0.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Fiscal Year 2010 versus 2009
Results of Operations:

Consolidated net sales for the year ended February 28, 2010 were $670,727,000 as compared to $750,954,000 for the comparable period of the prior year, a decrease of $80,227,000 or 10.7%.

Sales of active electronic components for the year ended February 28, 2010 were $624,978,000 as compared to $697,270,000 for the comparable period of the prior year, a decrease of approximately $72,292,000 or 10.4%.  This sales decrease is primarily due to the recent global economic recession.  The recent economic and credit crisis makes it difficult for management to estimate the Company’s overall sales volume and earnings for fiscal 2011.

Passive components sales for the year ended February 28, 2010 were $45,749,000 compared to $53,684,000 for the year ended February 28, 2009, a decrease of $7,935,000 or 14.8%, primarily due to the recent global economic recession.  Sales started to recover in the second half of fiscal 2010, but were somewhat restrained due to supplier capacity issues and resultant longer supplier lead times.

Consolidated gross margin was 14.1% in fiscal 2010 as compared to 15.1% in fiscal 2009.  The decline in gross margin for the year ended February 28, 2010 is attributed to an increase in lower margin sales in the Asian markets in order to secure high volume business from large Asian contract manufacturers and a change in product mix to include a higher amount of lower margin business in North America and Europe.

As a percentage of sales, selling, general and administrative expenses decreased to 13.5% in fiscal 2010 from 15.0% in fiscal 2009.  Selling, general and administrative expenses decreased $22,318,000 or 19.8% over the prior period primarily due to: (i) a decrease of $16,123,000 in compensation and related benefits; (ii) a $3,510,000 decrease in professional fees primarily related to the Vitesse matter; (iii) a $1,657,000 decrease in other selling expenses including freight of $1,316,000; and (iv) a net decrease of $1,028,000 in other general and administrative expenses including repairs and maintenance of $700,000.

Operating income increased $8,153,000 to $1,393,000 in fiscal 2010 from an operating loss of $6,760,000 in fiscal 2009.  Most of the increase was in the active components segment which experienced selling, general and administrative expense reductions of $17,965,000, a goodwill impairment charge decrease of $4,828,000, offset by decreased gross profits of $16,497,000.  The passive components segment experienced selling, general and administrative expense reductions of $4,353,000 and gross profit decreases aggregating $2,495,000.

During the fourth quarter, we performed our annual impairment test and accordingly, the goodwill of $2,615,000 related to our NUE reporting unit was fully impaired.  This was the result of the global economic recession and the impact the recession had on the reporting unit's current and projected performance including a significant reduction in product demand, deterioration in gross margin and reduced cash flow projections.

Interest expense decreased 45.1% to $1,723,000 for the year ended February 28, 2010 from $3,141,000 from the prior fiscal year primarily due to lower average borrowings and lower average interest rates compared to the prior year period.

The effective tax rate is higher than the statutory rate of 35% for the year ended February 28, 2010, primarily due to the recording of a $1,396,000 valuation allowance against the U.S. deferred tax assets, an increase in the valuation allowance for certain foreign net operating losses, partially offset by foreign income earned at tax rates lower than the U.S. tax rate, lower state and local income taxes and tax credits.  The effective tax rate is lower than the statutory of 35% for the year ended February 28, 2009, primarily due to income earned at tax rates lower than the U.S. tax rate, lower state and local income taxes and tax benefit derived from foreign tax credits, partially offset by an increase in the valuation allowance for certain foreign net operating losses.  Also, in preparing our fiscal 2008 tax return, we determined that certain tax adjustments for permanent items to the Company’s tax provision were required resulting in the recording of an additional tax benefit of $662,000 for the year ended February 28, 2009.  There was no income tax benefit recognized for the goodwill impairment charges of $2,615,000 and $7,443,000 recorded for the years ended February 28, 2010 and February 28, 2009, respectively.  Refer to Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of our income tax provision (benefit).

Net loss for the year ended February 28, 2010 was $2,297,000 or $0.13 per basic and diluted share as compared to net loss of $9,235,000 or $.51 per basic and per diluted share for the year ended February 28, 2009. The net loss for fiscal 2010 is primarily attributable to the $2,615,000 goodwill impairment charge.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Fiscal Year 2009 versus 2008
Results of Operations:

Consolidated net sales for the year ended February 28, 2009 were $750,954,000 as compared to $747,170,000 for the comparable period of the prior year, an increase of $3,784,000 or 0.5%.

Sales of active electronic components for the year ended February 28, 2009 were $697,270,000 as compared to $688,131,000 for the comparable period of the prior year, an increase of approximately $9,139,000 or 1.3%.  This sales increase is primarily due to an increase of System sales of $8,524,000, the expansion of the segment's line card and customer base, and the acquisition of C-88, partially offset by a decrease in sales during the second half of fiscal 2009 due to the global economic recession.

Passive components sales for the year ended February 28, 2009 were $53,684,000 compared to $59,039,000 for the year ended February 29, 2008, a decrease of $5,355,000 or 9.1%, primarily due to the global economic recession. Several major customers curtailed or halted production of certain programs in the second half of fiscal 2009.

Consolidated gross margin was 15.1% in fiscal 2009 as compared to 16.1% in fiscal 2008.  The decline in gross margin for the year ended February 28, 2009 is attributed to an increase in lower margin sales in the Asian markets in order to secure high volume business from large Asian contract manufacturers and a change in product mix to include a higher amount of lower margin business in North America and Europe. Reduced supplier discounts aggregating $2,630,000, higher freight costs of $1,579,000 and a Systems sale of $13,841,000 at a low margin to a large customer of an end-of-life product, among other factors, also contributed to the decline in gross profit margin during the year ended February 28, 2009.

As a percentage of sales, selling, general and administrative expenses decreased to 15.0% from 15.1% in the comparable period of the prior year.  Selling, general and administrative expenses increased $537,000 or 0.5% over the prior period primarily due to: (i) an increase of $987,000 for operating expenses attributed to the then newly acquired C-88 operation, (ii) a $975,000 increase in professional fees related to the Vitesse Matter; (iii) an increase of $890,000 in severance related to the reduction in workforce during the third and fourth quarter of 2009; (iv) $261,000 of increased warehouse costs for severance  related to the consolidation of the Company’s Melville, New York warehouse into the expanded Mississippi warehouse; and (v) an increase in other selling and general and administrative expenses of $311,000. These increases were partially offset by a decrease of $2,887,000 in selling and administrative expenses primarily due to a reduction in workforce during the third and fourth quarters of fiscal 2009 and a salary reduction program implemented in the fourth quarter of fiscal 2009.

Operating income decreased $14,686,000 to an operating loss of $6,760,000 in fiscal 2009 from an operating profit of $7,926,000 in fiscal 2008.  Most of the decrease was in the active components segment which experienced a gross profit reduction of $5,426,000 and selling, general and administrative expense increases aggregating $1,080,000 and a goodwill impairment charge increase of $7,443,000.  The passive components segment experienced selling, general and administrative decreases of $542,000 and gross profit decreases of $1,280,000.

At the end of the third quarter of fiscal 2009, the NUE reporting unit began to experience a notable decline in its sales and operating results.  During the fourth quarter, we performed our annual impairment test and accordingly, the goodwill of $7,443,000 related to our NUE reporting unit was fully impaired.  This was the result of the global economic recession and the impact the recession had on the reporting unit's current and projected performance including a significant reduction in product demand, deterioration in gross margin and reduced cash flow projections.

Interest expense decreased 31.3% to $3,141,000 for the year ended February 28, 2009 from $4,570,000 from the prior year primarily due to lower average borrowings and lower average interest rates compared to the prior year period.

The effective tax rate was lower than the statutory rate of 35% for the year ended February 28, 2009, primarily due to income earned at tax rates lower than the U.S. tax rate, lower state and local income taxes and tax benefit derived from foreign tax credits, partially offset by an increase in the valuation allowance for certain foreign net operating losses. Also, in preparing our fiscal 2008 tax return, we determined that certain tax adjustments for permanent items to the Company’s tax provision were required resulting in the recording of an additional tax benefit of $662,000 for the year ended February 28, 2009.  There was no income tax benefit recognized for the goodwill impairment charge of $7,443,000 recorded for the year ended February 28, 2009.  The effective tax rate was lower than the statutory rate of 35% for the year ended February 29, 2008 primarily due to lower international tax rates than the United States statutory rate caused by the tax benefit associated with the election in 2008 to permanently reinvest foreign income in the respective foreign country, partially offset by penalties and interest associated with the correction of errors in our United States federal and state income tax returns for prior fiscal years.  Refer to Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of our income tax (benefit) provision.

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

Liquidity and Capital Resources:

The Company's current ratio (current assets divided by current liabilities) was 2.9:1 at February 28, 2010. Working capital was $170,996,000 at February 28, 2010 as compared to $147,141,000 at February 28, 2009.

At February 28, 2010, borrowings under the Company’s Revolving Credit Line (as defined below) increased $20,050,000 from February 28, 2009.  The increase was used to fund accounts receivable and inventory increases.  The Company also used $1,445,000 to fund capital expenditures.

The Company used $12,297,000 of cash in operating activities, used $1,445,000 of cash for capital expenditures, and $15,529,000 was provided by financial activities resulting in an increase in cash of $1,839,000 net of the effect of exchange rate changes.

The Company has a secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  At February 28, 2010, borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.7% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at February 28, 2010 was 5.0%.  Direct borrowings under the Revolving Credit Line were $35,000,000 at February 28, 2010, and $14,950,000 at February 28, 2009.

The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £4,000,000 (approximately $5,949,000) at February 28, 2010, which bear interest at the bank's base rate plus 1.55%.  The interest rate at February 28, 2010 was 2.28% and at February 28, 2009 was 4.55%.  The Company owed $3,071,000 and $1,944,000 at February 28, 2010 and February 28, 2009, respectively.  The U.K. Credit Line renews annually in July.

The Company has a bank credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,807,000) as of February 28, 2010, at the current prevailing interest rate (5.875% at February 28, 2010).  Borrowings under the Danish Credit Line were 6,146,000 Danish Kroner ($1,121,000) at February 28, 2010.

At February 28, 2010, the Company had unused availability aggregating approximately $38,647,000 under all of its bank credit facilities.

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Operating Segments – The active electronic components segment includes mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors, diodes and systems products.  Passive components distributed by NIC, principally to OEMs, contractors and other distributors globally, consist of a high technology line of surface mount and leaded components, including capacitors, resistors, inductors and circuit protection components.

Revenue Recognition - Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology electronic components to a wide variety of original equipment manufacturers of electronic products in North America, Asia and Europe.   The Company also has certain business with a select supplier where it acts as an agent.

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

Sales are recorded net of discounts, rebates, price adjustments, and returns.  Prompt payment discounts are recorded at the time payment is received from the customer.  Provisions that are made for rebates are made in accordance with EITF 01-9 which are primarily volume driven, based on historical trends and anticipated customer buying patterns.  We record a reserve for potential sales returns in accordance with Statement of Financial Accounting Standard No. 48 "Revenue Recognition when the Right of Return Exist".  Historical sales returns and anticipated future buying patterns are utilized to record provisions for sales returns.

Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts for estimated bad debts.  Our estimate of the allowances needed is based on the ability of the Company’s customers to make payments.  If the ability of the customers to make payments were to deteriorate, additional allowances might be required thereby reducing our operating income.  For example, at fiscal year end, a 1% increase in the allowance for doubtful accounts from 3% of accounts receivable to 4% of accounts receivable would reduce operating income by approximately $1,355,000 for the year ended February 28, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Critical Accounting Policies and Estimates (Continued):

Inventory Valuation - Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand, market conditions and the ability to return inventory pursuant to our distributor franchise agreements.  In prior periods, reserves required for obsolescence were not material to our financial statements.  If assumptions about future demand or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, at fiscal year end, each additional 1% of obsolete inventory or inventory that the Company was unable to return pursuant to its distributor or related agreements, would reduce operating income by approximately $1,174,000 for the year ended February 28, 2010.

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

Critical Accounting Policies and Estimates (Continued):

In determining the fair value of the reporting units, we utilized the Income Approach and the Market Approach. A discounted cash flow was used for the Income Approach, whereas the Market Approach involved the calculation of the fair values of the reporting unit's enterprise value based upon selected multiples of comparable public companies.  We also considered the value indicated by the Company’s publicly-traded equity as a reasonableness check of our indicated values. The transaction approach was excluded due to lack of sufficient comparable transactions.

We weighed the Income and Market Approach equally at 50% because we believe these approaches are of equal relevance. Management insight into the business makes the Income Approach a reliable factor. The Market Approach provides insight into value based on a collective view of investors in the relevant market expressed through investments in publicly-traded companies.

Using the Income Approach required significant judgment and projections of future financial performance.  The key assumptions used in developing the Income Approach are the projection of future revenues and expenses, working capital requirements, residual growth rates and the weighted cost of capital.  In developing our financial projections we consider historical data, current internal estimates and market growth trends. While changes to any of these assumptions could materially change the value of the reporting unit, we believe the assumptions underlying future revenues and expenses, working capital requirements, and residual growth rates are reasonable assumptions of both the business’ environment and macro-economic conditions at the impairment testing date.  We performed a sensitivity analysis of the weightings of the Income and Market Approaches, the weighted cost of capital assumptions for the NUE Reporting Unit and the selected multiples applied in the Market Approach. This sensitivity test included relying 100.0 percent on the Income Approach or relying 100.0 percent on the Market Approach,  including a 100 basis point premium or a 100 basis point discount to the cost of capital, and applying a 10 percent premium or a 10 percent discount to the selected market multiples for the NUE Reporting Unit.  Based on our sensitivity analyses, our conclusion would not have been impacted under any of the above scenarios.

Based upon the results of impairment testing, the Company concluded that a portion of its goodwill was impaired and, as such recorded a non-cash impairment charge of $2,615,000 or $.13 per basic and diluted share for the year ended February 28, 2010 and $7,443,000 or $0.41 per basic and diluted share for the year ended February 28, 2009. The impairment charges did not impact the Company’s consolidated cash flows or liquidity.  No impairment has been identified with respect to the Company’s identifiable intangible assets.

Recent Accounting Pronouncements Affecting the Company - In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement No. 162"), codified in ASC Topic 105.  Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy).  Statement No. 162 (hereinafter referred to as FASB ASC) became effective in fiscal 2010.  The adoption of FASB ASC did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"), codified in ASC Topic 805.  Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transaction costs be expensed as incurred. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company's adoption of Statement No. 141(R) in the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial position or results or operations.

Off-Balance Sheet Arrangements:

As of February 28, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

Contractual Obligations:

Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years

Revolving Credit Lines with Interest(2)	$42,062,000	$6,041,000	$36,021,000	$-	$-
Operating Leases	18,949,000	3,681,000	5,327,000	3,496,000	6,445,000
Employment Agreements(3)	3,929,000	327,000	1,048,000	1,572,000	982,000
Equipment Leases	395,000	272,000	123,000	-	-
Total	$65,335,000	$10,321,000	$42,519,000	$5,068,000	$7,427,000
(1)
Does not include Company purchase orders aggregating $330,690,000 at April 9, 2010 with suppliers which generally can be cancelled with 30 days notice pursuant to the terms of the Company's distribution agreements with such suppliers.

(2)
Amounts include an estimate of the interest expense on the revolving credit lines based on the outstanding balances as of February 28, 2010 until the expiration date of the revolving credit lines at an estimated rate of interest.

(3)	Base salary excluding potential bonuses.

Inflationary Impact:

For the three most recent fiscal years, inflation has not significantly affected the Company’s operating results.  However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk:
All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s credit facilities bear interest based on fluctuating interest rates.  The interest rate under its Revolving Credit Line is tied to the prime or LIBOR rate, the interest rate under its UK Credit Line is tied to the Bank of England's base rate, and the interest rate under the Singapore Credit Line is tied to SIBOR; all of these interest rates may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $276,000 for the year ended February 28, 2010 and $679,000 for the year ended February 28, 2009.  As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.  The Company has not entered into any instruments, such as interest rate swaps, in an effort to manage its interest rate risk.

Foreign Currency Exchange Rate Risk:
The Company has foreign subsidiaries in Asia, the United Kingdom, Germany, Denmark, Canada and Mexico.  The Company does business in more than one dozen countries and currently generates approximately 43% of its revenues from outside the United States.  The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $101,628,000 and $93,707,000 at February 28, 2010 and February 28, 2009, respectively, translated into U.S. dollars at the closing exchange rates on such dates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates.  These risks could have a material impact on the Company’s results in future periods.  The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the year ended February 28, 2010 or the year ended February 28, 2009.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

Industry Risk:
The electronic component industry is cyclical which can cause significant fluctuations in sales, gross profit margins and profits, from year to year.  For example, during calendar 2001, the industry experienced a severe decline in the demand for electronic components, which caused sales to decrease by 56%.  The prior year reflected a 74% increase in net sales.  In the last five fiscal years, sales have grown from $499,515,000 in fiscal 2006 to $750,954,000 in fiscal 2009 and decreased to $670,727,000 in fiscal 2010.  It is difficult to predict the timing of the changing cycles in the electronic components industry.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	February 28, 2010	February 28, 2009	February 29, 2008

NET SALES	$670,727,000	$750,954,000	$747,170,000

COSTS AND EXPENSES:
Cost of sales	576,027,000	637,261,000	626,771,000
Selling, general and administrative expenses	90,692,000	113,010,000	112,473,000
Goodwill impairment charge	2,615,000	7,443,000	-
	669,334,000	757,714,000	739,244,000

OPERATING INCOME (LOSS)	1,393,000	(6,760,000)	7,926,000

OTHER (INCOME) EXPENSE:
Interest expense	1,723,000	3,141,000	4,570,000
Interest income	(13,000)	(100,000)	(241,000)
	1,710,000	3,041,000	4,329,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(317,000)	(9,801,000)	3,597,000

Provision (benefit)for income taxes	1,691,000	(837,000)	766,000

CONSOLIDATED NET INCOME (LOSS)	(2,008,000)	(8,964,000)	2,831,000

Net income attributable to noncontrolling interest	289,000	271,000	312,000

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$(2,297,000)	$(9,235,000)	$2,519,000

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO NU HORIZONS
Basic	$(.13)	$(.51)	$.14
Diluted	$(.13)	$(.51)	$.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,105,933	18,043,834	17,931,356
Diluted	18,105,933	18,043,834	18,582,130

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2010	February 28, 2009

- ASSETS -
CURRENT ASSETS:
Cash	$6,632,000	$4,793,000
Accounts receivable – less allowances of $3,659,000 and $3,438,000, respectively	131,883,000	111,572,000
Inventories	117,377,000	107,877,000
Deferred tax asset	434,000	3,323,000
Prepaid expenses and other current assets	7,095,000	4,979,000
TOTAL CURRENT ASSETS	263,421,000	232,544,000

PROPERTY, PLANT AND EQUIPMENT – NET	4,924,000	4,827,000

OTHER ASSETS:
Goodwill	2,308,000	5,020,000
Intangibles – net	3,404,000	3,742,000
Other assets	2,087,000	5,222,000

TOTAL ASSETS	$276,144,000	$251,355,000

- LIABILITIES AND EQUITY -
CURRENT LIABILITIES:
Accounts payable	$78,791,000	$67,133,000
Accrued expenses	7,696,000	8,498,000
Bank debt	4,192,000	8,450,000
Income taxes payable	1,746,000	1,322,000
TOTAL CURRENT LIABILITIES	92,425,000	85,403,000

LONG TERM LIABILITIES
Bank debt	35,000,000	14,950,000
Other long-term liabilities	3,355,000	2,590,000
Deferred tax liability	-	1,903,000
TOTAL LONG TERM LIABILITIES	38,355,000	19,443,000

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,549,305 and 18,578,946 shares issued and outstanding as of February 28, 2010 and 2009, respectively	122,000	122,000
Additional paid-in capital	57,227,000	56,386,000
Retained earnings	85,089,000	87,386,000
Other accumulated comprehensive income	240,000	83,000
Total Nu Horizons stockholders' equity	142,678,000	143,977,000
Noncontrolling interest	2,686,000	2,532,000
TOTAL EQUITY	145,364,000	146,509,000

TOTAL LIABILITIES AND EQUITY	$276,144,000	$251,355,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance at February 28, 2007	18,158,034	$120,000	$53,512,000	$94,102,000	$13,000	$-	$1,949,000	$149,696,000
Noncontrolling interest	-	-	-	-	-	-	312,000	312,000
Exercise of stock options	27,000	-	210,000	-	-	-		210,000
Income tax benefit from stock options vested	-	-	45,000	-	-	-		45,000
Stock option expense	-	-	490,000	-	-	-		490,000
Issuance of restricted stock	207,423	1,000	722,000	-	-	-		723,000
Foreign currency translation	-	-	-	-	(540,000)	(540,000)		(540,000)
Net income	-	-	-	2,519,000	-	2,519,000		2,519,000
Comprehensive income						1,979,000
Balance at February 29, 2008	18,392,457	121,000	54,979,000	96,621,000	(527,000)		2,261,000	153,455,000

Noncontrolling interest	-	-	-	-	-	-	271,000	271,000
Exercise of stock options	91,582	1,000	354,000	-	-	-		355,000
Income tax benefit from stock awards vested	-	-	5,000	-	-	-		5,000
Stock option expense	-	-	309,000	-	-	-		309,000
Issuance of restricted stock	109,849		818,000	-	-	-		818,000
Retirement of restricted shares	(14,942)		(79,000)					(79,000)
Foreign currency translation	-	-	-	-	610,000	610,000		610,000
Net loss	-	-	-	(9,235,000)	-	(9,235,000)		(9,235,000)
Comprehensive (loss)						(8,625,000)
Balance at February 28, 2009	18,578,946	122,000	56,386,000	87,386,000	83,000		2,532,000	146,509,000

Noncontrolling interest	-	-	-	-	-	-	289,000	289,000
Dividend	-	-	-	-	-	-	(135,000)	(135,000)
Income tax deficiency from stock awards vested	-	-	(114,000)	-	-	-		(114,000)
Stock option expense	-	-	215,000	-	-	-		215,000
Issuance of restricted stock	41,000	-	785,000	-	-	-		785,000
Retirement of restricted shares	(17,201)	-	(45,000)	-	-	-		(45,000)
Forfeited unvested restricted stock	(53,440)
Foreign currency translation	-	-	-		157,000	157,000		157,000
Net loss				(2,297,000)		(2,297,000)		(2,297,000)
Comprehensive (loss)						$(2,140,000)
Balance at February 28, 2010	18,549,305	$122,000	$57,227,000	$85,089,000	$240,000		$2,686,000	$145,364,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	February 28, 2010	February 28, 2009	February 29, 2008

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

Cash flows from operating activities:
Cash received from customers	$650,154,000	$789,991,000	$716,847,000
Cash paid to suppliers and employees	(661,779,000)	(728,820,000)	(732,359,000)
Interest paid	(1,807,000)	(3,035,000)	(4,500,000)
Interest received	12,000	100,000	241,000
Income taxes refunded	2,474,000	-	-
Income taxes paid	(1,343,000)	(2,148,000)	(11,191,000)
Net cash provided by (used in) operating activities	(12,289,000)	56,088,000	(30,962,000)

Cash flows from investing activities:
Capital expenditures	(1,445,000)	(2,186,000)	(2,808,000)
Acquisition payments	-	(7,452,000)	(4,337,000)
Net cash (used in) investing activities	(1,445,000)	(9,638,000)	(7,145,000)

Cash flows from financing activities:
Borrowings under revolving credit line	270,088,000	298,720,000	317,605,000
Repayments under revolving credit line	(254,424,000)	(345,223,000)	(280,029,000)
Proceeds from exercise of stock options		355,000	210,000
Realized tax benefit of compensation expense		(5,000)	-
Dividend to noncontrolling interest	(135,000)	-	-
Net cash provided by (used in) financing activities	15,529,000	(46,153,000)	37,786,000

Effect of exchange rate changes	44,000	610,000	(540,000)

Net increase (decrease) in cash and cash equivalents	1,839,000	907,000	(861,000)

Cash and cash equivalents, beginning of year	4,793,000	3,886,000	4,747,000

Cash and cash equivalents, end of year	$6,632,000	$4,793,000	$3,886,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Years Ended
	February 28, 2010	February 28, 2009	February 29, 2008

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$(2,008,000)	$(8,964,000)	$2,831,000

Adjustments:
Depreciation and amortization	1,787,000	2,239,000	1,768,000
Bad debt reserves	387,000	(341,000)	-
Goodwill impairment charge	2,618,000	7,443,000	-
Goodwill earnout	98,000	-	-
Loss on disposal of fixed assets	-	27,000	-
Deferred income tax	987,000	(431,000)	(1,760,000)
Income tax benefit from stock awards exercised	-	5,000	-
Stock based compensation	1,000,000	1,127,000	1,258,000
Retirement plan	765,000	716,000	484,000

Changes in assets and liabilities - net of effect of acquisitions:
Accounts receivable	(20,574,000)	39,038,000	(29,301,000)
Inventories	(9,500,000)	26,813,000	(1,926,000)
Prepaid expenses and other current assets	(2,174,000)	(673,000)	319,000
Other assets	3,121,000	(88,000)	23,000
Accounts payable and accrued expenses	12,547,000	(8,675,000)	6,533,000
Income taxes	(1,343,000)	(2,148,000)	(11,191,000)

Net cash provided by (used in) operating activities	$(12,289,000)	$56,088,000	$(30,962,000)

Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
Issuance of restricted stock	$785,000	$818,000	$723,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.      Organization:

Nu Horizons Electronics Corp. and its subsidiaries (both wholly- and majority-owned) (collectively, the "Company"), are wholesale and export distributors of active electronic components and passive electronic components throughout North America, Asia, Australia and Europe.

b.     Principles of Consolidation:

The consolidated financial statements include the accounts of Nu Horizons Electronics Corp. and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pty Ltd ("NUZ"), Nu Horizons Electronics Asia Pte Ltd., Korea Branch ("NUK"), Nu Horizons Electronics NZ Limited ("NUN"), Nu Horizons Electronics GmbH ("NUD"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Europe Limited ("NUE"), Nu Horizons Electronics AS ("NOD", formerly known as C-88 AS ("C-88")), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), Nu Horizons Electronics Hong Kong Ltd. ("NUO"), Nu Horizons Electronics Mexico, S.A. de C.V. ("NUM"), Nu Horizons Electronics Services Mexico, S.A. de C.V. ("NSM") and Nu Horizons Electronics Limited ("NUL") and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA").  All intercompany balances and transactions have been eliminated.

c.     Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States as specified in the Financial Accounting Standards Board, Accounting Standards Codification ("FASB ASC"), management makes certain estimates and assumptions that affect reported amounts and disclosures.   Actual results could differ from those estimates.

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

i.      Income Taxes:

The Company accounts for income taxes according to FASB ASC accounting guidance under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company assesses the recoverability of the deferred tax assets and determines if a valuation allowance is necessary under the "more likely than not" approach.  The Company analyzes its ability to utilize deferred tax assets by considering future taxable income, reversal of temporary differences and prudent and feasible tax planning strategies.

In July 2006, new accounting rules were issued, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under these rules, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there is less than a 50% likelihood of its being sustained. Additionally, these rules provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

j.      Revenue Recognition:

Revenue Recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.  Revenue is recognized at time of shipment.

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

k.     Shipping and Handling Costs:

Shipping and handling costs incurred by the Company are included in cost of sales and aggregated $3,614,000, $3,369,000 and $1,790,000 for fiscal 2010, 2009 and 2008, respectively.

l.      Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred.  For fiscal 2010, 2009 and 2008, such costs aggregated $269,000, $661,000 and $899,000, respectively.

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

	Years Ended
	February 28, 2010	February 28, 2009	February 29, 2008
NUMERATOR
Net (loss) income	$(2,297,000)	$(9,235,000)	$2,519,000

DENOMINATOR
Weighted average shares outstanding – Basic	18,105,933	18,043,834	17,931,356
Assumed conversion of stock options and restricted shares	-	-	650,774
Weighted average shares – Diluted	18,105,933	18,043,834	18,582,130

Net (loss) income per share:
Basic	$(.13)	$(.51)	$.14

Diluted	$(.13)	$(.51)	$.14

The above calculations for fiscal years 2010, 2009 and 2008 exclude 1,318,000; 1,823,147 and 344,750 options, respectively and 350,418; 480,453 and 109,000 restricted shares, respectively, as their effect was antidilutive.

n.     Stock-Based Compensation:

The Company accounts for share-based payment awards exchanged for employee services to be measured at fair value and expensed in the consolidated statements of operations over the requisite employee service period.

The Company records compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model.  The fair value of the Company's stock options is determined using the Black-Scholes valuation model.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

o.      Goodwill and Other Intangible Assets:

Goodwill is tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company determines if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an unanticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill annually or earlier if events or circumstances indicate that impairment may exist.

Goodwill is reviewed for impairment using a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of the reporting units to its respective carrying value.  The Company identified the reporting units to be tested to be:  Nu Horizons Europe Limited ("NUE") in England, Nu Horizons Electronics GmbH ("NUD") in Germany and C-88 AS ("C-88") in Denmark. These reporting units were identified as the only reporting units with goodwill attributed to them and all of these reporting units are part of the active electronic components operating segment.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than the fair value, the second step must be performed to compute the amount of goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the excess.  The Company determined the fair value of the associated reporting units using a present value of future cash flows approach and a total enterprise value multiple of similar companies to the reporting units.

Based upon the results of impairment testing, the Company concluded that a portion of its goodwill was impaired and, as such recorded a non-cash impairment charge of $2,615,000 for the year ended February 28, 2010 and $7,443,000 for the year ended February 28, 2009. The impairment charges did not impact the Company’s consolidated cash flows or liquidity.

The Company recorded other intangible assets acquired during certain acquisitions (See Note 2) which consist of customer relationships and non-competition agreements.  Amortization is computed on the straight-line method over the estimated useful life of the other intangible assets ranging from two to seventeen years.  Other intangible assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable.  If the fair value is less than the carrying amount of the net asset, a loss is recognized for the difference between the fair value and the carrying amount.  No impairment was noted for other intangible assets during fiscal 2010, 2009 and 2008.

p.     Long-Lived Assets, Other Than Goodwill and Other Intangibles:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow, which is used to determine recoverability, is based upon, among other things, certain assumptions about future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to such factors including technological advances, changes to the Company's business model, or changes in the Company's capital strategy or planned use of long-lived assets. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. No impairment of long-lived assets, other than goodwill and other tangibles was noted during fiscal 2010, 2009 and 2008.

q.     Foreign Currency Translation/Other Comprehensive Income:

Assets and liabilities of the Company’s foreign subsidiaries are translated at the balance sheet date exchange rates, while income and expenses are translated at average rates for the period.  Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of equity.

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

s.      Recent Accounting Pronouncements Affecting the Company:

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement No. 162"). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy).  Statement No. 162 [herein referred to as FASB ASC] became effective in fiscal 2010.  The adoption of FASB ASC did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. It also requires that transaction costs be expensed as incurred. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company's adoption of Statement No. 141(R) in the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial position or results or operations.

2.     ACQUISITIONS:

On June 6, 2007, the Company acquired Dacom, an entity engaged in the electronic components distribution business in Germany.  The acquisition furthered the Company’s expansion in Europe.  The operating results of Dacom are reflected in the accompanying financial statements since the date of acquisition as part of the Company's active components segment.

The Dacom acquisition has been accounted for using the purchase method of accounting in accordance with FASB ASC for "Business Combinations."  The following table presents the allocations of the aggregate purchase price for the Dacom acquisition based on the estimated fair values of assets acquired and liabilities assumed.

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

On September 9, 2008, the Company acquired all the outstanding shares of C-88, a franchised distributor of electronic components based in Hoersholm, Denmark.  This acquisition further expanded the Company’s presence in Europe.  The operating results of C-88 are reflected in the accompanying financial statements since the date of acquisition as part of the Company's active components segment.

The C-88 acquisition was accounted for using the purchase method of accounting in accordance with FASB ASC for "Business Combinations."  Pursuant to the terms of the purchase agreement, the Company paid $4,042,000 in cash as of the acquisition date, including transaction costs of $542,000.  The purchase price was first allocated to tangible and identifiable intangible assets.  The excess purchase price was allocated to goodwill which amounted to $2,373,000 and is attributed to the active electronic components segment.  The goodwill is not tax deductible.  The Company allocated $1,600,000 to customer relationships and $20,000 for non-compete agreements which will be amortized over 10 years and 2 years, respectively.  The purchase agreement also provided for potential additional payments to the seller.   At February 28, 2010, a minimum payment of $100,000 to a maximum potential payment of $3,100,000 may still be made in accordance with the purchase agreement.  At February 28, 2010, no additional amount above the $100,000 minimum has been recorded as C-88 is currently not projected to attain the earnings milestones established in the purchase agreement.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

2.     ACQUISITIONS (Continued):

The following table presents the allocations of the aggregate purchase price for the C-88 acquisition based on the estimated fair values of assets acquired and liabilities assumed.

Purchase price	$3,500,000
Direct acquisition costs	542,000
Total purchase price	$4,042,000

Allocation of purchase price:
Cash	77,000
Accounts receivable	3,396,000
Inventory	786,000
Other current assets	105,000
Fixed assets	22,000
Other assets	6,000
Accounts payable/accrued expenses	(3,030,000)
Bank credit line	(900,000)
Taxes payable	(413,000)
Customer relationships	1,600,000
Non compete agreement	20,000
Cost in excess of net assets acquired	2,373,000
Total purchase price, net of cash acquired	$4,042,000

The changes in the carrying amount of goodwill for the years ended February 28, 2010 and 2009 are as follows:

	Fiscal 2010	Fiscal 2009
Balance beginning of fiscal year	$5,020,000	$9,925,000
Acquisition of C-88	-	2,373,000
Goodwill impairment charge	(2,615,000)	(7,443,000)
Other adjustments to fair value of net assets acquired	(97,000)	165,000
Balance at end of fiscal year	$2,308,000	$5,020,000

The following table summarizes the customer relationships and non-compete agreements as of February 28, 2010 and 2009 from the acquisitions outlined above:

	Fiscal 2010	Fiscal 2009
Customer relationships	$4,208,000	$4,208,000
Non compete agreements	20,000	20,000
Accumulated amortization	(824,000)	(486,000)
Net	$3,404,000	$3,742,000

Amortization expense for fiscal 2010 and 2009 was $338,000 and $378,000, respectively, and will be $333,000 for fiscal 2011, and $328,000 for each of fiscal 2012 through 2015.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

2.     ACQUISITIONS (Continued):

The following unaudited pro forma information of the Company is provided to give effect to the Dacom and C-88 acquisitions assuming they occurred as of March 1, 2007, the beginning of the earliest period presented:

	Years Ended
	February 28, 2009	February 29, 2008

Net sales	$760,397,000	$765,752,000
Net (loss) income	(9,082,000)	2,570,000
Net (loss) income per share:
Basic	$(.50)	$.14
Diluted	$(.50)	$.14

The proforma amounts above reflect interest on the purchase price assuming each acquisition occurred as of March 1, 2007, with interest calculated at the Company's borrowing rate under its domestic credit facility (see Note 6) for the respective period. The proforma net earnings above assume an incremental income tax provision at the Company's statutory consolidated tax rate for the respective fiscal period.  The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company's 2008 fiscal year or of future operating performance.

3.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which is recorded at cost, consists of the following:

	February 28, 2010	February 28, 2009

Furniture, fixtures and equipment	$11,093,000	$10,829,000
Computer equipment	9,744,000	9,478,000
Leasehold improvements	1,517,000	1,106,000
	22,354,000	21,413,000
Less: accumulated depreciation and amortization	17,429,000	16,586,000
	$4,925,000	$4,827,000

Depreciation expense for the 2010, 2009 and 2008 fiscal years aggregated $1,413,000, $1,860,000 and $1,660,000, respectively.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

4.     ACCRUED EXPENSES:

Accrued expenses consist of the following:

	February 28, 2010	February 28, 2009

Commissions	$2,089,000	$1,706,000
Goods and services tax	752,000	1,606,000
Compensation and related benefits	969,000	1,350,000
Sales returns	739,000	758,000
Professional fees	332,000	461,000
Deferred rent	464,000	343,000
Other	2,351,000	2,274,000
Total	$7,696,000	$8,498,000

5.     BANK DEBT:

Bank Debt: Revolving Credit Lines
The Company has a secured revolving line of credit agreement with eight banks, which currently provides for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provides for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company may not be able to borrow the maximum amount available under its Revolving Credit Line at all times.  Borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.7% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at February 28, 2010 was 5.0%.  Direct borrowings under the Revolving Credit Line were $35,000,000 at February 28, 2010, and $14,950,000 at February 28, 2009.

Bank Debt: Bank Credit Lines
The Company also has a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provides for maximum borrowings of £4,000,000 (approximately $5,949,000) at February 28, 2010, which bear interest at the bank's base rate plus 1.55%.  The interest rate at February 28, 2010 was 2.28% and at February 28, 2009 was 4.55%.  The Company owed $3,071,000 and $1,944,000 at February 28, 2010 and February 28, 2009, respectively.  The U.K. Credit Line renews annually in July.

The Company has a bank credit agreement with a bank in Denmark ("the Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,807,000) as of February 28, 2010, at the current prevailing interest rate (5.875% at February 28, 2010).  Borrowings under the Danish Credit Line were 6,146,000 Danish Kroner ($1,121,000) at February 28, 2010.

At February 28, 2010, the Company had unused availability aggregating approximately $38,647,000 under all of its bank credit facilities.

On May 4, 2010, the Company received a waiver from its lenders allowing a dividend to be paid to a minority interest holder by one of its majority-owned subsidiaries, NIC Components Asia Pte Ltd.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.     STOCK-BASED COMPENSATION PLANS:

a.        Stock Options:

Stock options granted to date under each of the Company’s 2000 Stock Option Plans, 2000 Key Employee Stock Option Plan and 2002 Key Employee Stock Incentive Plan generally expire ten years after the date of grant and become exercisable in four equal annual installments commencing one year from date of grant.  Stock options granted under the Company’s Outside Director Stock Option Plan and 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal installments beginning on the date of grant and on the succeeding two anniversaries thereof.

A summary of options granted and related information for the years ended February 28, 2010, February 28, 2009, and February 29, 2008 is as follows:

	Options	Weighted Average Exercise Price

Outstanding February 28, 2007	2,126,818	$6.85

Granted	60,000	8.91
Exercised	(27,000)	7.81
Cancelled	-	-
Outstanding February 29, 2008	2,159,818	6.90

Granted	120,000	3.77
Exercised	(91,582)	3.88
Cancelled	(11,513)	7.43
Outstanding February 28, 2009	2,176,723	$6.85

Granted	435,000	3.84
Exercised	-	-
Cancelled	(1,438,473)	5.48
Outstanding February 28, 2010	1,173,250	$7.42

Aggregate intrinsic value of outstanding options at February 28, 2010	$155,600

Options exercisable at the end of each fiscal year:
February 29, 2008	2,099,818	$6.81
February 28, 2009	2,056,723	$6.99
February 28, 2010	1,058,250	$7.84

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.     STOCK-BASED COMPENSATION PLANS (Continued):

a.        Stock Options (continued):

The following table summarizes information about stock options outstanding as of February 28, 2010:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$1.52 to $6.44	759,500	4.37 years	$5.54	644,500	$5.91
$7.31 to $14.62	403,250	4.06 years	$10.66	403,250	$10.66
$18.33	10,500	0.53 years	$18.33	10,500	$18.33
	1,173,250			1,058,250

The aggregate intrinsic value above of $155,600 represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of  fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2010.  This amount changes based on the fair market value of the Company’s common stock.

Cash received from option exercises during the 2010, 2009 and 2008 fiscal years was $0, $355,000 and $210,000, respectively and is included within the financing activities section in the accompanying consolidated statements of cash flows.

The Company records compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model.  The fair value of the Company's stock options is determined using the Black-Scholes valuation model.

The fair value of each option was estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions.

	2010	2009	2008
Option Plans:
Dividends	-	-	-
Expected term *	9 years	5 – 7 years	2 – 7 years
Risk free interest rate **	3.7%	3.28% to 3.75%	4.0%
Volatility rate ***	63.4%	42.5% to 60.1%	58.4%

*The expected term represents the weighted average period the option is expected to be outstanding and based primarily on the historical exercise behavior of employees.

** The risk-free rate interest rate is based on the United States Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

*** The volatility rate is measured using historical daily price changes of the Company’s common stock over the expected term of the option.

The following table shows the weighted average fair value of options using the fair value approach:

	2010	2009	2008
Weighted average fair value of options granted during the year	$2.57	$1.67	$4.79

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.     STOCK-BASED COMPENSATION PLANS (Continued):

b.        Restricted Common Stock:

Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee may grant shares of restricted common stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), which is a five or seven year period from the date of grant.  For fiscal years 2010, 2009 and 2008, the Company recorded compensation expense aggregating $785,000, $818,000 and $722,000, respectively, relating to the vesting of restricted stock.

Summary of Non-Vested Shares:

The following information summarizes the changes in non-vested restricted stock for the years ended February 28, 2010 and 2009 and February 29, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2007	263,000	$9.98
Granted	218,000	11.16
Vested	(23,286)	8.45
Forfeited	(4,430)	9.13
Non-vested shares at March 1, 2008	453,284	10.63
Granted	136,500	4.80
Vested	(53,513)	10.01
Forfeited	(26,651)	10.03
Non-vested shares at March 1, 2009	509,620	9.16
Granted	41,000	4.01
Vested	(64,964)	8.36
Forfeited	(53,440)	9.69
Non-vested shares at February 28, 2010	432,216	$8.73

As of February 28, 2010, there was total unrecognized compensation cost of $2,688,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 2.4 years.  We have reserved 1,273,521 shares for issuance for stock options and restricted stock at February 28, 2010.

The Company recorded, as a component of selling and general and administrative expenses, a charge of $1,000,000, $1,127,000 and $1,213,000 for the years ended February 28, 2010, February 29, 2009 and February 29, 2008, respectively, relating to the expensing of stock options and restricted stock.

7.     NONCONTROLLING INTERESTS:

Noncontrolling interests at February 28, 2010 and February 28, 2009 represent a 15% noncontrolling interest in NIA and a 20% noncontrolling interest in NIE.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

8.     INCOME TAXES:

Components of income (loss) before income taxes are as follows:

	2010	2009	2008

Domestic	$(4,524,000)	$(8,361,000)	$1,129,000
Foreign	4,207,000	(1,440,000)	2,468,000
	$(317,000)	$(9,801,000)	$3,597,000

The provision (benefit) for income taxes is comprised of the following:

	2010	2009	2008
Current:
Federal provision (benefit)	$(627,000)	$(1,940,000)	$1,245,000
State and local provision (benefit)	138,000	(47,000)	306,000
Foreign provision	1,313,000	1,590,000	1,351,000
Deferred:
Federal provision (benefit)	849,000	(604,000)	(1,520,000)
State and local provision (benefit)	7,000	(3,000)	(250,000)
Foreign provision (benefit)	11,000	167,000	(366,000)
	$1,691,000	$(837,000)	$766,000

As of February 28, 2010, the Company had approximately $1,029,000 of federal net operating loss ("NOL").  The Company has the ability and intends to carryback the entire NOL to earlier tax years.  Accordingly, the Company has recorded a current tax benefit.

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate:

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Interest and penalties	-	1.3%	6.6%
State taxes, net of federal tax benefit	(3.0)%	0.7%	4.4%
International tax rate differential	419.9%	7.0%	(41.9)%
Goodwill impairment charge	(289.3)%	(26.6)%	-
Stock options benefit	(12.8)%	-	(6.4)%
Cash surrender value officer’s life insurance	(34.0)%	6.8%	9.5%
Valuation allowance	(665.0)%	(8.5)%	23.3%
Research and experimentation credit	24.8%	-	-
Other	(10.0)%	(7.2)%	(9.2)%
Effective income tax rate	(534.4)%	8.5%	21.3%

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

8.     INCOME TAXES (Continued):

The components of the net deferred tax assets and tax liabilities are as follows:

	2010	2009
Deferred tax assets:
Accounts receivable	$884,000	$1,042,000
Inventory	1,079,000	902,000
Accrued expenses	1,210,000	712,000
Stock options	975,000	813,000
Foreign net operating loss carryforward	2,858,000	1,880,000
State net operating loss carryforward	166,000	115,000
Foreign tax credits carryover	175,000	160,000
Other	282,000	386,000
Total deferred tax assets	7,629,000	6,010,000
Valuation allowance	(4,139,000)	(1,672,000)
Net deferred tax assets	3,490,000	4,338,000

Deferred tax liabilities:
Fixed assets	(1,349,000)	(996,000)
Intangibles	(1,283,000)	(1,410,000)
Income on Domestic International Sales Corp.	(424,000)	(512,000)
Total deferred tax liabilities	(3,056,000)	(2,918,000)

Net deferred tax asset	$434,000	$1,420,000

The Company has not provided for federal or state and local income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $18,891,000 as of February 28, 2010, as these earnings are considered permanently reinvested. Upon distribution in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (less applicable foreign tax credits) and withholding taxes payable to the various foreign countries.

As of February 28, 2010, the Company had various state NOLs of approximately $3,717,000 which will begin to expire in the years ending in 2014 through 2030.

As of February 28, 2010, the Company had approximately $7,726,000 of foreign NOLs. A portion of these NOLs begins to expire in 2013 through 2030, while certain foreign NOLs have an indefinite life.

The Company had approximately $175,000 of foreign tax credit carryovers of which $100,000 will expire in 2018 and $75,000 will expire in 2019. The Company has approximately $79,000 of Research and Experimentation credits, which will expire in 2038.

The Company has recorded net deferred tax assets of $434,000 and $1,420,000 for years ending February 28, 2010 and February 28, 2009, respectively.  Included in the net deferred tax assets, is a valuation allowance of $4,139,000 and $1,672,000 for years ended February 28, 2010 and February 28, 2009 to reduce its deferred tax assets to the amount that is more likely than not to be realized, respectively.  In assessing the need for the valuation allowance, the Company considered, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments and believes there are no uncertain tax positions to be recorded. The Company is currently under audit by the Internal Revenue Service for the years ended February 28, 2007 and 2006 and by North Carolina for years ended February 2007 and 2008. To the extent that the Company would be required to pay additional taxes on an assessment, the Company's effective tax rate could be materially impacted.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

8.	INCOME TAXES (Continued):

As of February 28, 2010, the Company has no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a tax expense. During fiscal 2010, the Company did not incur expense related to penalties. As of February 28, 2010, the Company has accrued approximately $196,000 for the payment of interest and penalties.

9.	EMPLOYEE BENEFIT PLANS:

On January 13, 1987, the Company’s Board of Directors approved the adoption of an employee stock ownership plan (ESOP).  The ESOP covers all eligible employees and contributions are determined by the Board of Directors.  The ESOP purchases shares of the Company’s common stock using loan proceeds.  As the loan is repaid, a pro rata amount of common stock is released for allocation to eligible employees.  The Company makes cash contributions to the ESOP to meet its obligations.  No contributions have been made to the ESOP for the three years ended February 28, 2010.  At February 28, 2010, the ESOP owned 314,729 shares of the Company’s common stock at an average price of approximately $3.45 per share.  In April, 2008, the Board of Directors approved a resolution to file an application with the Internal Revenue Service ("IRS") to terminate this ESOP.  IRS approval to terminate the ESOP is still pending.

In January 1991, the Company established a 401(k) profit sharing plan to cover all eligible employees.  The Company’s contributions to the plan are discretionary, but may not exceed 1% of compensation.  The Company determined to make no matching contributions to the 401 (k) plan for fiscal 2010.  Company contributions to the plan for the three years ended February 28, 2010 and 2009, and February 29, 2008 were $0, $226,000, and $279,000, respectively.

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

•
A consulting agreement pursuant to which each executive will receive consulting payments in an amount equal to the cost of medical benefits, plus reimbursement for the income taxes payable in respect of a portion of such benefits, for the executive and his spouse for a five-year period.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

10.   COMMITMENTS AND CONTINGENCIES (Continued):

  Executive Retirement Plan:

On December 1, 2004, the Board of Directors approved the adoption of the Nu Horizons Executive Retirement Plan (the "Retirement Plan"). Pursuant to the terms of the Retirement Plan, the Company will provide an unfunded retirement benefit to certain executive employees of the Company and its subsidiaries upon such executive's retirement (as defined in the Retirement Plan).  At the time the Board of Directors approved the Retirement Plan, they determined that the participation of Mr. Nadata, Executive Chairman of the Board and Interim Chief Executive Officer, and Mr. Schuster, Senior Executive Vice President and Interim President, each a Founder (as defined in the Retirement Plan), would be contingent upon the execution and delivery by each of them of an amendment to his respective Contract, which amendment would provide that a termination of employment other than for death, disability or cause would be a  "Retirement"  under  the  Retirement  Plan.  As a result, the "Effective Date" of the Retirement Plan is March 28, 2005, the date of such execution and delivery.  Upon his Retirement, each executive will be entitled to receive an annual benefit in an amount determined by the number of years of service the executive has provided to the Company, ranging from a minimum of $310,000 for 20 years of service to a maximum of $393,000 for 25 years of service.  Each executive has attained 25 years of service.  The Company has accrued $3,094,000 and $2,400,000 at February 28, 2010 and 2009, respectively.

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

On May 12, 2008, the Company entered into an amendment of its existing lease agreement for its existing warehouse facility in Southaven, Mississippi.  The premises consist of approximately 96,600 square feet.  The amended lease term was extended to November 30, 2018 at an annual base rent of $411,465 for the period from December 1, 2008 through November 30, 2013 and $444,305 for the period from December 1, 2013 through November 30, 2018.

The Company also leases certain other sales offices, warehouses and other properties, which leases include various escalation clauses, renewal options, and other provisions.  Aggregate minimum rental commitments under non-cancelable operating leases are as follows:

Fiscal 2011	$3,681,000
Fiscal 2012	3,167,000
Fiscal 2013	2,160,000
Fiscal 2014	1,842,000
Fiscal 2015	1,654,000
Thereafter	6,446,000

Rent and real estate tax expense was $4,514,000, $4,476,000, and $4,473,000, for the years ended February 28, 2010, February 28, 2009, and February 29, 2008, respectively.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

10.   COMMITMENTS AND CONTINGENCIES (Continued):

Litigation and Legal Proceedings:

At times the Company is involved in various lawsuits incidental to its business. At February 28, 2010, management does not believe any litigation matter is material to its financial statements.

In April 2007, the Company received subpoenas in connection with the SEC’s investigation entitled “In the Matter of Vitesse Semiconductor Corp.”  The Company is continuing to fully cooperate with the investigation by the SEC. The Company conducted its own related internal investigation under the direction of the Audit Committee (the internal investigation, together with the SEC investigation, the "Vitesse Matter").  On April 9, 2009, the Audit Committee announced the completion of its internal investigation, which concluded that there is not presently sufficient evidence that the Company or its officers or employees aided and abetted in any alleged violations of the securities laws by Vitesse, that the Company appropriately adjusted its inventory for Vitesse product purchases, returns and sales and that there was evidence of internal control, inventory management and record keeping deficiencies.  Management, in consultation with the Audit Committee, has addressed these deficiencies and has considered them as part of its assessment of the effectiveness of its system of internal control over financial reporting.  Management is presently unable to predict the outcome or the duration of the SEC investigation and related cost to be incurred by the Company.  In addition, although the internal investigation is completed, if any new or additional evidence becomes available, the Audit Committee will consider such additional evidence to determine whether any further investigation or action is warranted.

 On or about October 4, 2007, a Consolidated Amended Class Action Complaint for Securities Fraud ("Amended Complaint") was filed in the United States District Court for the District of California in the matter entitled Louis Grasso, individually and on behalf of all others similarly situated, Plaintiff, v. Vitesse Semiconductor Corporation, Louis Tomasetta, Yatin Mody, Eugene F. Hovanec, Silicon Valley Bank, Nu Horizons Electronics Corp, Titan Supply Chain Services, Corp. (Formerly Known as Titan Logistics Corp.), and KPMG LLP, Defendants.  Pursuant to the Amended Complaint, Nu Horizons, Titan, Silicon Valley Bank, and KPMG LLP were added as defendants to the putative class action, which had been commenced by certain purchasers of Vitesse common stock.  In the Amended Complaint, plaintiff alleged that Nu Horizons and Titan violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought rescission or unspecified damages on behalf of a purported class which purchased Vitesse common stock during the period from January 27, 2003 to and including April 27, 2006. The complaint was dismissed with prejudice with respect to Nu Horizons on January 28, 2008.  On November 17, 2008, the court approved a final class action settlement.  It is our understanding that the time for any appeals has expired.

11.   MAJOR SUPPLIERS/CUSTOMERS:

Suppliers:

For the years ended February 28, 2010 and 2009 and February 29, 2008, the Company had purchases of inventory from one supplier that were in excess of 10% of the Company’s total purchases.  Purchases from this supplier were approximately $230,309,000, $189,998,000 and $193,584,000 for fiscal years 2010, 2009 and 2008.  36% of total accounts payable as of February 28, 2010 related to this supplier.  The Company's distribution agreement with this supplier will be terminated effective June 5, 2010.

Customers:

For the years ended February 28, 2010, February 28, 2009, and February 29, 2008, no one customer accounted for more than 10% of the Company's total sales.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

12.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Nu Horizons Electronics Corp. and its subsidiaries, both wholly- and majority-owned, are wholesale and export distributors of active electronic components and passive components and systems products throughout North America, Asia, Australia and Europe. The Company has two operating segments under FASB ASC ("Disclosure About Segments of an Enterprise and Related Information") consisting of active electronic components and passive components.

The active electronic components segment includes mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors, diodes and systems products.  As part of the active electronic components segment, the Company also distributes systems from IBM Corporation, Sun Microsystems Inc. and Alcatel-Lucent.  Passive components distributed by NIC, principally to OEMs, contractors and other distributors globally, consist of a high technology line of surface mount and leaded components, including capacitors, resistors, inductors and circuit protection components.

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

Sales and operating income (loss), by segment for the fiscal years are as follows:

	2010	2009	2008
Sales:
Active electronic components	$624,978,000	$697,270,000	$688,131,000
Passive components	45,749,000	53,684,000	59,039,000
	$670,727,000	$750,954,000	$747,170,000

	2010	2009	2008
Operating income (loss):
Active electronic components	$5,054,000	$7,004,000	$12,235,000
Passive components	1,566,000	(292,000)	445,000
Corporate	(5,227,000)	(13,472,000)	(4,754,000)
	$1,393,000	$(6,760,000)	$7,926,000

Total assets by segment for the end of the fiscal years are as follows:

	2010	2009
Total assets:
Active electronic components	$231,408,000	$208,057,000
Passive components	44,736,000	43,298,000
	$276,144,000	$251,355,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

12.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):

The Company’s business is conducted in North America, Europe and Asia.

Revenues, by geographic area, for the fiscal years are as follows:

	2010	2009	2008

North America	$384,122,000	$479,125,000	$512,749,000
Europe	70,119,000	67,468,000	61,489,000
Asia	216,486,000	204,361,000	172,932,000
	$670,727,000	$750,954,000	$747,170,000

Total assets, by geographic area, at the end of the fiscal years are as follows:

	2010	2009

North America	$174,516,000	$157,648,000
Europe	16,235,000	18,092,000
Asia	85,393,000	75,615,000
	$276,144,000	$251,355,000

The net book value of long-lived assets by geographic area, as at the end of the fiscal years are as follows:

	2010	2009

North America	$4,378,000	$4,176,000
Europe	269,000	309,000
Asia	277,000	342,000
	$4,924,000	$4,827,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

13.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three Month Period Ended
	February 28, 2010	November 30, 2009	August 31, 2009	May 31, 2009

Net sales	$186,923,000	$179,445,000	$156,600,000	$147,759,000
Gross profit	26,010,000	25,176,000	22,476,000	21,038,000
Selling, general and administrative	23,326,000	22,820,000	22,853,000	21,693,000
Goodwill impairment charge	2,615,000	-	-	-
Operating income (loss)	69,000	2,356,000	(377,000)	(655,000)
Interest expense, net	577,000	451,000	263,000	419,000
Provision (benefit) for income taxes	1,930,000	1,175,000	(1,253,000)	(161,000)
Minority interest	108,000	80,000	70,000	31,000

Net Income (loss)	$(2,546,000)	$650,000	$543,000	$(944,000)

Net Income (loss) per Share Attributable to Nu Horizons
Basic	$(.14)	$.04	$.03	$(.05)
Diluted	$(.14)	$.04	$.03	$(.05)

Weighted Average per Common Shares Outstanding
Basic	18,117,089	18,115,544	18,103,244	18,088,010
Diluted	18,117,089	18,189,426	18,156,640	18,088,010

	Three Month Period Ended
	February 28, 2009	November 30, 2008	August 31, 2008	May 31, 2008

Net sales	$150,770,000	$188,219,000	$211,813,000	$200,152,000
Gross profit	23,413,000	28,510,000	30,844,000	30,926,000
Selling, general and administrative	26,933,000	28,653,000	29,277,000	28,147,000
Goodwill impairment charge	7,443,000	-	-	-
Operating income (loss)	(10,963,000)	(143,000)	1,567,000	2,779,000
Interest expense, net	489,000	740,000	880,000	932,000
Provision (benefit) for income taxes	(686,000)	(1,127,000)	403,000	573,000
Noncontrolling interest	(34,000)	94,000	92,000	119,000

Net Income (loss)	$(10,732,000)	$150,000	$192,000	$1,155,000

Net Income (loss) per Share Attributable to Nu Horizons
Basic	$(.59)	$.01	$.01	$.06
Diluted	$(.59)	$.01	$.01	$.06

Weighted Average per Common Shares Outstanding
Basic	18,069,326	18,067,795	18,066,923	17,971,317
Diluted	18,069,326	18,067,795	18,206,320	18,211,529

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Nu Horizons Electronics Corp.

We have audited the accompanying consolidated balance sheets of Nu Horizons Electronics Corp. (the "company") as of February 28, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the years ended February 28, 2010, February 28, 2009 and February 29, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nu Horizons Electronics Corp. at February 28, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nu Horizons Electronics Corp.’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 6, 2010 expressed an unqualified opinion thereon.

            /s/ ERNST & YOUNG LLP
Jericho, New York
May 6, 2010

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

Based upon the evaluation that was conducted as of the end of the period covered by this report, management, including our chief executive officer and our chief financial officer, has concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2010.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of February 28, 2010.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment and the criteria set forth by COSO, management believes that Nu Horizons maintained effective internal control over financial reporting as of February 28, 2010.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

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

We have audited Nu Horizons Electronics Corp.’s (the "company") internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nu Horizons Electronics Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on the COSO criteria.  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nu Horizons Electronics Corp. as of February 28, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 and our report dated May 6, 2010 expressed an unqualified opinion thereon.

            /s/ ERNST & YOUNG LLP
Jericho, New York
May 6, 2010

ITEM 9A.	CONTROLS AND PROCEDURES (Continued):

Changes in Internal Controls
There were no changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item is incorporated herein by reference from the discussion under the headings Election of Directors, Corporate Governance and Security Ownership in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required in response to this Item is incorporated herein by reference from the discussion under the heading Executive Compensation in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item is incorporated herein by reference from the discussion under the headings Equity Plans and Security Ownership in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item is incorporated herein by reference from the discussion under the headings Corporate Governance – Director Independence and Corporate Governance – Certain Relationships and Related Person Transactions in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item is incorporated herein by reference from the discussion under the headings Audit and Related Fees in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)	The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this report:

Page

Consolidated Statements of Operations for the years ended February 28, 2010, February 28, 2009, and February 29, 2008	F-1

Consolidated Balance Sheets as of February 28, 2010 and February 28, 2009	F-2

Consolidated Statements of Changes in Equity for the years ended February 28, 2010, February 28, 2009, and February 29, 2008	F-3

Consolidated Statements of Cash Flows for the years ended February 28, 2010, February 28, 2009 and, February 29, 2008	F4 - F-5

Notes to Consolidated Financial Statements	F-6 – F25

Report of Independent Registered Public Accounting Firm	F-26

(a) (2) Schedule II – Valuation and Qualifying Accounts and Reserves	39

(a) (3) See exhibits required – Item (b) below

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued):

a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	Amended and Restated By-Laws (Incorporated by Reference to Form 8-K dated April 28, 2010).

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

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

10.4
Form of Indemnity Agreements between the Company and Messrs. Gardner, Nadata, Polimeni, Schuster, Siegel, Novick, Freudenberg and Kent (Incorporated by Reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2008).

10.5	1998 Stock Option Plan, as amended (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No.333-82805).

10.6	2000 Stock Option Plan (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No.333-51188).

10.7	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51192).

10.8	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51190).

10.9	Amended and Restated Credit Agreement dated as of January 31, 2007 between the Company and eight banks (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 31, 2007).

10.10	Consent and First Amendment to Amended and Restated Credit Agreement dated as of June 6, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 12, 2007).

10.11	Waivers to Amended and Restated Credit Agreement dated as of October 25, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 29, 2007).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES (Continued):

(b)	Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION

10.12	Second Amendment to Amended and Restated Credit Agreement dated as of January 4, 2008 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 7, 2008).

10.13	Third Amendment to Amended and Restated Credit Agreement dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.13 to Form 10-K for year ended Februay 28, 2009).

10.14	Consent and Fourth Amendment to Amended and Restated Credit Agreement dated as of August 29, 2008 (Incorporated by reference to Exhibit 10.1 for Form 10-Q for quarter ended August 31, 2008).

10.15	2002 Key Employee Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.15 to Form 10-K for year ended February 28 2009).

10.16	2002 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).

10.17	Nu Horizons Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 28, 2005).

10.18	Amendment to Employment Agreement between the Company and Arthur Nadata dated as of March 28, 2005. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 28, 2005).

10.19	Amendment to Employment Agreement between the Company and Richard Schuster dated as of March 28, 2005. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated March 28, 2005).

10.20	Employment Agreement between the Company and Kurt Freudenberg dated as of May 25, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated May 24, 2006).

10.21	Agreement between the Company and Kurt Freudenberg dated January 3, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 7, 2008).

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

10.24	Compensation of Non-Employee Directors.

10.25	Share Purchase and Transfer Agreement between Nu Horizons Electronics GmbH and Inge Merl dated June 6, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 12, 2007).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES (Continued):

(b)	Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION

10.26	Share Purchase Agreement between C-88 Holding ApS and Company dated as of September 9, 2008 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 31, 2008).

10.27	Separation Agreement between C. David Bowers and the Company dated as of December 5, 2008 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 31, 2008).

10.28	Option Surrender Agreement between Arthur Nadata and the Company dated April 6, 2009 (Incorporated by reference to Exhibit 10.30 to Form 10-K for year ended February 28, 2009).

10.29	Option Surrender Agreement between Richard Schuster and the Company dated April 6, 2009 (Incorporated by reference to Exhibit 10.31 to Form 10-K for year ended February 28, 2009).

10.30	Agreement of Lease between Reckson Operating Partnership, L.P., and the Company, dated as of July 11, 1996 (Incorporated by reference to Exhibit 10.32 to Form 10-K for year ended February 28, 2009).

10.31	First Amendment of Lease by and between Rechler Equity B-1 LLC and the Company, dated as of July 7, 2008 (Incorporated by reference to Exhibit 10.33 to Form 10-K for year ended February 28, 2009).

10.32
Industrial Lease Agreement by and between Industrial Developments International, Inc. and the Company, dated as of August 29, 2006 (Incorporated by reference to Exhibit 10.34 to Form 10-K for year ended February 28, 2009).

10.33	First Amendment to Industrial Lease Agreement, dated May 12, 2008 (Incorporated by reference to Exhibit 10.35 to Form 10-K for year ended February 28, 2009).

10.34	Fifth Amendment and Waivers to Credit Agreement dated as of April 27, 2009 (Incorporated by reference to Exhibit 10.36 to Form 10-K for year ended February 28, 2009).

10.35	Employment Agreement between James Estill and the Company dated May 8, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2009).

10.36	Second Amendment to Employment Agreement between Arthur Nadata and the Company dated May 8, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2009).

10.37	Second Amendment to Employment Agreement between Richard Schuster and the Company dated May 8, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2009).

10.38	Separation Agreement between James Estill and the Company dated August 3, 2009 (Incorporated by referenced to Exhibit 10.1 to Form 10-Q for the quarter ended August 31, 2009).

10.39	2002 Outside Directors’ Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2009).

10.40	Compensation of Chief Financial Officer (Incorporated by referenced to Exhibit 10.1 to Form 10-Q for the quarter ended November 30, 2009).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES:

(b)	Exhibits (continued):

EXHIBIT NUMBER	DESCRIPTION

10.41	Transition Agreement between Arthur Nadata and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated April 28, 2010).

10.42	Third Amendment to Employment Agreement between Arthur Nadata and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated April 28, 2010).

10.43	Third Amendment to Employment Agreement between Richard Schuster and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.6 to Form 8-K dated April 28, 2010).

10.44	Employment Agreement between Martin Kent and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 28, 2010).

10.45	Option Agreement between Martin Kent and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 28, 2010).

10.46	Option Agreement between Arthur Nadata and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated April 28, 2010).

10.47	Amendment to Nu Horizons Executive Retirement Plan dated April 28, 2010 (Incorporated by reference to Exhibit 10.7 to Form 8-K dated April 28, 2010).

10.48	Waiver to Credit Agreement dated as of May 4, 2010.

10.49	Key Employee Change-In-Control Severance Agreement between Stephen A. Mussmacher and the Company dated as of April 3, 2008.

10.50	Key Employee Change-In-Control Severance Agreement between Kent Smith and the Company dated as of February 12, 2008.

21.	Nu Horizons Electronics Corp. & Subsidiaries Organizational (Legal Entity) Structure as of February 28, 2010.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU HORIZONS ELECTRONICS CORP.
(Registrant)

By:	/s/ MARTIN KENT
Martin Kent
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KURT FREUDENBERG
Kurt Freudenberg
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

	SIGNATURE	CAPACITY	DATE

By:	/s/ ARTHUR NADATA	Chairman of the Board	May 6, 2010
Arthur Nadata

By:	/s/ MARTIN KENT	President, Chief Executive Officer	May 6, 2010
	Martin Kent	and Director

By:	/s/ RICHARD SCHUSTER	Senior Executive Vice President,	May 6, 2010
	Richard Schuster	Chief Operating Officer, Secretary
and Director

By:	/s/ KURT FREUDENBERG	Executive Vice President,	May 6, 2010
	Kurt Freudenberg	Treasurer, Chief Financial Officer
and Director

By:	/s/ STEVEN J. BILODEAU	Director	May 6, 2010
Steven J. Bilodeau

By:	/s/ HERBERT M. GARDNER	Director	May 6, 2010
Herbert M. Gardner

By:	/s/ MARTIN NOVICK	Director	May 6, 2010
Martin Novick

By:	/s/ DOMINIC A. POLIMENI	Director	May 6, 2010
Dominic A. Polimeni

By:	/s/ DAVID SIEGEL	Director	May 6, 2010
David Siegel

SCHEDULE II

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

Three Years Ended February 28, 2010

Description	Balance at Beginning of period	Additions charged to costs and expenses	Write-offs	Balance at end of period

Valuation account deducted in the balance sheet from the asset to which it applies.
Allowance for doubtful accounts - accounts receivable

2010	$3,438,000	$388,000	$166,000	$3,660,000

2009	$4,269,000	$(341,000)	$490,000	$3,438,000

2008	$4,985,000	-	$716,000	$4,269,000

Description	Balance at Beginning of period	Additions charged to costs and expenses	Write-offs	Balance at end of period

Valuation account deducted in the balance sheet from the asset to which it applies.
Inventory Reserve

2010	$2,718,000	$308,000	$424,000	$2,602,000

2009	$3,475,000	$153,000	$910,000	$2,718,000

2008	$3,690,000	$510,000	$725,000	$3,475,000

Description	Balance at Beginning of period	Increase in Allowance	Decrease in Allowance	Balance at end of period

Valuation account deducted in the balance sheet from the asset to which it applies.
Income tax valuation allowance

2010	$1,672,000	$2,439,000	-	$4,111,000

2009	$839,000	$833,000	-	$1,672,000

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2010

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

NU HORIZONS ELECTONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2000).

3.2	Amended and Restated By-Laws (Incorporated by Reference to Form 8-K dated April 28, 2010).

4.1	Specimen Common Stock Certificate (Incorporated by Reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

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

10.4
Form of Indemnity Agreements between the Company and Messrs. Gardner, Nadata, Polimeni, Schuster, Siegel, Novick, Freudenberg and Kent (Incorporated by Reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2008).

10.5	1998 Stock Option Plan, as amended (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No.333-82805).

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

10.6	2000 Stock Option Plan (Incorporated by Reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, No.333-51188).

10.7	2000 Key Employee Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51192).

10.8	2000 Outside Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-51190).

10.9	Amended and Restated Credit Agreement dated as of January 31, 2007 between the Company and eight banks (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 31, 2007).

10.10	Consent and First Amendment to Amended and Restated Credit Agreement dated as of June 6, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 12, 2007).

10.11	Waivers to Amended and Restated Credit Agreement dated as of October 25, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 29, 2007).

10.12	Second Amendment to Amended and Restated Credit Agreement dated as of January 4, 2008 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 7, 2008).

10.13	Third Amendment to Amended and Restated Credit Agreement dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.13 to Form 10-K for year ended Februay 28, 2009).

10.14	Consent and Fourth Amendment to Amended and Restated Credit Agreement dated as of August 29, 2008 (Incorporated by reference to Exhibit 10.1 for Form 10-Q for quarter ended August 31, 2008).

10.15	2002 Key Employee Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.15 to Form 10-K for year ended February 28, 2009).

10.16	2002 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-103626).

10.17	Nu Horizons Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 28, 2005).

10.18	Amendment to Employment Agreement between the Company and Arthur Nadata dated as of March 28, 2005. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 28, 2005).

10.19	Amendment to Employment Agreement between the Company and Richard Schuster dated as of March 28, 2005. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated March 28, 2005).

10.20	Employment Agreement between the Company and Kurt Freudenberg dated as of May 25, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated May 24, 2006).

10.21	Agreement between the Company and Kurt Freudenberg dated January 3, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 7, 2008).

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

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

10.24	Compensation of Non-Employee Directors.

10.25	Share Purchase and Transfer Agreement between Nu Horizons Electronics GmbH and Inge Merl dated June 6, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 12, 2007).

10.26	Share Purchase Agreement between C-88 Holding ApS and Company dated as of September 9, 2008 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 31, 2008).

10.27	Separation Agreement between C. David Bowers and the Company dated as of December 5, 2008 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 31, 2008).

10.28	Option Surrender Agreement between Arthur Nadata and the Company dated April 6, 2009 (Incorporated by reference to Exhibit 10.30 to Form 10-K for year ended February 28, 2009).

10.29	Option Surrender Agreement between Richard Schuster and the Company dated April 6, 2009 (Incorporated by reference to Exhibit 10.31 to Form 10-K for year ended February 28, 2009).

10.30	Agreement of Lease between Reckson Operating Partnership, L.P., and the Company, dated as of July 11, 1996 (Incorporated by reference to Exhibit 10.32 to Form 10-K for year ended February 28, 2009).

10.31	First Amendment of Lease by and between Rechler Equity B-1 LLC and the Company, dated as of July 7, 2008 (Incorporated by reference to Exhibit 10.33 to Form 10-K for year ended February 28, 2009).

10.32
Industrial Lease Agreement by and between Industrial Developments International, Inc. and the Company, dated as of August 29, 2006 (Incorporated by reference to Exhibit 10.34 to Form 10-K for year ended February 28, 2009).

10.33	First Amendment to Industrial Lease Agreement, dated May 12, 2008 (Incorporated by reference to Exhibit 10.35 to Form 10-K for year ended February 28, 2009).

10.34	Fifth Amendment and Waivers to Credit Agreement dated as of April 27, 2009 (Incorporated by reference to Exhibit 10.36 to Form 10-K for year ended February 28, 2009).

10.35	Employment Agreement between James Estill and the Company dated May 8, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2009).

10.36	Second Amendment to Employment Agreement between Arthur Nadata and the Company dated May 8, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2009).

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

10.37	Second Amendment to Employment Agreement between Richard Schuster and the Company dated May 8, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2009).

10.38	Separation Agreement between James Estill and the Company dated August 3, 2009 (Incorporated by referenced to Exhibit 10.1 to Form 10-Q for the quarter ended August 31, 2009).

10.39	2002 Outside Directors’ Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2009).

10.40	Compensation of Chief Financial Officer (Incorporated by referenced to Exhibit 10.1 to Form 10-Q for the quarter ended November 30, 2009).

10.41	Transition Agreement between Arthur Nadata and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated April 28, 2010).

10.42	Third Amendment to Employment Agreement between Arthur Nadata and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated April 28, 2010).

10.43	Third Amendment to Employment Agreement between Richard Schuster and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.6 to Form 8-K dated April 28, 2010).

10.44	Employment Agreement between Martin Kent and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 28, 2010).

10.45	Option Agreement between Martin Kent and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 28, 2010).

10.46	Option Agreement between Arthur Nadata and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated April 28, 2010).

10.47	Amendment to Nu Horizons Executive Retirement Plan dated April 28, 2010 (Incorporated by reference to Exhibit 10.7 to Form 8-K dated April 28, 2010).

10.48	Waiver to Credit Agreement dated as of May 4, 2010.

10.49	Key Employee Change-In-Control Severance Agreement between Stephen A. Mussmacher and the Company dated as of April 3, 2008.

10.50	Key Employee Change-In-Control Severance Agreement between Kent Smith and the Company dated as of February 12, 2008.

21.	Nu Horizons Electronics Corp. & Subsidiaries Organizational (Legal Entity) Structure as of February 28, 2010.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.