Form 10-Q
period 2010-05-31
NU HORIZONS ELECTRONICS CORP
filed 2010-07-08
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check	Smaller reporting company ☐
if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of June 25, 2010:

Common Stock – Par Value $.0066	18,531,272
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Operations (unaudited) - Three Months Ended May 31, 2010 and 2009	3.

	Consolidated Condensed Balance Sheets - May 31, 2010 (unaudited) and February 28, 2010	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Three Months Ended May 31, 2010 and 2009	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-12.

	Report of Independent Registered Public Accounting Firm	13.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14.-17.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18.

Item 4.	Controls and Procedures	18.

PART II.	OTHER INFORMATION	19.

Item 1.	Legal Proceedings	19.

Item 1A.	Risk Factors	19.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19.

Item 3.	Defaults Upon Senior Securities	19.

Item 4.	Submission of Matters to a Vote of Security Holders	19.

Item 5.	Other Information	19.

Item 6.	Exhibits	20.

SIGNATURES		21.

EXHIBIT INDEX		22.

CERTIFICATIONS

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31, 2010	May 31, 2009

NET SALES	$210,762,000	$147,759,000

COSTS AND EXPENSES
Cost of sales	180,670,000	126,721,000
Selling, general and administrative expenses	24,917,000	21,693,000
	205,587,000	148,414,000

OPERATING INCOME (LOSS)	5,175,000	(655,000)

OTHER (INCOME) EXPENSE
Interest expense	660,000	422,000
Interest income	(12,000)	(3,000)
	648,000	419,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	4,527,000	(1,074,000)

Provision (benefit) for income taxes	986,000	(161,000)

CONSOLIDATED NET INCOME (LOSS)	3,541,000	(913,000)

Net income attributable to noncontrolling interest	167,000	31,000

NET INCOME (LOSS) ATTRIBUTED TO NU HORIZONS ELECTRONICS CORP. SHAREHOLDERS	$3,374,000	$(944,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO NU HORIZONS ELECTRONICS CORP.
Basic	$.19	$(.05)
Diluted	$.18	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,132,392	18,088,010
Diluted	18,267,884	18,088,010

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2010	February 28, 2010
	(unaudited)
- ASSETS -
CURRENT ASSETS
Cash	$13,011,000	$6,632,000
Accounts receivable – less allowances of $3,870,000 and $3,659,000 as of May 31, 2010 and February 28, 2010, respectively	139,476,000	131,883,000
Inventories	82,973,000	117,377,000
Deferred tax asset	392,000	434,000
Prepaid expenses and other current assets	15,858,000	7,095,000
TOTAL CURRENT ASSETS	251,710,000	263,421,000

PROPERTY, PLANT AND EQUIPMENT – NET	4,720,000	4,924,000

OTHER ASSETS
Goodwill	2,308,000	2,308,000
Intangibles – net	3,319,000	3,404,000
Other assets	2,058,000	2,087,000

TOTAL ASSETS	$264,115,000	$276,144,000

- LIABILITIES AND EQUITY -
CURRENT LIABILITIES
Accounts payable	$46,544,000	$78,791,000
Accrued expenses	9,371,000	7,696,000
Bank debt	3,242,000	4,192,000
Income taxes payable	2,226,000	1,746,000
TOTAL CURRENT LIABILITIES	61,383,000	92,425,000

LONG TERM LIABILITIES
Bank debt	50,250,000	35,000,000
Other long-term liabilities	3,500,000	3,355,000
TOTAL LONG TERM LIABILITIES	53,750,000	38,355,000

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,532,137 and 18,549,305 shares issued and outstanding as of May 31, 2010 and February 28, 2010, respectively	122,000	122,000
Additional paid-in capital	57,520,000	57,227,000
Retained earnings	88,463,000	85,089,000
Other accumulated comprehensive income	25,000	240,000
Total Nu Horizons Stockholders’ Equity	146,130,000	142,678,000
Noncontrolling interest	2,852,000	2,686,000
TOTAL EQUITY	148,982,000	145,364,000

TOTAL LIABILITIES AND EQUITY	$264,115,000	$276,144,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31, 2010	May 31, 2009

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$202,581,000	$147,782,000
Cash paid to suppliers and employees	(209,087,000)	(143,660,000)
Interest received	12,000	3,000
Interest paid	(722,000)	(484,000)
Income taxes paid	(512,000)	(347,000)
Net cash (used) provided by operating activities	(7,728,000)	3,294,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(96,000)	(674,000)
Net cash used in investing activities	(96,000)	(674,000)

CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings under revolving credit lines and bank credit lines	91,234,000	61,350,000
Repayments under revolving credit lines and bank credit lines	(76,934,000)	(62,731,000)
Net cash (used) provided by financing activities	14,300,000	(1,381,000)

EFFECT OF EXCHANGE RATE CHANGE	(97,000)	79,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,379,000	1,318,000

Cash and cash equivalents, beginning of period	6,632,000	4,793,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,011,000	$6,111,000

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)	$3,541,000	$(913,000)
Adjustments:
Depreciation and amortization	381,000	607,000
Bad debt expense	353,000	8,000
Deferred income tax	42,000	-
Stock based compensation	294,000	274,000
Retirement plan	145,000	179,000
Changes in assets and liabilities:
Accounts receivable	(8,280,000)	23,000
Inventories	22,083,000	12,330,000
Prepaid expenses and other current assets	3,579,000	(648,000)
Other assets	-	7,000
Accounts payable and accrued expenses	(29,354,000)	(8,226,000)
Income taxes	(512,000)	(347,000)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(7,728,000)	$3,294,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pty Ltd ("NUZ"), Nu Horizons Electronics Asia Pte Ltd., Korea Branch ("NUK"), Nu Horizons Electronics NZ Limited ("NUN"), Nu Horizons Electronics GmbH ("NUD"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Europe Limited ("NUE"), Nu Horizons Electronics AS ("NOD", formerly known as C-88 ("C-88")), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), Nu Horizons Electronics Hong Kong Ltd. ("NUO"), Nu Horizons Electronics Mexico, S.A. de C.V. ("NUM"), Nu Horizons Electronics Services Mexico, S.A. de C.V. ("NSM") and Nu Horizons Electronics Limited ("NUL") and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA") contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of May 31, 2010 and February 28, 2010 and the results of its operations for the three-month periods ended May 31, 2010, and 2009, and its cash flows.

All references in this report to "the Company," "Nu Horizons," "we," "our" and "us" are to Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates otherwise.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended February 28, 2010.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three-month period ended May 31, 2010 are not necessarily indicative of the results to be expected for the full year.

During the first and second quarters of fiscal 2010, the Company estimated its quarterly income taxes by applying an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision or benefit for each quarter. For the third and fourth quarters of fiscal 2010, the Company used an alternative method to calculate the effective tax rate since it is unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year. Under this alternative method, interim period income taxes are based on each discrete quarter's pre-tax income.  Due to the recent volatility and uncertainty in the current economic market, the Company applied the alternative method to compute income taxes expense in the first quarter of fiscal 2011.

B.	Termination of Xilinx Distribution Agreement:

On March 1, 2010, the Company announced that Xilinx had formally notified the Company of its intention to terminate its distribution agreement with the Company.  The termination was effective on June 5, 2010.  Pursuant to the terms of the distribution agreement, the Company has the right to return all unsold Xilinx inventory to Xilinx, at Xilinx’s expense, for a full refund of the original purchase price. Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010 and 28.8% for the quarter ended May 31, 2010. During the quarter ended May 31, 2010, the Company successfully completed the termination of its Xilinx distribution agreement.  All Xilinx inventories were sold to customers or returned to Xilinx for cash.

C.	Revenue Recognition:

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

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which are recorded at cost, consist of the following:

	May 31, 2010	February 28, 2010

Furniture, fixtures and equipment	$10,743,000	$11,092,000
Computer equipment	9,882,000	9,744,000
Leasehold improvements	1,575,000	1,517,000
	22,200,000	22,353,000
Less: Accumulated depreciation and amortization	17,480,000	17,429,000
	$4,720,000	$4,924,000

Depreciation expense for the three months ended May 31, 2010 and 2009 was $305,000 and $465,000, respectively.

3.	DEBT:

On June 28, 2010, the Revolving Credit Line and the U.K. Credit Line were paid off and terminated with proceeds from a new global asset backed loan facility.  See Subsequent Event note 9.

Bank Debt: Revolving Credit Lines
At May 31, 2010, the Company had a secured revolving line of credit agreement with eight banks, which provided for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provided for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company was not able to borrow the maximum amount available under its Revolving Credit Line at all times.  Borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.7% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at May 31, 2010 was 5.0%.   Direct borrowings under the Revolving Credit Line were $50,250,000 and $35,000,000 at May 31, 2010 and February 28, 2010, respectively.  As of May 31, 2010, the Company was in compliance with all of the required bank covenants.

Bank Debt: Bank Credit Lines
At May 31, 2010, the Company also had a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provided for maximum borrowings of £4,000,000 (approximately $5,756,000), which incurred interest at the bank's base rate plus 1.55%.  The interest rate at May 31, 2010 was 2.05%.  The Company owed $2,278,000 and $3,071,000 at May 31, 2010 and February 28, 2010, respectively.

The Company has a bank credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,671,000) as of May 31, 2010, at the current prevailing interest rate (5.75% at May 31, 2010).  Borrowings under the Danish Credit Line were 5,401,000 ($964,000) and 6,146,000 Danish Kroner ($1,121,000) at May 31, 2010 and February 28, 2010, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At May 31, 2010, the Company had unused availability aggregating approximately $18,232,000 under all of its then-existing bank credit facilities.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

4.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	May 31, 2010	February 28, 2010

Commissions	$1,715,000	$2,089,000
Goods and services tax	835,000	752,000
Compensation and related benefits	2,108,000	969,000
Sales returns	803,000	739,000
Professional fees	321,000	332,000
Deferred rent	489,000	464,000
Other	3,100,000	2,351,000
Total	$9,371,000	$7,696,000

5.	NET INCOME (LOSS) PER SHARE:

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

	For the Three Months Ended
	May 31, 2010	May 31, 2009

NUMERATOR:
Net income (loss) attributed to Nu Horizons Electronics Corp.	$3,374,000	$(944,000)

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	18,132,392	18,088,010
Effect of dilutive stock options and restricted shares	135,492	-
Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,267,884	18,088,010
Net income (loss) per share:
Basic	$0.19	$(0.05)

Diluted	$0.18	$(0.05)

For the three months ended May 31, 2010 and 2009, the above calculation excludes 1,720,750 options and 263,543 restricted shares and 1,832,487 options and 371,157 restricted shares, respectively, as their effect was antidilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.	STOCK BASED COMPENSATION:

Stock Options
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

The following information relates to the stock option activity for the three months ended May 31, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2010	1,173,250	$7.42	4.2 years	$155,600
Granted	1,035,000	$2.20	9.9 years	$27,500
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2010	2,208,250	$5.62	6.8 years	$90,500
Exercisable at May 31, 2010	1,078,805	$7.75	3.6 years	$31,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2010.  This amount changes based on the fair market value of the Company’s common stock.

No options were exercised during the three months ended May 31, 2010 and 2009.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee of the Company's board of directors may grant shares of restricted stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period.  For the three-month periods ended May 31, 2010 and 2009, the Company recorded compensation expense aggregating $181,000 and $213,000, respectively, relating to the issuance of restricted stock.

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the three months ended May 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2010	432,216	$8.73
Granted	-	-
Vested	(34,624)	$10.29
Forfeited	(8,431)	$6.70
Non-vested shares at May 31, 2010	389,161	$8.64

As of May 31, 2010, there was total unrecognized compensation cost of $4,666,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 2.4 years.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

7.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Nu Horizons Electronics Corp. and its subsidiaries, both wholly- and majority-owned, are wholesale and export distributors of active electronic components and passive components and systems products throughout North America, Asia, Australia and Europe. The Company has two operating segments, consisting of active electronic components and passive components.

The active electronic components segment includes mainly commercial semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave, RF and fiber-optic components, transistors, diodes and systems products.  As part of the active electronic components segment, the Company also distributes systems from IBM Corporation, Oracle Corporation (formerly Sun Microsystems Inc.), and Alcatel-Lucent.  Passive components distributed by NIC and its majority-owned subsidiaries, principally to OEMs, contractors and other distributors globally, consist of a high technology line of surface mount and leaded components, including capacitors, resistors, inductors and circuit protection components.

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

Sales and operating income (loss), by segment, for the three months ended May 31, 2010 and 2009 are as follows:

	Three Months Ended
	May 31, 2010	May 31, 2009
Sales:
Active electronic components	$194,590,000	$139,198,000
Passive components	16,172,000	8,561,000
	$210,762,000	$147,759,000

	Three Months Ended
	May 31, 2010	May 31, 2009
Operating Income (loss)
Active electronic components	$4,819,000	$488,000
Passive components	1,253,000	(472,000)
Corporate	(897,000)	(671,000)
	$5,175,000	$(655,000)

Total assets, by segment, as of May 31, 2010 and February 28, 2010 are as follows:

	Three Months Ended
	May 31, 2010	February 28, 2010
Total assets
Active electronic components	$217,702,000	$231,408,000
Passive components	46,413,000	44,736,000
	$264,115,000	$276,144,000

The Company’s business is conducted in North America, Europe and Asia.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Revenues, by geographic area, for the three months ended May 31, 2010 and 2009 are as follows:

	Three Months Ended
	May 31, 2010	May 31, 2009
Revenue
North America	$113,911,000	$83,677,000
Europe	21,020,000	18,882,000
Asia	75,831,000	45,200,000
	$210,762,000	$147,759,000

Total assets, by geographic area, as of May 31, 2010 and February 28, 2010 are as follows:

	Three Months Ended
	May 31, 2010	February 28, 2010
Total Assets
North America	$155,438,000	$174,516,000
Europe	18,310,000	16,235,000
Asia	90,367,000	85,393,000
	$264,115,000	$276,144,000

The net book value of long-lived assets, by geographic area, as of May 31, 2010 and February 28, 2010 is as follows:

	Three Months Ended
	May 31, 2010	February 28, 2010
Long-lived assets
North America	$4,200,000	$4,378,000
Europe	237,000	269,000
Asia	283,000	277,000
	$4,720,000	$4,924,000

8.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss), as these amounts are recorded directly as an adjustment to equity.  Our comprehensive income (loss) primarily includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three months ended May 31, 2010 and 2009 is as follows:

	For the Three Months Ended
	May 31, 2010	May 31, 2009

Consolidated net income (loss)	$3,541,000	$(913,000)
Other comprehensive income	(215,000)	202,000
Consolidated comprehensive income (loss)	3,326,000	(711,000)
Comprehensive income attributed to noncontrolling interest	167,000	(31,000)
Comprehensive income (loss) attributable to Nu Horizons Electronics Corp.	$3,159,000	$(742,000)

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9.	SUBSEQUENT EVENTS:

New loan facility:
On June 28, 2010, the Company executed a new asset-based loan facility (the“ABL”) with three lenders. The credit facility established under the ABL provides for maximum borrowings of $80 million with an option to increase the facility to a maximum borrowing of $110 million under certain circumstances. Up to $60 million of the ABL is to be used to finance the Company’s United States (“U.S.”) operations, with the $20 million balance to be used to finance the Company’s United Kingdom (“U.K.”) and Asian operations.  Based on the asset-based formula, the Company is not able to borrow the maximum amount available under the ABL at all times.  The Company utilized the ABL to pay off and terminate its pre-existing U.S. Revolving Credit Line and U.K. Credit Line; $37.6 million was outstanding under the ABL as of the close of business on June 28, 2010.

The ABL provides for borrowings at variable interest rates utilizing an asset-based formula predicated on a percent of qualifying accounts receivable and inventory at any given month end and taking into account the excess credit availability under the ABL.  The Company is required to pay interest on any Base Rate loan outstanding monthly in arrears and is required to pay interest on each Eurodollar loan outstanding in arrears at the end of each applicable interest period.  For the purposes of the ABL, “Base Rate” shall mean the highest of i) the rate from time to time publicly announced by the lead lender, or its successors, as its “prime rate”, subject to each increase or decrease in such prime rate, effective as of the day any such change occurs, whether or not such announced rate is the best rate available at such bank, ii) the Federal Funds Rate from time to time plus one-half (.50%) percent, or iii) the three (3) month London Interbank Offered Rate plus one (1.00%) percent.  The margin applied to borrowings under the ABL is as follows:

Quarterly Average Consolidated Excess Availability	Applicable Eurodollar Rate Margin	Applicable Base Rate Margin
Less than $20,000,000	3.50%	1.75%

Less than $30,000,000 and greater than or equal to $20,000,000	3.25%	1.50%

Greater than or equal to $30,000,000	3.00%	1.25%

Deferred financing fees from the Revolving Credit Line and U.K. Credit Line at May 31, 2010 of $213,000 will be written off in the second quarter of fiscal year 2011.

Non-renewal of Distributor Relationship with Sun Microsystems:
Subsequent to the end of the quarter, Nu Horizons entered into discussions with Oracle Corporation (formerly Sun Microsystems Inc.), relating to the non-renewal of their supplier/distributor relationship following the acquisition of Sun Microsystems by Oracle Corporation.   Sun Microsystems product sales contributed 4.5% of Nu Horizons consolidated revenue in the first quarter of fiscal 2011. The date of such non-renewal is to be determined but is currently expected to be later this fiscal year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Horizons Electronics Corp.

We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. (the “Company”) as of May 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three month periods ended May 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 28, 2010, and the related consolidated statements of operations, equity, and cash flows for the year then ended (not presented herein) and in our report dated May 6, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Jericho, New York
July 8, 2010

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, "we," "us," "our," "Nu Horizons" or "the Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Item 1A – Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2010 and elsewhere in such Annual Report and from time to time in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the three-month periods ended May 31, 2010 and 2009, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 28, 2010.

Overview:

Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of OEMs of electronic products.

During the quarter ended May 31, 2010, the Company successfully completed the termination of its Xilinx distribution agreement.  All Xilinx inventories were sold to customers or returned to Xilinx for cash.  Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010 and 29% of total sales for the quarter ended May 31, 2010.  The Company believes that the termination of the Xilinx relationship will enable it to reallocate personnel to expand its line card and pursue new business opportunities.  In order to remain profitable without Xilinx, the Company will have to continue to increase sales in future quarters.

The Company operates in two product segments, active electronic components and passive components. The active electronic components segment includes semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiber optic components, transistors and diodes. As part of the active electronic components segment, the Company has distributed systems from IBM Corporation, Oracle Corporation (formerly Sun Microsystems Inc.) and Alcatel-Lucent.  Subsequent to the end of the quarter, Nu Horizons and Oracle entered into discussions relating to the non-renewal of their supplier/distributor relationship following the acquisition of Sun Microsystems by Oracle.   Sun Microsystems product sales contributed 4.5% of Nu Horizons consolidated revenue in the first quarter of fiscal 2011. In connection with the elimination of this business from the Company’s consolidated results at a time to be determined, but currently expected to be later this year, Nu Horizons intends to continue its strategy of concentrating on product lines with anticipated higher growth and higher profit margin contributions.

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

The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in North America, Europe and Asia.  In recent years, there has been a shift in production of electronic components to Asia due to lower cost.

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

The tables below provide a summary of sales by operating segment for active electronic components and passive components for the Company for the three months ended May 31, 2010 and 2009:

	Analysis of Sales
	Quarters Ended May 31,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Segment:
Active Electronic Components	$194,590,000	92%	$139,198,000	94%	40%
Passive Components	16,172,000	8%	8,561,000	6%	89%
	$210,762,000	100%	$147,759,000	100%

The following table sets forth, for the three-month periods ended May 31, 2010 and 2009, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended May 31
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	85.7	85.8
Gross profit	14.3	14.2
Selling, general and administrative expenses	11.8	14.7
Interest expense	0.3	0.3
Income (loss) before taxes and noncontrolling interest	2.2	(0.8)
Income tax provision (benefit)	0.5	(0.1)
Income (loss) after taxes, before noncontrolling interest	1.7	(0.7)
Noncontrolling interest	0.1	-
Net income (loss)	1.6	(0.7)

Results of Operations:

Three Months Ended May 31, 2010 compared to Three Months Ended May 31, 2009

Consolidated net sales for the three months ended May 31, 2010 were $210,762,000 as compared to $147,759,000 for the comparable period of the prior year, an increase of $63,003,000 or 43%.

Xilinx sales for the quarters ended May 31, 2010 and 2009 were $60,749,000 and $49,508,000, respectively.  Sales of active electronic components for the three months ended May 31, 2010, including sales of Xilinx products, were $194,590,000 as compared to $139,198,000 for the comparable period of the prior year, an increase of approximately $55,392,000 or 40%.  Sales of passive components for the three months ended May 31, 2010 were $16,172,000 compared to $8,561,000 for the three months ended May 31, 2009, an increase of $7,611,000 or 89%.  The current economy makes it difficult for management to estimate the Company’s overall sales volume and earnings for the remainder of fiscal 2011.

Consolidated gross margin was 14.2% for both quarters ended May 31, 2010 and 2009.  Gross profit margin on Xilinx products for the quarters ended May 31, 2010 and 2009 was 11.8% and 10.7%, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selling, general and administrative expenses increased $3,224,000 to $24,917,000 for the quarter ended May 31, 2010.  As a percentage of sales, selling, general and administrative expenses decreased to 11.8% for the quarter ended May 31, 2010 from 14.7% for the comparable prior year quarter.  The increase relates primarily to $2,662,000 in higher sales compensation, freight out, promotion and other sales-related items which increased primarily due to higher sales offset by foreign exchange income.  In addition, the Company paid approximately $562,000 severance related to a reduction in workforce.

Interest expense increased to $660,000 for the three months ended May 31, 2010 from $422,000 from the prior period primarily due to higher average borrowings compared to the prior period due to higher sales volume.

Income tax expense as a percentage of income before provision for income tax and noncontrolling interest ("effective tax rate") was a provision of 22% and a benefit of 15% for the three months ended May 31, 2010, and May 31, 2009, respectively.  The effective tax rate for the three months ended May 31, 2010 and May 31, 2009 is lower than the statutory rate of 35%, primarily due to foreign income earned at tax rates lower than the U.S. tax rate, partially offset by state and local income taxes and an increase in the valuation allowance for net operating losses.

Prior to the third quarter of fiscal 2010, the Company estimated its quarterly income taxes by applying an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision or benefit for each quarter. For the third and fourth quarters of fiscal 2010, the Company used an alternative method to calculate the effective tax rate since it is unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year. Under this alternative method, interim period income taxes are based on each discrete quarter's pre-tax income.  Due to the recent volatility and uncertainty in the current economic market, the Company continued to apply the alternative method to compute income taxes expense in the first quarter of fiscal 2011.

Net income for the three months ended May 31, 2010 was $3,374,000 or $.18 per diluted share as compared to net loss of $944,000 or $0.05 per share for the three months ended May 31, 2009.

Liquidity and Capital Resources:

The Company's current ratio (current assets divided by current liabilities) was 4.1:1 at May 31, 2010.  Working Capital was $190,327,000 at May 31, 2010 as compared to $170,996,000 at February 28, 2010.

Bank Debt: Revolving Credit Lines
On June 28, 2010, the Company executed a new asset-based loan facility (the “ABL”) with three lenders. The credit facility established under the ABL provides for maximum borrowings of $80 million with an option to increase the facility to a maximum borrowing of $110 million under certain circumstances. Up to $60 million of the ABL is to be used to finance the Company’s United States (“U.S.”) operations, with the $20 million balance to be used to finance the Company’s United Kingdom (“U.K.”) and Asian operations.  Based on the asset-based formula, the Company is not able to borrow the maximum amount available under the ABL at all times. The Company  utilized the ABL to pay off and terminate its pre-existing U.S. Revolving Credit Line and U.K. Credit Line; $37.6 million was outstanding under the ABL as of the close of business on June 28, 2010.

The ABL provides for borrowings at variable interest rates utilizing an asset-based formula predicated on a percent of qualifying accounts receivable and inventory at any given month end and taking into account the excess credit availability under the ABL.  The Company is required to pay interest on any Base Rate loan outstanding monthly in arrears and is required to pay interest on any each Eurodollar loan outstanding in arrears at the end of each applicable interest period.  For the purposes of the ABL, “Base Rate” shall mean the highest of i) the rate from time to time publicly announced by the lead lender, or its successors, as its “prime rate”, subject to each increase or decrease in such prime rate, effective as of the day any such change occurs, whether or not such announced rate is the best rate available at such bank, ii) the Federal Funds Rate from time to time plus one-half (.50%) percent, or iii) the three (3) month London Interbank Offered Rate plus one (1.00%) percent.  The margin applied to borrowings under the ABL is as follows:

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Average Consolidated Excess Availability	Applicable Eurodollar Rate Margin	Applicable Base Rate Margin
Less than $20,000,000	3.50%	1.75%

Less than $30,000,000 and greater than or equal to $20,000,000	3.25%	1.50%

Greater than or equal to $30,000,000	3.00%	1.25%

Deferred financing fees from the Revolving Credit Line and U.K. Credit Line at May 31, 2010 of $213,000 will be written off in the second quarter of fiscal year 2011.

At May 31, 2010, the Company had a secured revolving line of credit agreement with eight banks, which provided for maximum borrowings of $120,000,000 (the "Revolving Credit Line").  The Revolving Credit Line provided for borrowings utilizing an asset-based formula predicated on a certain percentage of outstanding domestic accounts receivable and inventory levels at any given month-end.  Based on the asset-based formula, the Company was not able to borrow the maximum amount available under its Revolving Credit Line at all times.  Borrowings under the Revolving Credit Line incurred interest at either (i) the lead bank’s prime rate plus 1.7% or (ii) LIBOR plus 3.5%, at the option of the Company, through September 30, 2011, the due date of the loan.  The interest rate at May 31, 2010 was 5.0%.   Direct borrowings under the Revolving Credit Line were $50,250,000 and $35,000,000 at May 31, 2010 and February 28, 2010, respectively.  As of May 31, 2010, the Company was in compliance with all of the required bank covenants.

At May 31, 2010, the Company also had a receivable financing agreement with a bank in England (the "U.K. Credit Line") which provided for maximum borrowings of £4,000,000 (approximately $5,756,000) at May 31, 2010, which incurred interest at the bank's base rate plus 1.55%.  The interest rate at May 31, 2010 was 2.8%.  The Company owed $2,278,000 and $3,071,000 at May 31, 2010 and February 28, 2010, respectively.

The Company has a bank credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,671,000) as of May 31, 2010, at the current prevailing interest rate (5.875% at May 31, 2010).  Borrowings under the Danish Credit Line were 5,401,000 ($964,000) and 6,146,000 Danish Kroner ($1,121,000) at May 31, 2010 and February 28, 2010, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At May 31, 2010, the Company had unused availability aggregating approximately $18,232,000 under all of its then-existing bank credit facilities.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned bank agreements will be sufficient to finance its operations for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of May 31, 2010, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates:

There have been no changes in our critical accounting policies from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended February 28, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:
All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s prior and current credit facilities bear interest based on fluctuating interest rates.  The interest rate under its Revolving Credit Line was tied to the prime or LIBOR rate, under the U.K. Credit Line was tied to the bank's base rate and under the Danish Credit Line is tied to the prevailing rate; all of these interest rates may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $117,000 for the three months ended May 31, 2010 and $83,000 for the three months ended May 31, 2009.  On June 28, 2010, the Revolving Credit Line and the U.K. Credit Line were terminated and replaced by the ABL.  The interest rate under the ABL is tied to the prime, Federal Funds or LIBOR rate, which also fluctuate over time based on economic conditions.  As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.  The Company has not entered into any instruments, such as interest rate swaps, to mitigate its interest rate risk.

Foreign Currency Exchange Rate Risk:
The Company has foreign subsidiaries in Asia, the United Kingdom, Germany, Denmark, Canada and Mexico.  The Company does business in more than one dozen countries and, during the quarter ended May 31, 2010, generated approximately 46% of its revenues from outside the United States.  The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $108,677,000 and $101,628,000 at May 31, 2010 and February 28, 2010, respectively, translated into U.S. dollars at the closing exchange rates on such dates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates.  The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarters ended May 31, 2010 or 2009.  These risks could have a material impact on the Company’s results in future periods.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

Industry Risk:
The electronic component industry is cyclical, which can cause significant fluctuations in sales, gross profit margins and profits, from year to year.  For example, during calendar 2001, the industry experienced a severe decline in the demand for electronic components, which caused sales to decrease by 56%.  The prior year reflected a 74% increase in net sales.  In the last five fiscal years, sales have grown from $499,515,000 in fiscal 2006 to $750,954,000 in fiscal 2009 and decreased to $670,727,000 in fiscal 2010.  It is difficult to predict the timing of the changing cycles in the electronic components industry.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report.  Based on this evaluation, our CEO and CFO concluded that as of May 31, 2010 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports it files or submits under the Exchange Act have been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	Amended and Restated By-laws, as amended (Incorporated by Reference to Exhibit 3.1 to Form 8-K dated April 28, 2010).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Compensation of Non-Employee Directors.

10.2	Transition Agreement between Arthur Nadata and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated April 28, 2010).

10.3	Third Amendment to Employment Agreement between Arthur Nadata and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated April 28, 2010).

10.4	Third Amendment to Employment Agreement between Richard Schuster and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.6 to Form 8-K/A dated April 28, 2010).

10.5	Employment Agreement between Martin Kent and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 28, 2010).

10.6	Option Agreement between Martin Kent and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 28, 2010).

10.7	Option Agreement between Arthur Nadata and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated April 28, 2010).

10.8	Amendment to Nu Horizons Executive Retirement Plan dated April 28, 2010 (Incorporated by reference to Exhibit 10.7 to Form 8-K dated April 28, 2010).

10.9	Waiver to Credit Agreement dated as of May 4, 2010 (Incorporated by reference to Exhibit 10.48 to Form 10-K for year ended February 28, 2010).

10.10
Loan and Security Agreement dated June 28, 2010, by and among Nu Horizons Electronics Corp., a Delaware corporation, NIC Components Corp., Nu Horizons International Corp., Razor Electronics, Inc., Titan Supply Chain Services Corp., Nu Horizons Electronics Limited, NIC Components Europe Limited, Nu Horizons Electronics Asia Pte Ltd, NIC Components Asia Pte Ltd, Titan Supply Chain Services Pte Ltd, Nu Horizons Electronics Europe Limited, Titan Supply Chain Services Limited, NuXchange B2B Services, Inc., and Wachovia Capital Finance Corporation (New England), HSBC Business Credit (USA) Inc. and Capital One Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 28, 2010).

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

Nu Horizons Electronics Corp.
Registrant

Date: July 8, 2010	/s/ Martin Kent
Martin Kent
President and Chief Executive Officer

Date: July 8, 2010	/s/ Kurt Freudenberg
Kurt Freudenberg
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

3.1	Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

3.2	Amended and Restated By-laws, as amended (Incorporated by Reference to Exhibit 3.1 to Form 8-K dated April 28, 2010).

4.1	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 2-89176).

*10.1	Compensation of Non-Employee Directors.

10.2	Transition Agreement between Arthur Nadata and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated April 28, 2010).

10.3	Third Amendment to Employment Agreement between Arthur Nadata and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated April 28, 2010).

10.4	Third Amendment to Employment Agreement between Richard Schuster and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.6 to Form 8-K/A dated April 28, 2010).

10.5	Employment Agreement between Martin Kent and the Company dated April 28, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 28, 2010).

10.6	Option Agreement between Martin Kent and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 28, 2010).

10.7	Option Agreement between Arthur Nadata and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated April 28, 2010).

10.8	Amendment to Nu Horizons Executive Retirement Plan dated April 28, 2010 (Incorporated by reference to Exhibit 10.7 to Form 8-K dated April 28, 2010).

10.9	Waiver to Credit Agreement dated as of May 4, 2010 (Incorporated by reference to Exhibit 10.48 to Form 10-K for year ended February 28, 2010).

10.10
Loan and Security Agreement dated June 28, 2010, by and among Nu Horizons Electronics Corp., a Delaware corporation, NIC Components Corp., Nu Horizons International Corp., Razor Electronics, Inc., Titan Supply Chain Services Corp., Nu Horizons Electronics Limited, NIC Components Europe Limited, Nu Horizons Electronics Asia Pte Ltd, NIC Components Asia Pte Ltd, Titan Supply Chain Services Pte Ltd, Nu Horizons Electronics Europe Limited, Titan Supply Chain Services Limited, NuXchange B2B Services, Inc., and Wachovia Capital Finance Corporation (New England), HSBC Business Credit (USA) Inc. and Capital One Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 28, 2010).

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