Form 10-Q
period 2010-08-31
NU HORIZONS ELECTRONICS CORP
filed 2010-10-07
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check	Smaller reporting company ☐
if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of :

Common Stock – Par Value $.0066	18,525,911
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Condensed Statements of Operations (unaudited) -
	Three and Six Months Ended August 31, 2010 and 2009	3.

	Consolidated Condensed Balance Sheets -
	August 31, 2010 (unaudited) and February 28, 2010	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) -
	Six Months Ended August 31, 2010 and 2009	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-13.

	Report of Independent Registered Public Accounting Firm	14.

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	15.-20.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20.

Item 4.	Controls and Procedures.	21.

PART II.	OTHER INFORMATION	22.

Item 1.	Legal Proceedings.	22.

Item 1A.	Risk Factors.	22.-23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23.

Item 3.	Defaults Upon Senior Securities.	23.

Item 4.	Removed and Reserved.	23.

Item 5.	Other Information.	23.

Item 6.	Exhibits.	24.

SIGNATURES		25.

EXHIBIT INDEX		26.

CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009

NET SALES	$164,130,000	$156,600,000	$374,892,000	$304,360,000

COSTS AND EXPENSES:
Cost of sales	138,189,000	134,125,000	318,859,000	260,846,000
Selling, general and administrative expenses	23,239,000	22,852,000	48,156,000	44,545,000
	161,428,000	156,977,000	367,015,000	305,391,000

OPERATING INCOME (LOSS)	2,702,000	(377,000)	7,877,000	(1,031,000)

OTHER EXPENSE (INCOME)
Interest expense	853,000	270,000	1,513,000	693,000
Interest income	(71,000)	(7,000)	(83,000)	(10,000)
	782,000	263,000	1,430,000	683,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NONCONTROLLING INTEREST	1,920,000	(640,000)	6,447,000	(1,714,000)

Provision (benefit) for income taxes	611,000	(1,253,000)	1,597,000	(1,414,000)

CONSOLIDATED NET INCOME (LOSS)	1,309,000	613,000	4,850,000	(300,000)

Net income attributable to noncontrolling interest	153,000	70,000	320,000	101,000

NET INCOME (LOSS) ATTRIBUTED TO NU HORIZONS ELECTRONICS CORP.	$1,156,000	$543,000	$4,530,000	$(401,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO NU HORIZONS ELECTRONICS CORP.

Basic	$.06	$.03	$.25	$(.02)

Diluted	$.06	$.03	$.25	$(.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,147,113	18,103,244	18,139,793	18,095,668
Diluted	18,299,469	18,156,640	18,283,177	18,095,668

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2010	February 28, 2010
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$20,508,000	$6,632,000
Accounts receivable – net of allowance for doubtful accounts of $3,133,000 and $3,659,000 as of August 31, 2010 and February 28, 2010, respectively	112,774,000	131,883,000
Inventories	105,880,000	117,377,000
Deferred tax asset	375,000	434,000
Prepaid expenses and other current assets	3,986,000	7,095,000
TOTAL CURRENT ASSETS	243,523,000	263,421,000

PROPERTY, PLANT AND EQUIPMENT – NET	4,510,000	4,924,000

OTHER ASSETS:
Goodwill	2,308,000	2,308,000
Intangibles – net	3,235,000	3,404,000
Other assets	2,126,000	2,087,000

TOTAL ASSETS	$255,702,000	$276,144,000

- LIABILITIES AND EQUITY -
CURRENT LIABILITIES:
Accounts payable	$57,494,000	$78,791,000
Accrued expenses	9,102,000	7,696,000
Bank debt	135,000	4,192,000
Income taxes payable	2,328,000	1,746,000
TOTAL CURRENT LIABILITIES	69,059,000	92,425,000

LONG TERM LIABILITIES
Bank debt	32,218,000	35,000,000
Other long term liabilities	3,514,000	3,355,000
TOTAL LONG TERM LIABILITIES	35,732,000	38,355,000

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,512,982 and 18,549,305 shares issued and outstanding as of August 31, 2010 and February 28, 2010, respectively	122,000	122,000
Additional paid-in capital	58,085,000	57,227,000
Retained earnings	89,619,000	85,089,000
Other accumulated comprehensive income	80,000	240,000
Total Nu Horizons stockholders' equity	147,906,000	142,678,000
Noncontrolling interest	3,005,000	2,686,000
TOTAL EQUITY	150,911,000	145,364,000

TOTAL LIABILITIES AND EQUITY	$255,702,000	$276,144,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	August 31, 2010	August 31, 2009
INCREASE IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$394,191,000	$310,056,000
Cash paid to suppliers and employees	(370,798,000)	(290,482,000)
Interest received	83,000	10,000
Interest paid	(1,441,000)	(712,000)
Income taxes paid	(1,028,000)	(543,000)
Net cash provided by operating activities	21,007,000	18,329,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(198,000)	(811,000)
Net cash used in investing activities	(198,000)	(811,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines and bank credit lines	166,140,000	95,998,000
Repayments under revolving credit lines and bank credit lines	(172,978,000)	(99,241,000)
Net cash used by financing activities	(6,838,000)	(3,243,000)

EFFECT OF EXCHANGE RATE CHANGE	(95,000)	(22,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,876,000	14,253,000

Cash and cash equivalents, beginning of year	6,632,000	4,793,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,508,000	$19,046,000

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

CONSOLIDATED NET INCOME (LOSS)	4,850,000	$(300,000)
Adjustments:
Depreciation and amortization	778,000	1,029,000
Bad debt reserve	(379,000)	(75,000)
Deferred income tax	59,000	(1,852,000)
Stock based compensation	858,000	551,000
Other long term liabilities	159,000	349,000
Changes in assets and liabilities:
Accounts receivable	19,299,000	5,696,000
Inventories	11,497,000	21,960,000
Prepaid expenses and other current assets	3,121,000	(757,000)
Other assets	(118,000)	947,000
Accounts payable and accrued expenses	(18,089,000)	(8,676,000)
Income taxes	(1,028,000)	(543,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$21,007,000	$18,329,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pty Ltd ("NUZ"), Razor Electronics Asia Private Limited ("RAA"), Nu Horizons Electronics NZ Limited ("NUN"), Nu Horizons Electronics GmbH ("NUD"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Europe Limited ("NUE"), Nu Horizons Electronics AS ("NOD", formerly known as C-88 ("C-88")), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), Nu Horizons Electronics Hong Kong Ltd. ("NUO"), NUH Electronics India Private Limited ("NUY"), Nu Horizons Electronics Mexico, S.A. de C.V. ("NUM"), Nu Horizons Electronics Services Mexico, S.A. de C.V. ("NSM") and Nu Horizons Electronics Limited ("NUL") and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA") contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2010 and February 28, 2010 and the results of its operations and cash flows for the six-month periods ended August 31, 2010, and 2009.

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

The results of operations for the six-month period ended August 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Prior to the third quarter of fiscal 2010, the Company’s quarterly tax provision for (benefit from) income taxes was measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.  For the third and fourth quarters of fiscal 2010, the Company used an alternative method to calculate the effective tax rate since it was unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year.  Under this alternative method, interim period income taxes are based on each quarter's discrete pre-tax income.  Due to the uncertainty in the current economic market, the Company continued to apply the alternative method to compute income tax expense in the first half of fiscal 2011.

On September 20, 2010, the Company announced the signing of a definitive agreement providing for the acquisition of Nu Horizons Electronics Corp. by Arrow Electronics, Inc. in an all-cash transaction (the “Merger”) in which the Company's stockholders will receive $7.00 for each share of the Company's common stock.  The transaction is subject to the approval of the Company's stockholders, as well as customary conditions and regulatory approval.  The Company expects this transaction to close in the fourth quarter of calendar year 2010.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

B.	Termination of Xilinx Distribution Agreement:

On March 1, 2010, the Company announced that Xilinx had formally notified the Company of its intention to terminate its distribution agreement with the Company.  The termination was effective on June 5, 2010.  Pursuant to the terms of the distribution agreement, the Company returned all unsold Xilinx inventory to Xilinx, at Xilinx’s expense, for a full refund of the original purchase price. Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010 and 17% of total sales for the six months ended August 31, 2010.

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

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which are recorded at cost, consist of the following:

	August 31, 2010	February 28, 2010

Furniture, fixtures and equipment	$10,787,000	$11,092,000
Computer equipment	9,824,000	9,744,000
Leasehold improvements	1,605,000	1,517,000
	22,216,000	22,353,000
Less: Accumulated depreciation and amortization	(17,706,000)	(17,429,000)
	$4,510,000	$4,924,000

Depreciation expense for the three months ended August 31, 2010 and 2009 was $311,000 and $397,000, respectively.
Depreciation expense for the six months ended August 31, 2010 and 2009 was $615,000 and $860,000, respectively.

3.	DEBT:

Bank Debt: Bank Credit Lines
On June 28, 2010, the Company executed a new asset-based loan facility (the "ABL") with three lenders. The credit facility established under the ABL provides for maximum borrowings of $80 million with an option to increase the facility to a maximum borrowing of $110 million under certain circumstances. Up to $60 million of the ABL is to be used to finance the Company’s United States (“U.S.”) operations, with the $20 million balance to be used to finance the Company’s United Kingdom (“U.K.”) and Asian operations.  Based on the asset-based formula the Company may only borrow the consolidated excess available net of non qualifying inventories’ and receivables. The Company utilized the ABL to pay off and terminate its pre-existing U.S. Revolving Credit Line, consisting of a $120 million secured revolving line of credit, and U.K. Credit Line, consisting of a £4 million receivable financing agreement.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The ABL provides for borrowings at variable interest rates utilizing an asset-based formula predicated on a percent of qualifying accounts receivable and inventory at any given month end and taking into account the excess credit availability under the ABL.  The Company may also borrow under the ABL by utilizing London Interbank Notes (“Libor Notes”). At August 31, 2010 the Company had outstanding approximately $10.0 million in Libor Notes. The Company is required to pay interest on any Base Rate loan outstanding monthly in arrears and is required to pay interest on each Eurodollar loan outstanding in arrears at the end of each applicable interest period.  For the purposes of the ABL, “Base Rate” shall mean the highest of  (i) the rate from time to time publicly announced by the lead lender, or its successors, as its “prime rate”, subject to each increase or decrease in such prime rate, effective as of the day any such change occurs, whether or not such announced rate is the best rate available at such bank, (ii) the Federal Funds Rate from time to time plus one-half (.50%) percent, or (iii) the three (3) month London Interbank Offered Rate plus one (1.00%) percent.  The margin applied to borrowings under the ABL is as follows:

Quarterly Average Consolidated Excess Availability under the ABL	Applicable Eurodollar Rate Margin	Applicable Base Rate Margin
Less than $20,000,000	3.50%	1.75%

Less than $30,000,000 and greater than or equal to $20,000,000	3.25%	1.50%

Greater than or equal to $30,000,000	3.00%	1.25%

The blended interest rate at August 31, 2010 was 4.12%. Direct borrowings under the ABL were $32,218,000 at August 31, 2010.

The Company has a bank credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,725,000) as of August 31, 2010, at the current prevailing interest rate 5.84%.  Borrowings under the Danish Credit Line were 795,000 ($136,000) and 6,146,000 Danish Kroner ($1,121,000) at August 31, 2010 and February 28, 2010, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At August 31, 2010, the Company had excess availability aggregating approximately $40,112,000 under all of its bank credit facilities.

We incurred interest expense on our borrowings under our credit facilities of $412,000 and $778,000 during the three and six months ended August 31, 2010, respectively, and $221,000 and $514,000 during the three and six months ended August 31, 2009, respectively.  We also recorded amortization of our deferred debt issuance costs of $333,000 and $374,000, reported within interest expense, during the three and six months ended August 31, 2010, respectively, inclusive of a $268,000 write-off associated with the ABL refinancing.

4. ACCRUED EXPENSES:

Accrued expenses consist of the following:

	August 31, 2010	February 28, 2010

Commissions	$1,919,000	$2,089,000
Goods and services tax	1,352,000	752,000
Compensation and related benefits	1,669,000	969,000
Sales returns	831,000	739,000
Professional fees	853,000	332,000
Deferred rent	518,000	464,000
Other	1,960,000	2,351,000
Total	$9,102,000	$7,696,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

5.	NET INCOME (LOSS) PER SHARE:

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

	For the Three Months Ended		For the Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009

NUMERATOR:
Net income (loss) attributed to Nu Horizons Electronics Corp.	$1,156,000	$543,000	$4,530,000		$(401,000)

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	18,147,113	18,103,244	18,139,793		18,095,668
Effect of dilutive stock options and restricted shares	152,356	53,396	143,384		-
Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,299,469	18,156,640	18,283,177		18,095,668
Net income (loss) per share:
Basic	$0.06	$0.03	$.25		$(0.02)

Diluted	$0.06	$0.03	$.25	$	(0.02)

For the three months ended August 31, 2010 and 2009, the above calculation excludes 2,213,250 options and 240,372 restricted shares and 1,383,000 options and 313,026 restricted shares, respectively, as their effect was antidilutive.  For the six months ended August 31, 2010 and 2009, the above calculation excludes 1,695,750 options and 261,900 restricted shares, and 1,383,000 options and 354,490 restricted shares, respectively, as their effect was antidilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6.	STOCK BASED COMPENSATION:

Stock Options
Stock options granted to date under each of the Company’s 2000 Stock Option Plans, 2000 Key Employee Stock Option Plan and 2002 Key Employee Stock Incentive Plan generally expire ten years after the date of grant and become exercisable in four equal annual installments commencing one year from date of grant.  Stock options granted under the Company’s 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal installments beginning on the date of grant and on the succeeding two anniversaries thereof.  In addition, options to purchase 360,000 shares were granted outside of any Company stock option plan.  Such options have a term of ten years and become exercisable in four equal annual installments commencing one year from date of grant.

The following information relates to the stock option activity for the six months ended August 31, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2010	1,173,250	$7.42	4.2 years	$155,600
Granted	1,125,000	3.56	9.7 years	-
Exercised	-	-	-
Forfeited	(10,000)	8.16	-
Outstanding at August 31, 2010	2,288,250	$5.52	6.7 years	$59,150
Exercisable at August 31, 2010	1,239,636	$7.21	4.1 years	$29,575

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2010.  This amount changes based on the fair market value of the Company’s common stock.  For the six-month period ended August 31, 2010 and 2009, the Company recorded compensation expense aggregating approximately $497,000 and $124,000, respectively relating to the issuance of stock options.

No options were exercised during the six months ended August 31, 2010 and 2009.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee of the Company's board of directors may grant shares of restricted stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period.  For the six-month periods ended August 31, 2010 and 2009, the Company recorded compensation expense aggregating $361,000 and $427,000, respectively, relating to the issuance of restricted stock.

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the six months ended August 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2010	432,216	$8.73
Granted	-	-
Vested	(55,084)	$8.37
Forfeited	(9,003)	$7.01
Non-vested shares at August 31, 2010	368,129	$8.83

As of August 31, 2010, there was total unrecognized compensation cost of $4,373,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 2.6 years.

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

Sales and operating income (loss), by segment, for the three and six months ended August 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
Sales:	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Active electronic components	$146,542,000	$146,146,000	$341,131,000	$285,345,000
Passive components	17,588,000	10,454,000	33,761,000	19,015,000
	$164,130,000	$156,600,000	$374,892,000	$304,360,000

	Three Months Ended		Six Months Ended
Operating income (loss):	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Active electronic components	$2,481,000	$334,000	$8,050,000	$978,000
Passive components	1,920,000	236,000	3,173,000	(237,000)
Corporate	(1,699,000)	(947,000)	(3,346,000)	(1,772,000)
	$2,702,000	$(377,000)	$7,877,000	$(1,031,000)

Total assets, by segment, as of August 31, 2010 and February 28, 2010 are as follows:

	August 31, 2010	February 28, 2010
Total assets
Active electronic components	$206,290,000	$231,408,000
Passive components	49,412,000	44,736,000
	$255,702,000	$276,144,000

The Company’s business is conducted in North America, Europe and Asia/Pacific.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Revenues, by geographic area, for the three and six months ended August 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
Revenue:	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
North America	$87,086,000	$93,596,000	$200,997,000	$177,273,000
Europe	16,235,000	15,803,000	37,255,000	34,686,000
Asia Pacific	60,809,000	47,201,000	136,640,000	92,401,000
	$164,130,000	$156,600,000	$374,892,000	$304,360,000

Total assets, by geographic area, as of August 31, 2010 and February 28, 2010 are as follows:

	August 31, 2010	February 28, 2010
Total assets
North America	$150,587,000	$174,516,000
Europe	13,371,000	16,235,000
Asia/Pacific	91,744,000	85,393,000
	$255,702,000	$276,144,000

The net book value of long-lived assets, by geographic area, as of August 31, 2010 and February 28, 2010 is as follows:

	August 31, 2010	February 28, 2010
Long –lived assets
North America	$4,012,000	$4,378,000
Europe	199,000	269,000
Asia/Pacific	299,000	277,000
	$4,510,000	$4,924,000

8.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders' equity.  Our comprehensive income (loss) primarily includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and six months ended August 31, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009

Consolidated net income (loss)	$1,309,000	$613,000	$4,850,000	$(300,000)
Other comprehensive (loss) income	55,000	(115,000)	(160,000)	87,000
Consolidated comprehensive income (loss)	1,364,000	498,000	4,690,000	(213,000)
Less: Comprehensive income attributed to noncontrolling interest	153,000	70,000	320,000	101,000
Comprehensive income (loss) attributed to Nu Horizons Electronics Corp.	$1,211,000	$428,000	$4,370,000	$(314,000)

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9.	SUBSEQUENT EVENTS:

On September 20, 2010, the Company announced the signing of a definitive agreement providing for the acquisition of Nu Horizons Electronics Corp. by Arrow Electronics, Inc. in an all-cash transaction in which the Company's stockholders will receive $7.00 for each share of the Company's common stock.  The transaction is subject to the approval of the Company's stockholders, as well as customary conditions and regulatory approval.  The Company currently expects this transaction to close in the fourth quarter of fiscal year 2011.

After the announcement of our proposed Merger with Arrow on September 20, 2010, four class action lawsuits were filed against the Company, its directors, Arrow Electronics, Inc. and a wholly-owned subsidiary of Arrow.  All of the lawsuits were filed in New York State Supreme Court in Suffolk County.  Generally, the lawsuits allege breaches of fiduciary duty by the individual defendants and aiding and abetting in such breaches by the Company, and seek to enjoin or rescind the Merger as well as to recover unspecified damages and costs.  The Company intends to defend against each lawsuit vigorously.  In addition, four law firms have announced that they are investigating whether our directors breached their fiduciary duty in connection with the determination to enter into the Merger Agreement.

On September 14, 2010, the Company entered into a Settlement Agreement with its former independent registered public accounting firm and certain former partners of that firm. Pursuant to the Settlement Agreement, $1.9 million was paid to the Company, on October 4, 2010, upon which payment both parties released one another from claims related to the arbitration proceeding commenced by the Company.  This income will be recorded by the Company during the three months ending November 30, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Horizons Electronics Corp.

We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. (the "Company") as of August 31, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management.

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
October 7, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, "we," "us," "our," "Nu Horizons" or "the Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Item 1A – Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2010 and elsewhere in such Annual Report and from time to time in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to the risk that the acquisition of the Company by Arrow Electronics, Inc. does not close, including the risk that the requisite stockholder and regulatory approvals may not be obtained; the level of business and consumer spending for electronic products; the competitive environment within the electronics industry; the ability of the Company to expand its operations; the financial strength of the Company's customers and suppliers; the cyclical nature of the distributor industry; pricing and gross margin pressures; loss of key customers; the ability to control of costs and expenses; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002); and risks involving governmental regulation.  Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the six-month periods ended August 31, 2010 and 2009, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 28, 2010.

Overview:

Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of OEMs of electronic products.

 On September 20, 2010, the Company announced the signing of a definitive agreement providing for the acquisition of Nu Horizons by Arrow Electronics, Inc. (NYSE: ARW) (the “Merger”).  Under the terms of the agreement, which has been approved by both boards of directors, Nu Horizons stockholders will receive $7.00 per share in cash for Nu Horizons common stock.  The transaction is subject to certain conditions, including, among others, (1) approval of the principal terms of the Merger by the Company’s stockholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, (3) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Arrow and the Company, respectively, and compliance by Arrow and the Company with their respective obligations under the Merger Agreement, (4) the absence of any Material Adverse Effect (as defined in the Merger Agreement) and (5) the delivery of certain required consents.  The companies expect the transaction to close in the fourth quarter of fiscal 2011.

During the quarter ended May 31, 2010, the Company successfully completed the termination of its Xilinx distribution agreement.  All Xilinx inventories were sold to customers or returned to Xilinx for cash.  Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010 and 17% of total sales for the six-month period ended August 31, 2010.  In order to remain profitable without Xilinx, the Company will have to continue to increase sales in future quarters. During the fiscal quarter, the Company and Oracle Corporation entered into discussions relating to the non-renewal of their supplier/distributor relationship following the acquisition of Sun Microsystems by Oracle Corporation. Sun Microsystems product sales contributed 4.1% of Nu Horizons consolidated revenue in the first quarter of fiscal 2011. During the quarter ended August 31, 2010, it was agreed that the termination will be effective November 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in two product segments, active electronic components and passive components. The active electronic components segment includes semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiber optic components, transistors and diodes. As part of the active electronic components segment, the Company has distributed systems from IBM Corporation, Oracle Corporation (formerly Sun Microsystems Inc.) and Alcatel-Lucent.  The Company and Oracle have agreed to terminate their supplier/distributor relationship effective November 30, 2010.   Sun Microsystems product sales contributed 4% of Nu Horizons consolidated revenue in the six-month period ended August 31, 2010. In connection with the elimination of this business from the Company’s consolidated results effective November 30, 2010, Nu Horizons intends to continue its strategy of concentrating on product lines with anticipated higher growth and higher profit margin contributions.

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

The Company operates in North America, Europe and Asia/Pacific.  In recent years, there has been a shift in production of electronic components to Asia due to lower cost.

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

The tables below provide a summary of sales by operating segment for active electronic components and passive components for the Company for the three and six months ended August 31, 2010 and 2009:

Analysis of Sales by Segment

	Quarters Ended August 31,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Segment:
Active Electronic Components	$146,542,000	89.3%	$146,146,000	93.3%	.3%
Passive Components	17,588,000	10.7%	10,454,000	6.7%	68.2%
	$164,130,000	100.0%	$156,600,000	100.0%	4.8%

Analysis of Sales by Segment

	Six Months Ended August 31,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Segment:
Active Electronic Components	$341,131,000	91.0%	$285,345,000	93.8%	19.6%
Passive Components	33,761,000	9.0%	19,015,000	6.2%	77.5%
	$374,892,000	100.0%	$304,360,000	100.0%	23.2%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The tables below provide a summary of sales by geographic area for the Company for the three and six months ended August 31, 2010 and 2009:

Analysis of Sales by Geography
	Quarters Ended August 31,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Geography:
North America	$87,086,000	53.1%	$93,596,000	59.8%	(7.0)%
Asia	60,809,000	37.0%	47,201,000	30.1%	28.8%
Europe	16,235,000	9.9%	15,803,000	10.1%	2.7%
	$164,130,000	100%	$156,600,000	100%	4.8%

Analysis of Sales by Geography
	Six Months Ended August 31,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Geography:
North America	$200,997,000	53.6%	$177,273,000	58.2%	13.4%
Asia	136,640,000	36.5%	92,401,000	30.4%	47.9%
Europe	37,255,000	9.9%	34,686,000	11.4%	7.4%
	$374,892,000	100%	$304,360,000	100%	23.2%

The following table sets forth, for the three- and six-month periods ended August 31, 2010 and 2009, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended August 31		Six Months Ended August 31
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.2	85.6	85.1	85.7
Gross profit	15.8	14.4	14.9	14.3
Selling, general and administrative expenses	14.2	14.6	12.8	14.6
Interest expense	0.5	0.2	0.4	0.2
Net income (loss)	0.7	0.3	1.2	(0.1)

Prior to the third quarter of fiscal 2010, the Company’s quarterly tax provision for (benefit from) income taxes was measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.  For the third and fourth quarters of fiscal 2010, the Company used an alternative method to calculate the effective tax rate since it was unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year.  Under this alternative method, interim period income taxes are based on each quarters’ discrete pre-tax income.  Due to the uncertainty in the current economic market, the Company continued to apply the alternative method to compute income tax expense in the first half of fiscal 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Three Months Ended August 31, 2010 compared to Three Months Ended August 31, 2009

Consolidated net sales for the three months ended August 31, 2010 were $164,130,000 as compared to $156,600,000 for the comparable period of the prior year, an increase of $7,530,000 or 4.8%.

Excluding Xilinx product sales, active electronic component sales were $144,872,000 for the three months ended August 31, 2010 as compared to $96,557,000 for the comparable period of the prior year, an increase of approximately $48,315,000 or 50.0%.  Passive components sales for the three months ended August 31, 2010 were $17,588,000 compared to $10,454,000 for the three months ended August 31, 2009, an increase of $7,135,000 or 68.2%.

Consolidated gross margin was 15.8% for the three months ended August 31, 2010 as compared to 14.4% for the comparable period of the prior year.

Selling, general and administrative expenses increased $387,000 to $23,239,000 for the quarter ended August 31, 2010.  The increase relates primarily to an increase in selling expenses of $468,000 as a result of higher sales and a net decrease in general and administrative expenses of $81,000 primarily associated with higher professional fees offset by lower provision for doubtful accounts.  As a percentage of sales, selling, general and administrative expenses decreased to 14.2% for the quarter ended August 31, 2010 from 14.6% for the comparable prior year quarter.

Net interest expense increased to $782,000 for the three months ended August 31, 2010 from $263,000 from the prior period primarily due to the write-off of approximately $268,000 of unamortized deferred financing costs as a result of the new asset-based loan facility and higher debt levels and rates.

For the three months ended August 31, 2010, the Company recorded an income tax provision of $611,000, primarily due to tax on income earned by foreign subsidiaries and state and local income taxes, with no tax benefit taken on any net operating losses. For the three months ended August 31, 2009, the Company recorded an income tax benefit of $1,253,000, primarily due to tax benefits generated on U.S. net operating losses, partially offset by tax on income earned by foreign subsidiaries and state and local income taxes.

Net income attributable to the Company for the three months ended August 31, 2010 was $1,156,000 or $.06 per basic and diluted share as compared to net income of $543,000 or $0.03 per basic and diluted share for the three months ended August 31, 2009.

Six Months Ended August 31, 2010 compared to Six Months Ended August 31, 2009

Consolidated net sales for the six months ended August 31, 2010 were $374,892,000 as compared to $304,360,000 for the comparable period of the prior year, an increase of $70,532,000 or 23.2%.

Excluding Xilinx product sales, active electronic component sales were $278,713,000 for the six months ended August 31, 2010, compared to $186,247,000 for the comparable period of the prior year, an increase of approximately $92,466,000.  Passive components sales for the six months ended August 31, 2010 were $33,761,000 compared to $19,015,000 for the six months ended August 31, 2009, an increase of $14,746,000 or 77.5%.

Consolidated gross margin was 14.9% for the six months ended August 31, 2010 as compared to 14.3% for the comparable period of the prior year.

Selling, general and administrative expenses increased $3,611,000 or 8.1% over the prior period primarily due to increased selling expenses of $3,159,000 as a result of higher sales levels and an increase of $700,000 in professional fees offset by a lower provision for doubtful accounts and other decreases in general and administrative expenses.

Net interest expense increased 109.4% to $1,430,000 from $683,000 from the prior period primarily due to higher debt levels and rates and the write-off of approximately $268,000 of unamortized deferred financing costs as a result of the new asset-based loan facility.

For the six months ended August 31, 2010, the Company recorded an income tax provision of $1,597,000, primarily due to tax on income earned by foreign subsidiaries, state and local income taxes, with no tax benefit taken on any net operating losses. For the six months ended August 31, 2009, the Company recorded an income tax benefit of $1,414,000, primarily due to tax benefits generated on U.S. net operating losses, partially offset by tax on income earned by foreign subsidiaries and state and local income taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net income attributable to the Company for the six months ended August 31, 2010 was $4,530,000 or $.25 per basic and diluted share as compared to a net loss of $(401,000) or $(0.02) per basic and diluted share for the six months ended August 31, 2009.

Liquidity and Capital Resources:

The Company's current ratio (current assets divided by current liabilities) was 3.5:1 at August 31, 2010.  Working Capital was $174,464,000 at August 31, 2010 as compared to $170,996,000 at February 28, 2010.

Bank Debt: Bank Credit Lines
On June 28, 2010, the  Company executed a new asset-based loan facility (the "ABL") with three lenders. The credit facility established under the ABL provides for maximum borrowings of $80 million with an option to increase the facility to a maximum borrowing of $110 million under certain circumstances. Up to $60 million of the ABL is to be used to finance the Company’s United States (“U.S.”) operations, with the $20 million balance to be used to finance the Company’s United Kingdom (“U.K.”) and Asian operations.  Based on the asset-based formula the Company may only borrow the consolidated excess available net of non qualifying inventories’ and receivables. The Company utilized the ABL to pay off and terminate its pre-existing U.S. Revolving Credit Line, consisting of a $120 million secured revolving line of credit, and U.K. Credit Line, consisting of a £4 million receivable financing agreement.

The ABL provides for borrowings at variable interest rates utilizing an asset-based formula predicated on a percent of qualifying accounts receivable and inventory at any given month end and taking into account the excess credit availability under the ABL.  The Company may also borrow under the ABL by utilizing London Interbank Notes (“Libor Notes”). At August 31 2010 the Company had outstanding approximately $10.0 million in Libor Notes. The Company is required to pay interest on any Base Rate loan outstanding monthly in arrears and is required to pay interest on each Eurodollar loan outstanding in arrears at the end of each applicable interest period.  For the purposes of the ABL, “Base Rate” shall mean the highest of  (i) the rate from time to time publicly announced by the lead lender, or its successors, as its “prime rate”, subject to each increase or decrease in such prime rate, effective as of the day any such change occurs, whether or not such announced rate is the best rate available at such bank, (ii) the Federal Funds Rate from time to time plus one-half (.50%) percent, or (iii) the three (3) month London Interbank Offered Rate plus one (1.00%) percent.  The margin applied to borrowings under the ABL is as follows:

Quarterly Average Consolidated Excess Availability under the ABL	Applicable Eurodollar Rate Margin	Applicable Base Rate Margin
Less than $20,000,000	3.50%	1.75%

Less than $30,000,000 and greater than or equal to $20,000,000	3.25%	1.50%

Greater than or equal to $30,000,000	3.00%	1.25%

The blended interest rate at August 31, 2010 was 4.12%. Direct borrowings under the ABL were $32,218,000 at August 31, 2010.

The Company has a bank credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,725,000) as of August 31, 2010, at the current prevailing interest rate 5.84%.  Borrowings under the Danish Credit Line were 795,000 ($136,000) and 6,146,000 Danish Kroner ($1,121,000) at August 31, 2010 and February 28, 2010, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At August 31, 2010, the Company had excess availability aggregating approximately $40,112,000 under all of its bank credit facilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We incurred interest expense on our borrowings under our credit facilities of $ 412,000 and $778,000 during the three and six months ended August 31, 2010, respectively, and $221,000 and $514,000 during the three and six months ended August 31, 2009, respectively.  We also recorded amortization of our deferred debt issuance costs of $333,000 and $374,000, reported within interest expense, during the three and six months ended August 31, 2010, respectively, inclusive of a $268,000 write-off associated with the ABL refinancing.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned bank agreements will be sufficient to finance its operations for at least the next twelve-month period.

Off-Balance Sheet Arrangements:
As of August 31, 2010, the Company had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:
All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s prior and current credit facilities bear interest based on fluctuating interest rates.  The interest rate under the ABL is tied to the bank's base rate or LIBOR rate, and under the Danish Credit Line is tied to the prevailing rate; both of these interest rates may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $89,000 for the three months ended August 31, 2010 and $197,000 for the three months ended August 31, 2009.  As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.  The Company has not entered into any instruments, such as interest rate swaps, to mitigate its interest rate risk.

Foreign Currency Exchange Rate Risk:
The Company has foreign subsidiaries in Asia, the United Kingdom, Germany, Denmark, Canada and Mexico.  The Company does business in more than one dozen countries and, during the quarter ended August 31, 2010, generated approximately 46.4% of its revenues from outside the United States.  The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiaries were $105,115,000 and $101,628,000 at August 31, 2010 and February 28, 2010, respectively, translated into U.S. dollars at the closing exchange rates on such dates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates.  The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% change of the dollar against foreign currencies was not material in the quarters ended August 31, 2010 or 2009.  These risks could have a material impact on the Company’s results in future periods.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report.  Based on this evaluation, our CEO and CFO concluded that as of August 31, 2010 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports it files or submits under the Exchange Act have been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the Risk Factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2010, we face certain additional material risks.  Such additional risks are set forth below:

The pending merger of the Company with Arrow Electronics, Inc. (the "Merger") pursuant to the Agreement and Plan of Merger dated September 19, 2010 (the “Merger Agreement”), is subject to a number of conditions that must be satisfied prior to closing.  If we are unable to satisfy these conditions, the Merger may not occur.  Should the Merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be materially adversely affected.  In addition, our stock price is likely to decline.

The Merger Agreement contains a number of conditions that must be satisfied before the closing of the Merger can occur, including, among others, (1) approval of the principal terms of the Merger by the Company’s stockholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, (3) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Arrow and the Company, respectively, and compliance by Arrow and the Company with their respective obligations under the Merger Agreement, (4) the absence of any Material Adverse Effect (as defined in the Merger Agreement) and (5) the delivery of certain required consents. If we are unable to satisfy one or more of these conditions, and as a result, unable to complete the Merger, we may lose suppliers, customers, and key employees, which would materially adversely affect our business, financial condition, results of operations and cash flows.

In addition, both the Company and Arrow have the right to terminate the Merger Agreement under certain circumstances. Under certain of those circumstances, the Company will be required to reimburse Arrow for its fees and expenses, up to $3.0 million, and in some cases pay Arrow a termination fee of 3% of the total consideration payable upon the consummation of the Merger, approximately $4,039,800, plus expenses, less any reimbursement of fees and expenses already made.  If we are required to reimburse Arrow for its fees and expenses or pay Arrow a termination fee, our business, financial condition, results of operations and cash flows would be materially adversely affected.  In addition, even if we are not required to reimburse Arrow, the Company will still be responsible for the costs incurred by it in connection with the Merger, which are currently estimated to be approximately $1.1 million. The costs will adversely affect the Company’s results of operations which may result in a decline in the market price of our common stock.

Following the execution of the Merger Agreement, our stock price began trading at approximately $6.90, $0.10 less than the price proposed to be paid upon consummation of the merger. In the event that our stockholders fail to approve the Merger Agreement, our stock price is likely to decline.

The Company and certain of our current and former directors and executive officers have been named as defendants in purported class action lawsuits related to the Merger.  These lawsuits, and any other similar lawsuits, may require significant management time and attention and result in significant legal expenses, which could materially adversely affect our business, financial condition, results of operations and cash flows.

After the announcement of our proposed Merger with Arrow on September 20, 2010, four class action lawsuits were filed against the Company, its directors, Arrow Electronics, Inc. and a wholly-owned subsidiary of Arrow.  All of the lawsuits were filed in New York State Supreme Court in Suffolk County.  Generally, the lawsuits allege breaches of fiduciary duty by the individual defendants and aiding and abetting in such breaches by the Company, and seek to enjoin or rescind the Merger as well as to recover unspecified damages and costs.  The Company intends to defend against each lawsuit vigorously.  In addition, four law firms have announced that they are investigating whether our directors breached their fiduciary duty in connection with the determination to enter into the Merger Agreement.

PART II
OTHER INFORMATION

Item 1A.	Risk Factors (Continued).

We cannot predict the outcome of the pending lawsuits or whether other lawsuits may be commenced.  Regardless of the outcome, this lawsuit, and any other litigation that may be brought against us or our officers and directors, could be time-consuming, result in significant expense to us and divert the attention and resources of our management and other key employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  An unfavorable outcome in any of such litigation matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, these lawsuits seek to enjoin the closing of our Merger with Arrow.  Should one or more of the plaintiffs be successful in obtaining an injunction prohibiting or significantly delaying the closing of the Merger, such prohibition or delay could result in the Merger failing to close, and such failure could cause a loss of our suppliers, customers, and key employees, which would materially adversely affect our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
None.

PART II
OTHER INFORMATION

Item 6.	Exhibits.

2.1
Agreement and Plan of Merger between Nu Horizons Electronics Corp., Arrow Electronics, Inc. and Neptune Acquisition Corporation, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated September 20, 2010).

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

10.2	2010 Outside Directors’ Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 29, 2010).

10.3
General Release and Settlement Agreement dated September 14, 2010 between Nu Horizons Electronics Corp. and Lazar, Levine & Felix, LLP, Nazeleen Sataur, Amiram Bielory, Michael Dinkes, and ParenteBeard LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 2010).

10.4
Agreement and Plan of Merger between Nu Horizons Electronics Corp., Arrow Electronics, Inc. and Neptune Acquisition Corporation, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated September 20, 2010).

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

Nu Horizons Electronics Corp.
Registrant

Date:	October 7, 2010	/s/ Martin Kent
Martin Kent
President and Chief Executive Officer

Date:	October 7, 2010	/s/ Kurt Freudenberg
Kurt Freudenberg
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

2.1
Agreement and Plan of Merger between Nu Horizons Electronics Corp., Arrow Electronics, Inc. and Neptune Acquisition Corporation, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated September 20, 2010).

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

10.2	2010 Outside Directors’ Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 29, 2010).

10.3
General Release and Settlement Agreement dated September 14, 2010 between Nu Horizons Electronics Corp. and Lazar, Levine & Felix, LLP, Nazeleen Sataur, Amiram Bielory, Michael Dinkes, and ParenteBeard LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 2010).

10.4
Agreement and Plan of Merger between Nu Horizons Electronics Corp., Arrow Electronics, Inc. and Neptune Acquisition Corporation, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated September 20, 2010).

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