Form 10-Q
period 2010-11-30
NU HORIZONS ELECTRONICS CORP
filed 2010-12-28
CIK 718074

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, as of December 20, 2010:

Common Stock – Par Value $.0066	18,519,695
Class	Outstanding Shares

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	Page(s)

Item 1.	Financial Statements.

	Consolidated Condensed Statements of Operations (unaudited) - Three and Nine Months Ended November 30, 2010 and 2009	3.

	Consolidated Condensed Balance Sheets - November 30, 2010 (unaudited) and February 28, 2010	4.

	Consolidated Condensed Statements of Cash Flows (unaudited) - Nine Months Ended November 30, 2010 and 2009	5.

	Notes to Interim Consolidated Condensed Financial Statements (unaudited)	6.-13.

	Report of Independent Registered Public Accounting Firm	14.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15.-20.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20.

Item 4.	Controls and Procedures.	21.

PART II.	OTHER INFORMATION	22.

Item 1.	Legal Proceedings.	22.

Item 1A.	Risk Factors.	22.-23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23.

Item 3.	Defaults Upon Senior Securities.	23.

Item 4.	Removed and Reserved.	23.

Item 5.	Other Information.	23.

Item 6.	Exhibits.	24.

SIGNATURES		25.

EXHIBIT INDEX		26.

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009

NET SALES	$158,458,000	$179,446,000	$533,350,000	$483,805,000

COSTS AND EXPENSES:
Cost of sales	132,455,000	154,269,000	451,315,000	415,115,000
Selling, general and administrative expenses	23,033,000	22,821,000	71,188,000	67,366,000
	155,488,000	177,090,000	522,503,000	482,481,000

OPERATING INCOME	2,970,000	2,356,000	10,847,000	1,324,000

OTHER (INCOME) EXPENSE
Interest expense	403,000	454,000	1,915,000	1,146,000
Interest income	(4,000)	(2,000)	(86,000)	(12,000)
	399,000	452,000	1,829,000	1,134,000

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NONCONTROLLING INTEREST	2,571,000	1,904,000	9,018,000	190,000

Provision (benefit) for income taxes	631,000	1,174,000	2,228,000	(240,000)

CONSOLIDATED NET INCOME	1,940,000	730,000	6,790,000	430,000

Net income attributable to noncontrolling interest	180,000	80,000	500,000	181,000

NET INCOME ATTRIBUTED TO NU HORIZONS ELECTRONICS CORP.	$1,760,000	$650,000	$6,290,000	$249,000

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO NU HORIZONS ELECTRONICS CORP.

Basic	$.10	$.04	$.35	$.01

Diluted	$.10	$.04	$.34	$.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,163,341	18,115,544	18,147,614	18,102,269
Diluted	18,438,144	18,189,426	18,293,480	18,162,352

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2010	February 28, 2010
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$28,827,000	$6,632,000
Accounts receivable – net of allowance for doubtful accounts of $2,983,000 and $3,659,000 as of November 30, 2010 and February 28, 2010, respectively	107,529,000	131,883,000
Inventories	96,743,000	117,377,000
Deferred tax asset	407,000	434,000
Prepaid expenses and other current assets	2,360,000	7,095,000
TOTAL CURRENT ASSETS	235,866,000	263,421,000

PROPERTY, PLANT AND EQUIPMENT – NET	4,272,000	4,924,000

OTHER ASSETS:
Goodwill	2,308,000	2,308,000
Intangibles – net	3,151,000	3,404,000
Other assets	2,533,000	2,087,000

TOTAL ASSETS	$248,130,000	$276,144,000

- LIABILITIES AND EQUITY -
CURRENT LIABILITIES:
Accounts payable	$37,009,000	$78,791,000
Accrued expenses	10,085,000	7,696,000
Bank debt	286,000	4,192,000
Income taxes payable	2,039,000	1,746,000
TOTAL CURRENT LIABILITIES	49,419,000	92,425,000

LONG TERM LIABILITIES
Bank debt	41,430,000	35,000,000
Other long term liabilities	3,568,000	3,355,000
TOTAL LONG TERM LIABILITIES	44,998,000	38,355,000

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0066 par value, 50,000,000 shares authorized; 18,519,695 and 18,549,305 shares issued and outstanding as of November 30, 2010 and February 28, 2010, respectively	122,000	122,000
Additional paid-in capital	58,478,000	57,227,000
Retained earnings	91,379,000	85,089,000
Other accumulated comprehensive income	549,000	240,000
Total Nu Horizons stockholders' equity	150,528,000	142,678,000
Noncontrolling interest	3,185,000	2,686,000
TOTAL EQUITY	153,713,000	145,364,000

TOTAL LIABILITIES AND EQUITY	$248,130,000	$276,144,000

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	November 30, 2010	November 30, 2009
INCREASE IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$558,128,000	$478,259,000
Cash paid to suppliers and employees	(536,440,000)	(481,946,000)
Interest received	86,000	12,000
Arbitration settlement received	1,900,000	—
Interest paid	(1,986,000)	(1,202,000)
Income tax refunds	—	2,474,000
Income taxes paid	(1,738,000)	(1,181,000)
Net cash provided (used) by operating activities	19,950,000	(3,584,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(255,000)	(910,000)
Net cash used in investing activities	(255,000)	(910,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit lines and bank credit lines	231,310,000	183,155,000
Repayments under revolving credit lines and bank credit lines	(228,786,000)	(171,752,000)
Proceeds from exercise of stock options	46,000
Dividend to noncontrolling interest	—	(135,000)
Net cash provided by financing activities	2,570,000	11,268,000

EFFECT OF EXCHANGE RATE CHANGE	(70,000)	(65,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,195,000	6,709,000

Cash and cash equivalents, beginning of year	6,632,000	4,793,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,827,000	$11,502,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

CONSOLIDATED NET INCOME	$6,790,000	$430,000
Adjustments:
Depreciation and amortization	1,159,000	1,389,000
Bad debt reserve	(367,000)	248,000
Deferred income tax	(22,000)	(1,171,000)
Stock based compensation	1,255,000	777,000
Changes in assets and liabilities:
Accounts receivable	24,778,000	(5,545,000)
Inventories	20,634,000	109,000
Prepaid expenses and other current assets	4,749,000	(1,190,000)
Other assets	(549,000)	3,171,000
Accounts payable and accrued expenses	(36,951,000)	(1,145,000)
Income taxes	(1,738,000)	(1,181,000)
Other long-term liabilities	212,000	524,000
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$19,950,000	$(3,584,000)

See accompanying notes

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION:

A.
In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Nu Horizons Electronics Corp. (the “Company") and its wholly-owned subsidiaries, NIC Components Corp. ("NIC"), Nu Horizons International Corp. ("International"), NUHC Inc. ("NUC"), Nu Horizons Electronics Asia PTE LTD ("NUA"), Nu Horizons Electronics Pty Ltd ("NUZ"), Razor Electronics Asia Private Limited ("RAA"), Nu Horizons Electronics NZ Limited ("NUN"), Nu Horizons Electronics GmbH ("NUD"), Nu Horizons Electronics (Shanghai) Co. Ltd. ("NUS"), Nu Horizons Electronics Europe Limited ("NUE"), Nu Horizons Electronics AS ("NOD", formerly known as C-88 ("C-88")), Titan Supply Chain Services Corp. ("Titan"), Titan Supply Chain Services PTE LTD ("TSC"), Titan Supply Chain Services Limited ("TSE"), Razor Electronics, Inc. ("RAZ"), NuXchange B2B Services, Inc. ("NUX"), Nu Horizons Electronics Hong Kong Ltd. ("NUO"), NUH Electronics India Private Limited ("NUY"), Nu Horizons Electronics Mexico, S.A. de C.V. ("NUM"), Nu Horizons Electronics Services Mexico, S.A. de C.V. ("NSM") and Nu Horizons Electronics Limited ("NUL") and its majority-owned subsidiaries, NIC Components Europe Limited ("NIE"), and NIC Components Asia PTE LTD. ("NIA") contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of November 30, 2010 and February 28, 2010 and the results of its operations for the three- and nine-month periods ended November 30, 2010 and 2009 and cash flows for the nine-month periods ended November 30, 2010 and 2009.

All references in this report to the "Company," "Nu Horizons," "we," "our" and "us" are to Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates otherwise.

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

The results of operations for the three- and nine-month periods ended November 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Prior to the third quarter of fiscal 2010, the Company’s quarterly tax provision for (benefit from) income taxes was measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.  Beginning with the third quarter of fiscal 2010, the Company used an alternative method to calculate the effective tax rate since it was unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year.  Under this alternative method, interim period income taxes are based on each quarters’ discrete pre-tax income.  Due to the uncertainty in the current economic market, the Company continued to apply the alternative method to compute income tax expense through the first nine months of fiscal 2011.

On September 20, 2010, the Company announced the signing of a definitive agreement (the "Merger Agreement") providing for the acquisition of Nu Horizons Electronics Corp. by Arrow Electronics, Inc. in an all-cash transaction (the "Merger") in which the Company's stockholders will receive $7.00 for each share of the Company's common stock.  On December 7, 2010, a Special Meeting of Stockholders took place in which the stockholders voted to adopt the Merger Agreement.  The closing of the Merger remains subject to certain remaining customary closing conditions and regulatory approvals.  The Company currently expects the Merger to close in the first quarter of calendar year 2011.

On September 14, 2010, the Company entered into a Settlement Agreement with its former independent registered public accounting firm and certain former partners of that firm. Pursuant to the Settlement Agreement, $1.9 million was paid to the Company, on October 4, 2010, upon which payment both parties released one another from claims related to the arbitration proceeding commenced by the Company.  This income was recorded by the Company during the three months ended November 30, 2010 and is included in selling, general and administrative expenses.  In addition, the Company incurred $990,000 of related costs through the nine months ended November 30, 2010.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

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

On March 1, 2010, the Company announced that Xilinx had formally notified the Company of its intention to terminate its distribution agreement with the Company.  The termination was effective on June 5, 2010.  Pursuant to the terms of the distribution agreement, the Company returned all unsold Xilinx inventory to Xilinx, at Xilinx’s expense, for a full refund of the original purchase price. Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010 and 12% of total sales for the nine months ended November 30, 2010, most of which occurred in the first quarter of fiscal year 2011.

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

2.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, which are recorded at cost, consist of the following:

	November 30, 2010	February 28, 2010

Furniture, fixtures and equipment	$10,817,000	$11,092,000
Computer equipment	9,851,000	9,744,000
Leasehold improvements	1,617,000	1,517,000
	22,285,000	22,353,000
Less: Accumulated depreciation and amortization	(18,013,000)	(17,429,000)
	$4,272,000	$4,924,000

Depreciation expense for the three months ended November 30, 2010 and 2009 was $280,000 and $274,000, respectively. Depreciation expense for the nine months ended November 30, 2010 and 2009 was $896,000 and $1,135,000, respectively.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

3.	DEBT:

Bank Debt: Bank Credit Lines
On June 28, 2010, the Company executed a new asset-based loan facility (the "ABL") with three lenders. The credit facility established under the ABL provides for maximum borrowings of $80 million with an option to increase the facility to a maximum borrowing of $110 million under certain circumstances. Up to $60 million of the ABL is to be used to finance the Company’s United States (“U.S.”) operations, with the $20 million balance to be used to finance the Company’s United Kingdom (“U.K.”) and Asian operations.  Based on the asset-based formula the Company may only borrow the consolidated excess available net of non-qualifying inventories and receivables. The Company utilized the ABL to pay off and terminate its pre-existing $120 million secured revolving line of credit, and U.K. credit line consisting of a £4 million (approximately $6,000,000) receivable financing agreement.

The ABL provides for borrowings at variable interest rates utilizing an asset-based formula predicated on a percent of qualifying accounts receivable and inventory at any given month end and taking into account the excess credit availability under the ABL.  The Company may also borrow under the ABL by utilizing London Interbank Notes (“Libor Notes”). At November 30, 2010, the Company had outstanding approximately $10,000,000 in Libor Notes. The Company is required to pay interest on any Base Rate loan outstanding monthly in arrears and is required to pay interest on each Eurodollar loan outstanding in arrears at the end of each applicable interest period.  For the purposes of the ABL, “Base Rate” shall mean the highest of  (i) the rate from time to time publicly announced by the lead lender, or its successors, as its “prime rate”, subject to each increase or decrease in such prime rate, effective as of the day any such change occurs, whether or not such announced rate is the best rate available at such bank, (ii) the Federal Funds Rate from time to time plus one-half (.50%) percent, or (iii) the three (3) month London Interbank Offered Rate plus one (1.00%) percent.  The margin applied to borrowings under the ABL is as follows:

Quarterly Average Consolidated Excess Availability under the ABL	Applicable Eurodollar Rate Margin	Applicable Base Rate Margin
Less than $20,000,000	3.50%	1.75%
Less than $30,000,000 and greater than or equal to $20,000,000	3.25%	1.50%
Greater than or equal to $30,000,000	3.00%	1.25%

The blended interest rate at November 30, 2010 was 4.2%.  Direct borrowings under the ABL were $41,430,000 at November 30, 2010.

The Company has a bank credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,815,000) as of November 30, 2010, at the current prevailing interest rate of 5.9%.  Borrowings under the Danish Credit Line were 1,586,000 Danish Kroner ($286,000) and 6,146,000 Danish Kroner ($1,121,000) at November 30, 2010 and February 28, 2010, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At November 30, 2010, the Company had excess availability aggregating approximately $25,550,000 under all of its bank credit facilities.

We incurred interest expense on our borrowings under our credit facilities of $293,000 and $1,195,000 during the three and nine months ended November 30, 2010, respectively, and $309,000 and $1,036,000 during the three and nine months ended November 30, 2009, respectively.  We also recorded amortization of our debt issuance costs of $110,000 and $720,000 reported within interest expense, during the three and nine months ended November 30, 2010, respectively, inclusive of a $268,000 write-off of debt issuance costs associated with the ABL refinancing.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

4.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	November 30, 2010	February 28, 2010

Commissions	$1,993,000	$2,089,000
Goods and services tax	1,928,000	752,000
Compensation and related benefits	2,609,000	969,000
Sales returns	892,000	739,000
Professional fees	995,000	332,000
Deferred rent	541,000	464,000
Other	1,127,000	2,351,000
Total	$10,085,000	$7,696,000

5.	NET INCOME (LOSS) PER SHARE:

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

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009

NUMERATOR:
Net income attributed to Nu Horizons Electronics Corp.	$1,760,000	$650,000	$6,290,000	$249,000

DENOMINATOR
Basic earnings per common share – weighted-average number of common shares outstanding	18,163,341	18,115,544	18,147,614	18,102,269
Effect of dilutive stock options and restricted shares	274,803	73,882	145,866	60,083
Diluted earnings per common share – adjusted weighted-average number of common shares outstanding	18,438,144	18,189,426	18,293,480	18,162,352
Net income per share: Basic	$0.10	$0.04	$0.35	$0.01

Diluted	$0.10	$0.04	$0.34	$0.01

For the three months ended November 30, 2010 and 2009, the above calculation excludes 429,125 options and 118,986 restricted shares and 1,268,250 options and 296,359 restricted shares, respectively, as their effect was antidilutive.  For the nine months ended November 30, 2010 and 2009, the above calculation excludes 1,657,375 options and 257,363 restricted shares, and 1,383,000 options and 354,490 restricted shares, respectively, as their effect was antidilutive.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

6.	STOCK BASED COMPENSATION:

Stock Options
Stock options granted to date under each of the Company’s 2000 Stock Option Plan, 2000 Key Employee Stock Option Plan and 2002 Key Employee Stock Incentive Plan generally expire ten years after the date of grant and become exercisable in four equal annual installments commencing one year from date of grant.  Stock options granted under the Company’s 2000 and 2002 Outside Directors’ Stock Option Plans expire ten years after the date of grant and become exercisable in three equal installments beginning on the date of grant and on the succeeding two anniversaries thereof.

The following information relates to the stock option activity for the nine months ended November 30, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 1, 2010	1,173,250	$7.42	4.2 years	$155,600
Granted	1,125,000	3.56	9.4 years	—
Exercised	(7,500)	5.39	—	—
Expired and forfeited	(79,250)	12.86	—	—
Outstanding at November 30, 2010	2,211,500	$5.27	6.6 years	$4,849,000
Exercisable at November 30, 2010	1,189,551	$6.77	4.2 years	$1,336,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2010.  This amount changes based on the fair market value of the Company’s common stock.  For the nine-month period ended November 30, 2010 and 2009, the Company recorded compensation expense aggregating approximately $713,000 and $173,000, respectively relating to the issuance of stock options.

Cash received from option exercises during the nine months ended November 30, 2010 and 2009 was $46,000 and $0, respectively and is included within the financing activities section in the accompanying consolidated statements of cash flow.

Restricted Stock
Subject to the terms and conditions of the 2002 Key Employee Stock Incentive Plan, as amended, the compensation committee of the Company's board of directors may grant shares of restricted stock.  Shares of restricted stock awarded may not be sold, transferred, pledged or assigned until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement.  Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest), historically over a five- or seven-year period.  For the nine-month periods ended November 30, 2010 and 2009, the Company recorded compensation expense aggregating $542,000 and $604,000, respectively, relating to the issuance of restricted stock.

Summary of Non-Vested Shares
The following information summarizes the changes in non-vested restricted stock for the nine months ended November 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 1, 2010	432,216	$8.73
Granted	—	—
Vested	(63,612)	$7.89
Forfeited	(20,578)	$6.36
Non-vested shares at November 30, 2010	348,026	$9.02

As of November 30, 2010, there was total unrecognized compensation cost of $3,975,000 related to non-vested shares and stock options which is expected to be recognized over a weighted average period of 2.8 years.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The active electronic components segment includes semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiber optic components, transistors and diodes. As part of the active electronic components segment, the Company has distributed systems from IBM Corporation, Oracle Corporation (formerly Sun Microsystems Inc.) and Alcatel-Lucent.  The Company and Oracle have agreed to terminate their supplier/distributor relationship effective November 30, 2010.   Oracle (Sun Microsystems) product sales contributed 3% of Nu Horizons consolidated revenue for the nine-month period ended November 30, 2010 and 5% for the comparable period in 2009.  In addition, the Company gave notice to terminate the IBM supplier/distribution agreement effective January 6, 2011.  Product sales for IBM were immaterial for the nine-month period ended November 30, 2010 and 2009.

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

Sales and operating income (loss), by segment, for the three and nine months ended November 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
Sales:	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Active electronic components	$141,984,000	$166,315,000	$483,116,000	$451,659,000
Passive components	16,474,000	13,131,000	50,234,000	32,146,000
	$158,458,000	$179,446,000	$533,350,000	$483,805,000

	Three Months Ended		Nine Months Ended
Operating income (loss):	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Active electronic components	$2,263,000	$1,879,000	$10,313,000	$2,856,000
Passive components	1,800,000	956,000	4,973,000	719,000
Corporate	(1,093,000)	(479,000)	(4,439,000)	(2,251,000)
	$2,970,000	$2,356,000	$10,847,000	$1,324,000

Total assets, by segment, as of November 30, 2010 and February 28, 2010 are as follows:

	November 30, 2010	February 28, 2010
Total assets
Active electronic components	$198,217,000	$231,408,000
Passive components	49,913,000	44,736,000
	$248,130,000	$276,144,000

The Company’s business is conducted in North America, Europe and Asia/Pacific.

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

Revenues, by geographic area, for the three and nine months ended November 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
Revenue:	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
North America	$85,336,000	$102,521,000	$286,333,000	$279,794,000
Europe	18,464,000	17,548,000	55,718,000	52,233,000
Asia/Pacific	54,658,000	59,377,000	191,299,000	151,778,000
	$158,458,000	$179,446,000	$533,350,000	$483,805,000

Total assets, by geographic area, as of November 30, 2010 and February 28, 2010 are as follows:

	November 30, 2010	February 28, 2010
Total assets
North America	$144,134,000	$174,516,000
Europe	13,226,000	16,235,000
Asia/Pacific	90,770,000	85,393,000
	$248,130,000	$276,144,000

The net book value of long-lived assets, by geographic area, as of November 30, 2010 and February 28, 2010 is as follows:

	November 30, 2010	February 28, 2010
Long –lived assets
North America	$3,816,000	$4,378,000
Europe	177,000	269,000
Asia/Pacific	279,000	277,000
	$4,272,000	$4,924,000

8.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders' equity.  Our comprehensive income (loss) primarily includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) for the three and nine months ended November 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009

Consolidated net income	$1,940,000	$730,000	$6,790,000	$430,000
Other comprehensive income (loss)	469,000	(189,000)	309,000	(102,000)
Consolidated comprehensive income (loss)	2,409,000	541,000	7,099,000	328,000
Less: Comprehensive income attributed to noncontrolling interest	180,000	80,000	500,000	181,000
Comprehensive income attributed to Nu Horizons Electronics Corp.	$2,229,000	$461,000	$6,599,000	$147,000

NU HORIZONS ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(CONTINUED)

9.	LEGAL PROCEEDINGS:
After the announcement of the proposed Merger with Arrow on September 20, 2010, four class action lawsuits were filed against the Company, its directors, Arrow Electronics, Inc. and a wholly-owned subsidiary of Arrow.  All of the lawsuits were filed in New York State Supreme Court in Suffolk County.  By order of the Court entered on October 29, 2010, the four class actions were consolidated in the New York Supreme Court, Suffolk County before the Hon. Elizabeth H. Emerson under the caption In re Nu Horizons Shareholders Litigation (the “Action”).  Also on October  29, 2010, the Court (Emerson, J.) entered an order appointing the law firms of Robbins Geller Rudman & Dowd, LLP, Robbins Umeda, LLP, and Levy & Korsinsky, LLP as Co-Lead Counsel for the plaintiffs in the Action.  Following extensive document production by the defendants to the plaintiffs’ counsel, the plaintiffs’ counsel alleged that there were certain additional disclosures that they believed the defendants should make in connection with the Merger.  While the defendants believe that the original proxy statement disclosed all material facts concerning the proposed transaction and complied with all applicable laws and regulations, the parties’ counsel entered into a Memorandum of Understanding dated November 12, 2010 pursuant to which the defendants agreed to make certain additional disclosures proposed by the plaintiffs in order to settle the Action and avoid the burden, expense and uncertainty of further litigation.  The supplemental disclosures were made on November 15, 2010.  Although the parties have reached an agreement to settle the Action, as memorialized in the Memorandum of Understanding, final settlement of the Action is subject to certain conditions that remain to be satisfied, including final approval by the Court.  Furthermore, the defendants have the right to terminate the settlement in the event that more than eight percent of the common stockholders of Nu Horizons elect to opt out of the settlement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Horizons Electronics Corp.

We have reviewed the condensed consolidated balance sheet of Nu Horizons Electronics Corp. (the "Company") as of November 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine-month periods ended November 30, 2010 and 2009.  These financial statements are the responsibility of the Company's management.

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
December 28, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, "we," "us," "our," "Nu Horizons" or "the Company" means Nu Horizons Electronics Corp. and its subsidiaries unless the context indicates a different meaning.

Forward Looking Statements:

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to its future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under Part II, Item 1A – Risk Factors in this Form 10-Q, "Item 1A – Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2010 and elsewhere in such Annual Report and from time to time in other documents which the Company files with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to the risk that the acquisition of the Company by Arrow Electronics, Inc. does not close, including the risk that the requisite regulatory approvals may not be obtained; the level of business and consumer spending for electronic products; the competitive environment within the electronics industry; the ability of the Company to expand its operations; the financial strength of the Company's customers and suppliers; the cyclical nature of the distributor industry; pricing and gross margin pressures; loss of key customers; the ability to control costs and expenses; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002); and risks involving governmental regulation.  Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

For a description of the Company's critical accounting policies and an understanding of the significant factors that influenced the Company's performance during the nine-month periods ended November 30, 2010 and 2009, this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended February 28, 2010.

Overview:

Nu Horizons and its wholly- and majority-owned subsidiaries are engaged in the distribution of high technology active and passive electronic components to a wide variety of OEMs of electronic products.

On September 20, 2010, the Company announced the signing of a definitive agreement (the “Merger Agreement”) providing for the acquisition of Nu Horizons Electronics Corp. by Arrow Electronics, Inc. in an all-cash transaction (the “Merger”) in which the Company's stockholders will receive $7.00 for each share of the Company's common stock.  On December 7, 2010, a Special Meeting of Stockholders took place in which the stockholders voted to adopt the Merger Agreement.  The closing of the Merger remains subject to certain remaining customary closing conditions and regulatory approvals.  The Company currently expects the Merger to close in the first quarter of calendar year 2011.

During the quarter ended May 31, 2010, the Company successfully completed the termination of its Xilinx distribution agreement.  All Xilinx inventories were sold to customers or returned to Xilinx for cash.  Xilinx product sales were approximately 32% of the Company's total sales for fiscal 2010 and 12% of total sales for the nine-month period ended November 30, 2010.

The Company operates in two product segments, active electronic components and passive components. The active electronic components segment includes semiconductor products such as memory chips, microprocessors, digital and linear circuits, microwave/RF and fiber optic components, transistors and diodes. As part of the active electronic components segment, the Company has distributed systems from IBM Corporation, Oracle Corporation (formerly Sun Microsystems Inc.) and Alcatel-Lucent.  The Company and Oracle have agreed to terminate their supplier/distributor relationship effective November 30, 2010.   Oracle (Sun Microsystems) product sales contributed 3% of Nu Horizons consolidated revenue for the nine-month period ended November 30, 2010 and 5% for the comparable period in 2009.  In addition, the Company gave notice to terminate the IBM supplier/distribution agreement effective January 6, 2011.  Product sales for IBM were immaterial for the nine-month periods ended November 30, 2010 and 2009.  In connection with the Oracle and IBM supplier/distribution termination, the Company had a reduction in workforce of 13 employees effective October 15, 2010, which is expected to reduce annual compensation expense by $1,500,000, not including severance costs of $341,000.

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

The tables below provide a summary of sales by operating segment for active electronic components and passive components for the Company for the three and nine months ended November 30, 2010 and 2009:

	Analysis of Sales by Segment
	Quarters Ended November 30,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Segment:
Active Electronic Components	$141,984,000	89.6%	$166,315,000	92.7%	(14.6)%
Passive Components	16,474,000	10.4%	13,131,000	7.3%	25.5%
	$158,458,000	100.0%	$179,446,000	100.0%	(11.7)%

	Analysis of Sales by Segment
	Nine Months Ended November 30,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Segment:
Active Electronic Components	$483,116,000	90.6%	$451,659,000	93.4%	7.0%
Passive Components	50,234,000	9.4%	32,146,000	6.6%	56.3%
	$533,350,000	100.0%	$483,805,000	100.0%	10.2%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The tables below provide a summary of sales by geographic area for the Company for the three and nine months ended November 30, 2010 and 2009:

	Analysis of Sales by Geography
	Quarters Ended November 30,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Geography:
North America	$85,336,000	53.9%	$102,521,000	57.1%	(16.8)%
Asia/Pacific	54,658,000	34.5%	59,377,000	33.1%	(7.9)%
Europe	18,464,000	11.6%	17,548,000	9.8%	5.2%
	$158,458,000	100%	$179,446,000	100%	(11.7)%

	Analysis of Sales by Geography
	Nine Months Ended November 30,				Percentage Change
	2010	% of Total	2009	% of Total	2010 to 2009
Sales by Geography:
North America	$286,333,000	53.7%	$279,794,000	57.8%	2.3%
Asia/Pacific	191,299,000	35.9%	151,778,000	31.4%	26.0%
Europe	55,718,000	10.4%	52,233,000	10.8%	6.7%
	$533,350,000	100%	$483,805,000	100%	10.2%

The following table sets forth, for the three- and nine-month periods ended November 30, 2010 and 2009, certain items in the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended November 30		Nine Months Ended November 30
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.6	86.0	84.6	85.8
Gross profit	16.4	14.0	15.4	14.2
Selling, general and administrative expenses	14.5	12.7	13.3	13.9
Interest expense	0.3	0.3	0.3	0.2
Net income	1.1	0.4	1.2	0.1

Prior to the third quarter of fiscal 2010, the Company’s quarterly tax provision for (benefit from) income taxes was measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.  Beginning with the third quarter of fiscal 2010, the Company used an alternative method to calculate the effective tax rate since it was unable to make a reliable estimate of pre-tax income for the remainder of the fiscal year.  Under this alternative method, interim period income taxes are based on each quarters’ discrete pre-tax income.  Due to the uncertainty in the current economic market, the Company continued to apply the alternative method to compute income tax expense through the first nine months of fiscal 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Three Months Ended November 30, 2010 compared to Three Months Ended November 30, 2009

Consolidated net sales for the three months ended November 30, 2010 were $158,458,000 as compared to $179,446,000 for the comparable period of the prior year, a decrease of $20,988,000 or 11.7%.

Excluding Xilinx product sales, active electronic component sales were $140,548,000 for the three months ended November 30, 2010 as compared to $105,901,000 for the comparable period of the prior year, an increase of approximately $34,647,000 or 32.7%.  Passive components sales for the three months ended November 30, 2010 were $16,474,000 compared to $13,131,000 for the three months ended November 30, 2009, an increase of $3,343,000 or 25.5%.

As a result of a favorable product mix, consolidated gross margin was 16.4% for the three months ended November 30, 2010 as compared to 14.0% for the comparable period of the prior year.

Selling, general and administrative expenses increased $212,000 to $23,033,000 for the quarter ended November 30, 2010.  The increase primarily relates to $1,462,000 higher professional fees in connection with the proposed acquisition of Nu Horizons Electronics Corp. by Arrow Electronics, Inc., an arbitration with our prior auditors related to a prior year restatement of the Company's financial statements (the "Arbitration"), and an increase in certain other professional fees, offset by a favorable $1,900,000 Arbitration settlement received by the Company.  Other selling, general and administrative expenses increased $650,000, primarily due to higher foreign exchange expense, freight cost and commissions.

Net interest expense decreased to $399,000 for the three months ended November 30, 2010 from $452,000 from the prior period primarily due to lower rates partially offset by higher debt levels.

For the three months ended November 30, 2010, the Company recorded an income tax provision of $631,000, primarily due to tax on income earned by foreign subsidiaries and state and local income taxes. For the three months ended November 30, 2009, the Company recorded an income tax provision of $1,174,000, primarily due to tax on income earned by foreign subsidiaries, state and local income taxes and reversal of estimated tax benefits taken in prior quarters, partially offset by tax benefits generated as a result of a U.S. net operating loss, foreign tax credit and tax benefits derived from research and development activities.

Net income attributable to the Company for the three months ended November 30, 2010 was $1,760,000 or $.10 per basic and diluted share as compared to net income of $650,000 or $0.04 per basic and diluted share for the three months ended November 30, 2009.

Nine Months Ended November 30, 2010 compared to Nine Months Ended November 30, 2009

Consolidated net sales for the nine months ended November 30, 2010 were $533,350,000 as compared to $483,805,000 for the comparable period of the prior year, an increase of $49,545,000 or 10.2%.

Excluding Xilinx product sales, active electronic component sales were $419,261,000 for the nine months ended November 30, 2010, compared to $292,149,000 for the comparable period of the prior year, an increase of approximately $127,112,000.  Passive components sales for the nine months ended November 30, 2010 were $50,234,000 compared to $32,146,000 for the nine months ended November 30, 2009, an increase of $18,088,000 or 56.3%.

As a result of a favorable product mix, consolidated gross margin was 15.4% for the nine months ended November 30, 2010 as compared to 14.2% for the comparable period of the prior year.

Selling, general and administrative expenses increased $3,822,000 or 5.7% over the prior period primarily due to increased selling expenses of $3,299,000 as a result of higher sales levels and an increase of $2,162,000 in professional fees.  The increased professional fees related to the proposed acquisition of Nu Horizons Electronics Corp. by Arrow Electronics, Inc., legal fees associated with the Arbitration and an increase in other professional fees, offset by a favorable $1,900,000 Arbitration settlement received by the Company.  Other selling, general and administrative expenses increased $261,000, primarily due to higher foreign exchange expense, freight cost and commissions.

Net interest expense increased to $1,829,000 from $1,134,000 from the prior period primarily due to higher average debt levels, and the write-off of approximately $268,000 of unamortized deferred financing costs as a result of the new asset-based loan facility partially offset by lower interest rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the nine months ended November 30, 2010, the Company recorded an income tax provision of $2,228,000, primarily due to tax on income earned by foreign subsidiaries and state and local income taxes. For the nine months ended November 30, 2009, the Company recorded an income tax benefit of $240,000, primarily due to tax benefits generated on U.S. net operating losses, foreign tax credit and tax benefits derived from research and development activities, partially offset by tax on income earned by foreign subsidiaries and state and local income taxes.

Net income attributable to the Company for the nine months ended November 30, 2010 was $6,290,000 or $.35 per basic and $.34 per diluted share as compared to a net income of $249,000 or $.01 per basic and diluted share for the nine months ended November 30, 2009.

Liquidity and Capital Resources:

The Company's current ratio (current assets divided by current liabilities) was 4.8:1 at November 30, 2010.  Working Capital was $186,447,000 at November 30, 2010 as compared to $170,996,000 at February 28, 2010.

Bank Debt: Bank Credit Lines
On June 28, 2010, the Company executed a new asset-based loan facility (the "ABL") with three lenders. The credit facility established under the ABL provides for maximum borrowings of $80 million with an option to increase the facility to a maximum borrowing of $110 million under certain circumstances. Up to $60 million of the ABL is to be used to finance the Company’s United States (“U.S.”) operations, with the $20 million balance to be used to finance the Company’s United Kingdom (“U.K.”) and Asian operations.  Based on the asset-based formula, the Company may only borrow the consolidated excess available net of non-qualifying inventories and receivables. The Company utilized the ABL to pay off and terminate its pre-existing U.S. $120 million secured revolving line of credit, and a £4 million (approximately $6,000,000) receivable financing agreement.

The ABL provides for borrowings at variable interest rates utilizing an asset-based formula predicated on a percent of qualifying accounts receivable and inventory at any given month end and taking into account the excess credit availability under the ABL.  The Company may also borrow under the ABL by utilizing London Interbank Notes (“Libor Notes”).  At November 30, 2010, the Company had outstanding approximately $10.0 million in Libor Notes. The Company is required to pay interest on any Base Rate loan outstanding monthly in arrears and is required to pay interest on each Eurodollar loan outstanding in arrears at the end of each applicable interest period.  For the purposes of the ABL, “Base Rate” shall mean the highest of  (i) the rate from time to time publicly announced by the lead lender, or its successors, as its “prime rate”, subject to each increase or decrease in such prime rate, effective as of the day any such change occurs, whether or not such announced rate is the best rate available at such bank, (ii) the Federal Funds Rate from time to time plus one-half (.50%) percent, or (iii) the three (3) month London Interbank Offered Rate plus one (1.00%) percent.  The margin applied to borrowings under the ABL is as follows:

Quarterly Average Consolidated Excess Availability under the ABL	Applicable Eurodollar Rate Margin	Applicable Base Rate Margin
Less than $20,000,000	3.50%	1.75%
Less than $30,000,000 and greater than or equal to $20,000,000	3.25%	1.50%
Greater than or equal to $30,000,000	3.00%	1.25%

The blended interest rate at November 30, 2010 was 4.2%. Direct borrowings under the ABL were $41,430,000 at November 30, 2010.

The Company has a bank credit agreement with a bank in Denmark (the "Danish Credit Line") which provides for maximum borrowings of 10,072,000 Danish Kroner (approximately $1,815,000) as of November 30, 2010, at the current prevailing interest rate 5.9%.  Borrowings under the Danish Credit Line were 1,586,000 Danish Kroner ($286,000) and 6,146,000 Danish Kroner ($1,121,000) at November 30, 2010 and February 28, 2010, respectively.  The Danish Credit Line has no expiration date and is reviewed quarterly by the bank in Denmark.

At November 30, 2010, the Company had excess availability aggregating approximately $25,550,000 under all of its bank credit facilities.

We incurred interest expense on our borrowings under our credit facilities of $293,000 and $1,195,000 during the three and nine months ended November 30, 2010, respectively, and $309,000 and $1,036,000 during the three and nine months ended November 30, 2009, respectively.  We also recorded amortization of our deferred debt issuance costs of $110,000 and $720,000, reported within interest expense, during the three and nine months ended November 30, 2010, respectively, inclusive of a $268,000 write-off of unamortized debt issuance costs associated with the ABL refinancing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company anticipates that its resources provided by its cash flow from operations and the aforementioned bank agreements will be sufficient to finance its operations for at least the next twelve-month period.

Off-Balance Sheet Arrangements:

As of November 30, 2010, the Company had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:
All of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates.  The Company’s prior and current credit facilities bear interest based on fluctuating interest rates.  The interest rate under the ABL is tied to the bank's base rate or LIBOR rate, and under the Danish Credit Line is tied to the prevailing rate; both of these interest rates may fluctuate over time based on economic conditions.  A hypothetical 100 basis point (one percentage point) increase in interest rates would have resulted in incremental interest expense of approximately $83,000 for the three months ended November 30, 2010 and $53,000 for the three months ended November 30, 2009.  As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.  The Company has not entered into any instruments, such as interest rate swaps, to mitigate its interest rate risk.

Foreign Currency Exchange Rate Risk:
The Company has foreign subsidiaries in Asia, the United Kingdom, Germany, Denmark, Canada and Mexico.  The Company does business in more than a dozen countries and, during the quarter ended November 30, 2010, generated approximately 46.3% of its revenues from outside the United States.  The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.
The Company’s total assets in its foreign subsidiaries were $103,996,000 and $101,628,000 at November 30, 2010 and February 28, 2010, respectively, translated into U.S. dollars at the closing exchange rates on such dates. The Company also acquires certain inventory from foreign suppliers at prices denominated in foreign currencies and, as such, faces risk due to adverse movements in foreign currency exchange rates.  The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% change of the dollar against foreign currencies was not material in the quarters ended November 30, 2010 or 2009.  These risks could have a material impact on the Company’s results in future periods.  The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and our Executive Vice President-Finance and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report.  Based on this evaluation, our CEO and CFO concluded that as of November 30, 2010 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports it files or submits under the Exchange Act have been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After the announcement of the proposed Merger with Arrow on September 20, 2010, four class action lawsuits were filed against the Company, its directors, Arrow Electronics, Inc. and a wholly-owned subsidiary of Arrow.  All of the lawsuits were filed in New York State Supreme Court in Suffolk County.  By order of the Court entered on October 29, 2010, the four class actions were consolidated in the New York Supreme Court, Suffolk County before the Hon. Elizabeth H. Emerson under the caption In re Nu Horizons Shareholders Litigation (the “Action”).  Also on October  29, 2010, the Court (Emerson, J.) entered an order appointing the law firms of Robbins Geller Rudman & Dowd, LLP, Robbins Umeda, LLP, and Levy & Korsinsky, LLP as Co-Lead Counsel for the plaintiffs in the Action.  Following extensive document production by the defendants to the plaintiffs’ counsel, the plaintiffs’ counsel alleged that there were certain additional disclosures that they believed the defendants should make in connection with the Merger.  While the defendants believe that the original proxy statement disclosed all material facts concerning the proposed transaction and complied with all applicable laws and regulations, the parties’ counsel entered into a Memorandum of Understanding dated November 12, 2010 pursuant to which the defendants agreed to make certain additional disclosures proposed by the plaintiffs in order to settle the Action and avoid the burden, expense and uncertainty of further litigation.  The supplemental disclosures were made on November 15, 2010.  Although the parties have reached an agreement to settle the Action, as memorialized in the Memorandum of Understanding, final settlement of the Action is subject to certain conditions that remain to be satisfied, including final approval by the Court.  Furthermore, the defendants have the right to terminate the settlement in the event that more than eight percent of the common stockholders of Nu Horizons elect to opt out of the settlement.

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

The Merger Agreement contains a number of conditions that must be satisfied before the closing of the Merger can occur.  As of the date of filing of this Form 10-Q, certain conditions remain to be satisfied, including, among others, (1) receipt of antitrust approval in China, (2) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Arrow and the Company, respectively, and compliance by Arrow and the Company with their respective obligations under the Merger Agreement, (3) the absence of any Material Adverse Effect (as defined in the Merger Agreement) and (4) the delivery of certain required consents. If we are unable to satisfy one or more of these conditions, and as a result, unable to complete the Merger, we may lose suppliers, customers, and key employees, which would materially adversely affect our business, financial condition, results of operations and cash flows.

In addition, both the Company and Arrow have the right to terminate the Merger Agreement under certain circumstances. Under certain of those circumstances, the Company will be required to reimburse Arrow for its fees and expenses, up to $3.0 million, and in some cases pay Arrow a termination fee of 3% of the total consideration payable upon the consummation of the Merger, approximately $4,000,000, plus expenses, less any reimbursement of fees and expenses already made.  If we are required to reimburse Arrow for its fees and expenses or pay Arrow a termination fee, our business, financial condition, results of operations and cash flows would be materially adversely affected.  In addition, even if we are not required to reimburse Arrow, the Company will still be responsible for the costs incurred by it in connection with the Merger, which are approximately $1,082,000 as of November 30, 2010. The costs will adversely affect the Company’s results of operations which may result in a decline in the market price of our common stock.

Following the announcement of the Merger Agreement, our stock price began trading at approximately $6.90, $0.10 less than the price proposed to be paid upon consummation of the Merger. In the event that the Merger is not consummated, our stock price is likely to decline.

Additionally, although we have reached an agreement to settle the pending Action, as memorialized in the Memorandum of Understanding dated November 12, 2010, final settlement of the Action is subject to certain conditions that remain to be satisfied, including final approval by the Court.  Furthermore, the defendants have the right to terminate the settlement in the event that more than eight percent of the common stockholders of Nu Horizons elect to opt out of the settlement.  In the event that the settlement of the Action is not finally approved by the Court, or if more than eight percent of the Company’s stockholders opt out of the settlement, it could result in additional significant expense to us and further divert the attention and resources of our management and other key employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

PART II
OTHER INFORMATION

Item 6.	Exhibits

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

10.2
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

Nu Horizons Electronics Corp.
Registrant

Date:  December 28, 2010
/s/ Martin Kent

Martin Kent
President and Chief Executive Officer

Date:  December 28, 2010
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

10.2
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